Form 10QSB
period 2007-09-30
Tactical Solution Partners, Inc.
filed 2007-11-09
CIK 1357115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Tactical Solution Partners, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Delaware	000-52719	20-4086662
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2408 Peppermill Drive, Suite I, Glen Burnie, Maryland 21061

(Address of Principal Executive Office) (Zip Code)

(443) 557-0200

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 63,435,674 as of November 9 2007.

———————
Transitional Small Business Disclosure Format (check one):	Yes	X	No

Tactical Solution Partners, Inc.

Form 10-QSB

Index

Page

PART I – FINANCIAL INFORMATION

2

Item 1.     Financial Statements

2

Condensed Consolidated Balance Sheet at September 30, 2007 (Unaudited)

2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended

September 30, 2007 and 2006 (Unaudited)

3

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the Nine Months

Ended September 30, 2007 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

September 30, 2007 and 2006 (Unaudited)

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.     Management’s Discussion and Analysis or Plan of Operation

24

Item 3.     Controls and Procedures

33

PART II – OTHER INFORMATION

35

Item 1.     Legal Proceedings

35

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3.     Defaults Upon Senior Securities

35

Item 4.     Submission of Matters to a Vote of Security Holders

35

Item 5.     Other Information

35

Item 6.     Exhibits

35

SIGNATURES

36

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Tactical Solution Partners, Inc. and Subsidiary

Condensed Consolidated Balance Sheet at September 30, 2007 (Unaudited)

September 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,586,721
Restricted cash	347,346
Accounts receivable	1,733,654
Prepaid expenses	157,534
Work in process	98,146
Total Current Assets	6,923,401
PROPERTY AND EQUIPMENT, Net	157,990
CONSTRUCTION IN PROGRESS	315,525
DEPOSITS	77,969
TOTAL ASSETS	$7,474,885
CURRENT LIABILITIES
Accounts payable	$2,011,371
Accrued payroll and related expenses	505,383
Equipment notes payable - current portion	41,574
Deferred revenue	10,443
Total Current Liabilities	2,568,771

EQUIPMENT NOTES PAYABLE, NET OF CURRENT	110,332
DEFERRED RENT	280,509
TOTAL LIABILITIES	2,959,612
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—
Common stock, par value $0.0001 per share; 100,000,000 shares authorized; 66,915,578 shares issued and outstanding	6,691
Additional paid-in capital	10,672,525
Treasury stock, at cost; 240,192 shares	(26,422)
Accumulated Deficit	(6,137,521)
TOTAL STOCKHOLDERS' EQUITY	4,515,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,474,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tactical Solution Partners, Inc. and Subsidiary

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

NET SALES	$6,897,748	$4,986,377	$12,674,390	$12,596,993

COST OF SALES	5,458,499	4,140,447	10,074,464	10,361,925

GROSS PROFIT	1,439,249	845,930	2,599,926	2,235,068

OPERATING EXPENSES
Salaries and related expenses	971,136	1,897,583	2,913,237	3,446,352
Selling, general and administrative expenses	355,633	251,372	956,166	593,668

TOTAL OPERATING EXPENSES	1,326,769	2,148,955	3,869,403	4,040,020

INCOME (LOSS) FROM OPERATIONS	112,480	(1,303,025)	(1,269,477)	(1,804,952)

OTHER INCOME (EXPENSE)
Stock and warrant accommodation	—	—	(1,930,110)	—
Interest expense	(3,714)	(60,820)	(49,648)	(147,119)
Interest income	18,061	—	51,480	301
Other income (expense)	(1,366)	—	(1,366)	—

TOTAL OTHER INCOME (EXPENSE)	12,981	(60,820)	(1,929,644)	(146,818)

NET INCOME (LOSS)	$125,461	$(1,363,845)	$(3,199,121)	$(1,951,770)

NET INCOME (LOSS) PER SHARE – BASIC	$—	$(0.03)	$(0.05)	$(0.05)

NET INCOME (LOSS) PER SHARE - DILUTED	$—	$(0.03)	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	67,038,889	43,905,853	59,295,476	42,740,862

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	70,468,293	43,905,853	59,295,476	42,740,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tactical Solution Partners, Inc, and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the Nine Months Ended September 30, 2007 (Unaudited)

							Additional Paid-In Capital	Accumulated Deficit	Total
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE - December 31, 2006	—	—	45,872,103	$4,587	(240,192)	$(26,422)	$2,115,589	$(2,938,400)	$(844,646)
Common stock and warrant accommodation	—	—	—	—	—	—	1,930,110	—	1,930,110
Common stock issued in private placement transaction, net of offering fees	—	—	20,400,000	2,040	—	—	4,559,178	—	4,561,218
Recognized portion of Common Stock granted to employees for services	—	—	—	—	—	—	326,415	—	326,415
Recognized portion of stock options issued for services provided by employees	—	—	—	—	—	—	103,125	—	103,125
Recognized portion of Common Stock issued in lieu of cash for services provided by non-employees	—	—	—	—	—	—	353,750	—	353,750
Recognized portion of warrants issued in lieu of cash for services provided by non-employees	—	—	—	—	—	—	875,657	—	875,657
Common stock issued in connection with legal settlement	—	—	350,000	35	—	—	461,965	—	462,000
Common stock issued in connection with exercise of employee stock options	—	—	293,475	29	—	—	(29)	—	—
Value of Common Stock for tax withheld upon exercise of stock options							(53,235)		(53,235)
Net Loss for the period	—	—	—	—	—	—	—	(3,199,121)	(3,199,121)
BALANCE - September 30, 2007 (Unaudited)	—	$—	66,915,578	$6,691	(240,192)	$(26,422)	$10,672,525	$(6,137,521)	$4,515,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tactical Solution Partners, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,199,121)	$(1,951,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Incentive leasehold improvement allowance provided by lessor	(221,400)	—
Accrual of payroll withholding liability associated with stock option exercise	(53,235)	—
Depreciation and amortization	14,201	12,748
Stock-based compensation	1,658,947	1,718,038
Stock and warrant accommodation	1,930,110	—
Accrued liability for deferred rent amortization	280,509	—
Changes in operating assets and liabilities:
Restricted cash	(347,346)	—
Accounts receivable	301,365	(791,770)
Prepaid expenses	(143,970)	(5,000)
Work in process	(54,044)	522,897
Accounts payable	1,304,298	597,156
Deposits	(75,000)	(2,969)
Accrued interest	(12,404)	7,551
Accrued payroll and related expenses	(30,609)	379,021
Deferred revenue	10,443	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,362,744	485,902
CASH USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(194,248)	(51,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on officer/stockholder notes	(1,481,007)	(800,000)
Proceeds from equipment note payable	150,182	—
Principal payments on equipment note payable	(8,266)	(3,074)
Proceeds from accounts receivable facility	—	750,000
Net proceeds from private placement transaction	4,561,218	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,222,127	(53,074)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,390,623	381,635
CASH AND CASH EQUIVALENTS – Beginning of period	196,098	39,989
CASH AND CASH EQUIVALENTS – End of period	$4,586,721	$421,624
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for interest	$43,197	$62,502
Distributions to officers/stockholders loaned back to Company	$—	$1,881,007
Common stock withheld in connection with restricted stock grant	$—	$26,422
Cashless exercise of stock options	$53,235	$—
Common stock issued in connection with legal settlement	$462,000	$—
Incentive allowance provided by lessor	$221,400	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tactical Solution Partners, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – THE COMPANY

Tactical Solution Partners, Inc. (the “Company”), formerly known as American Financial Holdings Inc. (“AFHI”), was originally incorporated under the laws of Delaware on May 27, 1998 as California Cyber Design, Inc. The Company’s predecessor, Pelican Mobile Computers, Inc., (“Pelican”) was incorporated in Maryland on November 3, 1997. The Company’s PelicanMobile division provides proprietary customization, integration and installation of rugged mobile hardware and wireless systems to law enforcement and first responder markets. In February 2006, the Company formed a new division, the Company’s Tactical Solution Options (“TSO”) division, to provide training and consulting services in the areas of fundamental military/soldier skill set training, tactical equipment and vulnerability/risk assessments to federal, state and local governments.

On January 6, 2006, Pelican completed a share exchange transaction with AFHI, a publicly-traded corporation with no operations, which was accounted for as a reverse merger and recapitalization of Pelican. The Company also effectuated a one-for-three reverse stock split on January 19, 2006. The accompanying condensed consolidated financial statements give retroactive effect to the recapitalization that occurred at the time of the Share Exchange and reverse stock split for all periods presented.

NOTE 2 – BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of changes in stockholders’ equity and the condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results to be expected for any other interim period of the fiscal year ending December 31, 2007.

This Form 10-QSB should be read in conjunction with the Company’s financial statements for the year ended December 31, 2006 filed on Form 10-SB/A on October 18, 2007.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $4,354,630 at September 30, 2007. The Company’s primary sources of liquidity through September 30, 2007 have been the cash flows it has generated in its operations, loans received from certain stockholders and a private placement transaction conducted in the nine months ended September 30, 2007.

The Company incurred an operating loss of $1,269,477 for the nine months ended September 30, 2007 and its accumulated deficit amounted to $6,137,521 at September 30, 2007. The operating loss includes $1,658,946 in stock-based compensation charges for various awards issued to employees and non-employees during the nine months ended September 30, 2007 and amortization of awards granted in previous periods.

Following its completion of the Share Exchange in January 2006, the Company has incurred, and expects that it will continue to incur, substantial additional general and administrative expenses as a result of having become a publicly traded company. The Company also entered into employment agreements with certain of its executive officers and key employees of its newly-formed TSO division for aggregate annual compensation amounting to approximately $1,100,000 (after giving effect to voluntary salary reductions that are more fully described in Note 8) and an additional lease for office space expiring in March 2011 as described in Note 8.

As more fully described in Note 10, the Company received gross proceeds of $5,100,000 (net proceeds of approximately $4,561,218 after the payment of approximately $538,782 in transaction expenses) in a private placement of Common Stock and Common Stock purchase warrants that it completed in March, April and June 2007. The Company used $1,493,411 of these proceeds to repay working capital loans made to the Company by certain of its stockholders, including $1,481,007 in principal and $12,404 in accrued interest thereon.

As more fully described in Note 8, the Company entered into a non-cancelable operating lease for 22,410 sq. ft. of office and warehouse facilities expiring in 2015. Under the terms of the lease agreement, the lessor provided the Company with an allowance of $221,400 to be used toward making improvements to the leased premises. Total costs to improve the facility are estimated to be $415,689, $194,289 of which is to be paid by the Company. During the three months ended September 30, 2007, $94,125 was paid to the lessor and recorded as construction in progress in the accompanying balance sheet.

Management believes that the funds the Company received in the aforementioned private placement combined with funds that it expects to generate in its operations are sufficient to sustain the business through at least September 30, 2008. However, the Company expects to devote substantial capital resources to pursue its overall business plan, including the planned expansion of its divisions. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue new business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances will not have a material effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pelican. All significant inter-company accounts and transactions have been eliminated.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. Cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 at each institution. From time to time, these amounts may exceed the FDIC limits. Uninsured bank cash balances amounted to $2,473,055 at September 30, 2007. The Company has not experienced any losses on these accounts.

Revenue Recognition

The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) 104 with respect to all of its revenue. The Company adheres strictly to the criteria outlined in SAB 104, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery and installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

PelicanMobile Division

The Company’s PelicanMobile division earns revenue from installing computers and related customized hardware in first responder vehicles under purchase orders or short-term contracts with local law enforcement and other public safety agencies. Under these arrangements, PelicanMobile provides its customers with (i) laptop computers, (ii) customized mounting equipment designed for use in first responder vehicles, and (iii) installation services. PelicanMobile requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. PelicanMobile generally configures such laptops to conform to customer specifications defined at the time in which the contract or sale is negotiated, which sales are made at fixed prices. PelicanMobile, from time to time, may also install computer software on laptops that it resells to its customers on a time and materials basis.

The Company considers delivery to its PelicanMobile customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its PelicanMobile customers with a warranty against defects in the installation of its mobile computing solutions for one year from the date of installation. The Company accounts for warranty liabilities in accordance with the provisions of FAS 5 “Accounting for Contingencies (as amended).” Warranty claims were insignificant during the nine months ended September 30, 2007 and 2006.

The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the company lower its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the nine months ended September 30, 2007 and 2006.

Tactical Solution Options Division

The Company’s Tactical Solution Options (“TSO”) division earns revenue from training and consulting services in the areas of fundamental military/soldier skill set training, tactical equipment and vulnerability/risk assessments. Revenues from our TSO division amounted to $149,212 and $5,600 for the nine months ended September 30, 2007 and 2006, respectively.

To date, TSO has earned revenue from (i) consulting and (ii) tactical equipment sales. Under these arrangements, TSO requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling or fixed fee price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any.

The Company considers delivery to its TSO customers to have occurred at the time in which the training or consulting work has been completed and/or the product is delivered and the customer has acknowledged its acceptance of the work or product. The Company recognizes revenue at the time in which it completes the services required under TSO customer contracts and the customer has provided written acceptance of the work.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. A majority of the Company’s customers are federal, state, municipal and local government agencies. Substantially all of the Company’s accounts receivable balances were collected subsequent to September 30, 2007. Accordingly, the Company has deemed it unnecessary to establish an allowance for doubtful accounts based on its historical collection rates and low occurrence of credit losses.

Net Income (Loss) Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share for each of the nine month periods ended September 30, 2007 and 2006 and the three month period ended September 30, 2006 excludes Common Stock equivalents in the computation because their effect would be anti-dilutive.

The denominator in the Company’s computation of basic net income (loss) per share as presented in the table below includes vested stock options exercisable at $0.01 per share for all periods presented. The computation of diluted net income per share for the three months ended September 30, 2007 includes the dilutive effect of 15,220,000 warrants and 1,500,000 shares of Common Stock eligible for purchase under a stock accommodation agreement, all with exercise prices that were greater than the weighted average price per share during the period ($0.42 per share). 17,220,000 warrants exercisable as of September 30, 2007 were excluded in the determination of diluted net loss per share for the nine months ended September 30, 2007.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) – numerator for basic and diluted income (loss) per share	$125,461	$(1,363,845)	$(3,199,121)	$(1,951,770)

Denominator:
Denominator for basic income (loss) per share – weighted average shares	67,038,889	43,905,853	59,295,476	42,740,862

Effect of dilutive securities:
Warrants	2,167,500	—	—	—
Stock accommodation	1,261,904	—	—	—

Total potentially dilutive securities	3,429,404	—	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares and assumed conversions	70,468,293	43,905,853	59,295,476	42,740,862

Basic net income (loss) per share	$—	$(0.03)	$(0.05)	$(0.05)

Diluted net income (loss) per share	$—	$(0.03)	$(0.05)	$(0.05)

Employee Share-Based Payments

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment.” This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. As the Company did not issue any employee share-based payments prior to January 1, 2006, there was no unrecognized compensation costs in any prior periods.

The following summarizes amounts recognized in salaries and related expenses in the statement of operations for the fair value of share-based payments to employees for all periods presented and as more fully described in Note 11:

	Nine Months Ended September 30,
	2007	2006
Stock options	$103,125	$37,500
Restricted stock, vested	—	1,303,038
Recognized portion of fair value of restricted stock	326,415	337,500
	$429,540	$1,678,038

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are amortized over the vesting period or period of performance of the services.

The following summarizes amounts recognized in salaries and related expenses in the statement of operations for the fair value of share-based payments to non-employees for all periods presented and as more fully described in Notes 11 and 14:

	Nine Months Ended September 30,
	2007	2006
Warrants	$875,657	$—
Restricted stock	353,750	40,000
	$1,229,407	$40,000

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes (Note 12).

Use of Estimates in Preparing Financial Statements

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Critical accounting policies requiring the use of estimates are, allowance for doubtful accounts, depreciation and amortization and share-based payments.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus applies to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 applies to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. The adoption of EITF 06-7 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5 – ACCOUNTS RECEIVABLE FINANCING FACILITY

On August 1, 2006, the Company entered into a Loan and Security Agreement with a bank to provide the Company with up to $1.5 million in working capital financing in amounts equal to eighty percent (80%) of eligible accounts receivable. Advances under this arrangement bear interest at a rate of 1% above the Prime Lending Rate (9.25% at December 31, 2006) per annum. The facility expires on August 1, 2007. In addition, the Loan and Security Agreement required the Company to pay a nonrefundable commitment fee of $15,000, which is included in interest expense in the accompanying statement of operations for the year ended December 31, 2006.

Two individuals who are officers, directors and principal stockholders of the Company agreed to personally guaranty the facility up to $375,000 each until the six month anniversary of the facility, up to $187,500 each from 6 months to the one-year anniversary of the facility and $0 thereafter. Three of the Company’s officers subsequently transferred an aggregate of 750,000 shares to the two officers, directors and principal stockholders to compensate them for having personally guaranteed the accounts receivable financing facility. In accordance with SEC Staff Accounting Bulletin (SAB) 5T amended by SAB 79, "Accounting for Expenses on Liabilities Paid by Principal Stockholder," the Company recorded a $435,000 stock-based compensation charge in the accompanying consolidated statements of operations for the year ended December 31, 2006, for the fair value of the shares transferred under this arrangement ($0.58 per share on August 31, 2006).

At various times beginning August 1, 2006 through September 30, 2007, the Company utilized the facility up to $800,000. As of September 30, 2007, no principal was outstanding under the facility. Accordingly, the amount of unused credit under this facility is equal to $1,500,000 at September 30, 2007, subject to the availability of eligible accounts receivable as defined under the credit agreement. Total interest paid under the facility amounted to $7,168 for the nine months ended September 30, 2007.

On September 7, 2007, the Company entered into a Standby Letter of Credit Agreement with the bank to place a $750,000 restriction on the facility to secure its purchases with a key vendor up to $2,000,000. The vendor that is secured under this agreement may, at its discretion, draw up to $750,000 under this facility. Should the Company not pay its invoices within net 30 days terms, advances under this facility would bear interest at a rate of 5% above the Prime Lending Rate per annum. To date, no amounts have been drawn under this Standby Letter of Credit Agreement. The Standby Letter of Credit matures on September 7, 2008 at which time all outstanding principal and interest become due and payable.

NOTE 6 – EQUIPMENT NOTES PAYABLE

Automobile Note Payable

On February 15, 2004, the Company entered into a non-interest bearing note with a bank secured by an automobile with a net book value of approximately $7,615 at September 30, 2007. The balance of the note amounted to approximately $6,148 at September 30, 2007. The note matures on March 14, 2009 and requires monthly payments of approximately $384.

Equipment Financing

In January 2007, the Company entered into loan and security agreements bearing interest at a rate of approximately 9.6% per annum to finance the cost of an enterprise resource planning system including software, with a net book value of $30,990, hardware leasing, maintenance and support services. The notes mature in August 2010 and require monthly payments, after a 6-month grace period, of approximately $3,049.

In September 2007, the Company entered into a non-cancelable note agreement bearing interest at a rate of approximately 10.9% per annum to finance the cost of furniture with a net book value of $56,572. The note matures in September 2012 and requires monthly payments of approximately $1,226. The note agreement required pre-payment of the first and last payments amounting to $2,452.

Maturities of equipment notes payable is as follows:

For the years ended September 30,	Amount
2008	43,143
2009	44,051
2010	39,347
2011	12,766
2012	12,599

Total	$151,906

NOTE 7 – STOCKHOLDERS’ LOANS

On January 11, 2006, the Company entered into an agreement with the stockholders of Pelican to distribute to them an amount, in cash, equal to the retained earnings of Pelican at the time of the Share Exchange, subject to the completion of an audit of the Company’s financial statements for the years ended December 31, 2005 and 2004. The amount of the distribution, determined upon the completion of the audit, amounted to $1,881,007. For the purposes of funding working capital, the stockholders’ agreed to loan this amount back to the Company, with interest at the rate of 10% per annum, compounding monthly, commencing on January 1, 2006. The note agreement provided for the principal to be repaid no earlier than three-hundred sixty-five (365) days from the date of its issuance and thereafter, would be payable on demand. The 365-day maturity period stipulated in the note occurred on January 10, 2007 at which time, the balance due became payable on demand. On April 4, 2006, the Company had repaid $400,000 to the stockholders, reducing the principal balance of the note to $1,481,007. On March 31, 2007, the Company repaid the loans from the stockholders in full, amounting to $1,481,007 and $12,404 in accrued interest at that date using proceeds received in the private placement described in Note 10.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rents office spaces under two separate non-cancelable operating leases, expiring in December 2008 and March 2011, respectively. One of these office facilities is being leased to the Company by a related party (Note 9). Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs, are as follows:

Year Ended September 30,	Amount
2008	69,150
2009	47,412
2010	40,884
2011	20,844

Total	$178,290

On May 16, 2007, the Company entered into a non-cancelable operating lease for 22,410 sq. ft. of office and warehouse facilities expiring 7 years and three months from the date of occupancy by the Company, which, under the original terms of the lease agreement, was expected to commence on or before December 17, 2007. The commencement of the operating lease was subject to substantial completion of improvements to the facility, which the lessor had up to 175 days to complete. The lessor provided the Company with an allowance of $221,400 to be used toward making improvements to the leased premises.

Under the terms of the lease agreement, the Company is required to pay to the lessor an aggregate security deposit of $175,000 of which $15,000 was paid, $60,000 was due to the lessor upon approval of the improvement plan, which was approved on June 22, 2007, and the remaining $100,000 is due to the lessor upon the earlier of (i) the lessor granting early access to the warehouse facility or (ii) the commencement date of the lease. Upon completion of the twelfth full month of the term of the lease, the lessor is required to refund to the Company $87,500 of the security deposit, subject to timely lease payments by the Company and no other event of default. Upon completion of the twenty-fourth month of the term of the lease, the lessor is required to refund to the Company $72,500 of the security deposit, subject to timely lease payments by the Company and no other event of default. The remaining $15,000 will be refunded to the Company upon the completion of the lease term.

In addition, the lease agreement provides for the Company to reimburse the lessor for the cost of the improvements on a pro rata basis over the term of the lease in the event of the Company's default on or termination of the lease agreement prior to the expiration of term of the lease in 2015. The lease agreement also provides for the lessor to make certain penalty payments to the Company in the event that the lessor fails to complete the required improves within the contractual 175 day construction period. Such penalties are payable for a period up to 120 days, commencing on December 18, 2007, at which time if the lessor fails to complete its improvements under the term of the lease, the agreement will terminate and neither party shall have any further liability to the other.

The Company is accounting for the lease using the guidelines established under (“FTB”) 88-1 “Issues Relating to Accounting for Leases.” FTB 88-1 requires lessees to record the amount of any unconditional payments made by a lessor for the benefit of a lessee (whether characterized as an allowance or a lease incentive) as an asset with an offsetting deferred credit that is amortized as a reduction of the lease payments over the term the lease. Accordingly the Company has recorded a $221,400 asset, which represents the full amount of the cost of leasehold improvement being assumed by the lessor, which is offset by a deferred credit that is included in deferred rent expense in the accompanying balance sheet.

The Company has also determined that the lease commencement date occurred on July 26, 2007, which is the date in which the Company was notified that the local building authorities approved the building plan that was agreed to by the Company and the lessor. Accordingly, the Company considers July 26, 2007 as the date in which (i) it gained both access to and control over the leased premises, and (ii) any contingencies with respect to the commencement of the lease term became remote.

The total estimated cost of the leasehold improvement plan amounts to approximately $415,689, of which $221,400 is being paid directly to a third part contractor by the lessor as an unconditional payment under the terms of the lease. Accordingly, the Company’s cost of the improvement plan will amount to approximately $194,289, of which $94,125 was paid during the three months ended September 30, 2007.These amounts are classified as construction in progress in the accompanying balance sheet and will be amortized over the term of the lease commencing on July 26, 2007.

On October 25, 2007, substantially all improvements were completed by the lessor and the Company accepted occupancy of the leased premises.

Future minimum lease payments under this lease agreement, excluding the Company’s share of operating costs, are as follows:

Year Ended September 30,	Amount
2008	$148,470
2009	167,767
2010	172,802
2011	194,204
2012	200,033
Thereafter	489,162

Total	$1,372,438

The Company records total rent expense over the term of the lease on a straight-line basis. Rent expense amounted to $117,985 and $38,577 for the nine months ended September 30, 2007 and 2006, respectively.

Settlement of Legal Proceedings

On May 2, 2007, the Company entered into a settlement and release agreement with Joseph Cornwell, Fareri Financial Services, Inc. and Anthony Fareri & Associates (the “Claimants”) to settle certain alleged claims arising out of the Share Exchange. The Company issued 250,000 shares of restricted Common Stock to Joseph Cornwell and 100,000 shares of restricted Common Stock to Fareri & Associates, Inc. The aggregate fair value of the settlement amounted to $462,000 on May 2, 2007. The settlement and release agreement forever discharges the Company from any and all manner of claims, demands, actions or suits the Claimants have had or may have against the Company now and in the future.

Legal Dispute

On March 2, 2007, Birch Systems, LLC, filed an action against the Company in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges that the Company breached its obligations under the consulting agreement by failing to timely compensate Birch in the manner set forth in the agreement. Birch is seeking monetary damages in the amount $100,000, plus accrued interest, the transfer to Birch of 1.25 million shares of the Company’s Common Stock, the issuance to Birch of three million warrants to purchase the Company’s Common Stock and reasonable attorney’s fees. Birch is additionally seeking a “constructive trust” in connection with the 1.25 million shares of stock and a permanent injunction against the Company from taking any action to dilute Birch’s ownership interest in the Company’s Common Stock. Management believes Birch’s claims are without merit, intends to vigorously defend against the claim and believes the Company’s cancellation of this agreement was effected in accordance with terms permitting termination for cause. The Company is unable to determine the outcome of this matter, but has recorded Common Stock and warrant compensation expense from the commencement of the agreement to the date of termination in the amounts of $138,542 for the fair value of 208,334 shares of Common Stock that would have been earned under the agreement and $213,544 for the fair value of warrants that would have been earned under the agreement, of which $78,125 for the fair value of 104,167 shares of Common Stock and $126,270 for the fair value of warrants was recorded during the nine months ended September 30, 2007. Although management believes that the Company has strong defenses available to it in the case, there can be no assurance that the outcome will not have a material effect on the Company’s financial condition or results of operations.

Employment Agreements

On January 6, 2006, the Company entered into employment agreements with five of its key executives. The agreements provide, among other things, for the payment of aggregate annual salaries of approximately $900,000 and up to six months of severance compensation for terminations under certain circumstances. These employment agreements expire on January 6, 2008 and at the option of the Company are renewable for successive one year terms. Aggregate potential severance compensation amounts to $450,000. Effective July 1, 2006, each of the five key executives agreed to a 25% permanent reduction in annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $675,000 and aggregate potential severance compensation amounting to $337,500. Accordingly, compensation expense gives effect to a $168,750 and $56,250 aggregate permanent reduction in salary expense and approximately $25,313 and $8,438 in aggregate payroll taxes and employee benefits during the nine months ended September 30, 2007 and 2006, respectively.

On February 1, 2006, the Company entered into employment agreements with four key employees. The agreements provide, among other things, for the payment of aggregate annual salaries of approximately $528,000 and up to six months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounts to $264,000. In addition, the employment agreements with these four key employees provide for the payment of signing bonuses amounting to $200,000 in the aggregate. The Company has accrued but not yet paid these signing bonuses. Finally, upon initial contract award to the Company’s Tactical Solution Options Group, the four key executives are to receive 1,000,000 shares of restricted Common Stock of the Company. On January 1, 2007, these four key employees agreed to a permanent reduction in annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $480,000 and aggregate potential severance compensation amounting to $240,000. Accordingly, compensation expense gives effect to a $36,000 aggregate permanent reduction in salary expense and approximately $5,400 in aggregate payroll taxes and employee benefits during the nine months ended September 30, 2007.

On March 6, 2006, the Company entered into an employment agreement with a key executive. The agreement is substantially similar to the employment agreements with the Company’s other five key executives, with the exception of the annual base salary which amounts to $130,000 per year and aggregate potential severance compensation of $65,000. On January 1, 2007, the Company increased the key executive’s base salary to $135,000 per year, resulting in aggregate potential severance compensation of $67,500.

On September 1, 2006, an employment agreement originally entered into on January 6, 2006, as described above, with a key executive was terminated as a result of his resignation. The Company entered into a Severance and Release Agreement with the executive to provide 6 months’ salary and continued benefits. For the nine months ended September 30, 2006, total amounts under this severance arrangement amounted to $11,704.

On August 27, 2007, the Company entered into a verbal agreement with an employee to serve as its Executive Vice President of Sales. The agreement provides for an annual salary of $210,000 per year plus benefits. The Company and the employee are in the process of negotiating additional terms that when finalized are intended to be memorialized in a written employment agreement.

On October 2, 2007, an employment agreement originally entered into on January 6, 2006 with a key executive was terminated as a result of his resignation as more fully described in Note 15.

NOTE 9 – RELATED PARTY TRANSACTIONS

Lease of PelicanMobile Offices from Peppermill Properties, LLC

As described in Note 8, the Company leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by the former shareholders of Pelican, now officers, directors and principal stockholders of the Company. On January 1, 2004, the Company entered into a 5-year lease with Peppermill. For the nine months ended September 30, 2007, rent expense amounted $22,050. Future minimum lease payments under this lease are as follows:

For the years ended September 30,	Minimum Expected Lease Payments
2008	$31,350
2009	$8,100
Total	$39,450

Personal Guarantee of American Bank Credit Facility

As described in Note 5, two officers, directors and principal stockholders of the Company agreed to personally guarantee an accounts receivable financing facility.

Loans from Stockholders

As described in Note 7, certain of the Company’s officers, directors and principal stockholders provided the Company with borrowings that were repaid in March 2007.

NOTE 10 - STOCKHOLDERS’ EQUITY

Securities Purchase Agreement and Warrants

On January 31, 2007, the Company entered into a securities purchase agreement with a non-employee as an inducement to sell certain securities held by the stockholder to a group of investors introduced to the Company and the stockholder by the Company's financial advisor. The agreement provides the stockholder with the right within 24 months to purchase 1,500,000 shares of the Company’s Common Stock at an aggregate price of $100,000. The stockholder has 24 months to deliver the purchase price, at which time the agreement terminates. The Company recorded the fair value of the securities purchase agreement as other expense during the nine months ended September 30, 2007. The fair value of the securities purchase agreement amounted to $1,185,000 and was estimated using the Black-Scholes option-pricing model with a closing price of $0.85 on the date of the grant, the respective exercise price, a 2- year life, a stock price volatility of 96% and a risk-free rate of return of 4.6%. The stockholder was granted “piggyback” registration rights with respect to these shares.

On January 31, 2007, the Company issued warrants to purchase 1.0 million shares of Common Stock of the Company to the same stockholder above at an exercise price of $0.25 per share. The warrants will expire five years from the date of issuance. The fair value of the warrants amounted to $745,110 and was estimated using the Black-Scholes option-pricing model with a closing price of $0.85 on the date of the grant, the exercise price, a 5-year life, a stock price volatility of 96% and a risk-free rate of return of 4.6%.

The aggregate fair value of the securities purchase agreement and the Common Stock purchase warrants amounts to $1,930,110 ($1,185,000 for the fair value of the 1.5 million shares issuable under the securities purchase agreement and $745,110 for the fair value of the 1.0 million Common Stock purchase warrants), which is included in other expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2007.

Placement of Investment Units

During the nine months ended September 30, 2007, the Company received funding under a private placement (the “2007 Placement”) of Investment Units (the “Units”). Each Unit was sold at a price of $0.50, with each unit consisting of two shares of Common Stock, par value $0.0001, (the “Common Stock”) and a warrant to purchase one share of Common Stock at a price of $0.39 per share (the “Warrants”). The Warrants are exercisable at any time prior to the expiration, five years following their issuance. The Company issued a total of 20,400,000 shares of Common Stock and Warrants to purchase a total of 10,200,000 shares of Common Stock. Aggregate proceeds from the 2007 Placement amounted to $4,561,218, net of legal and printing expenses of approximately $29,000 and aggregate selling agent fees of $510,000. The Company also issued warrants to purchase 1,020,000 shares of Common Stock to the placement agent. The investors and the placement agent were granted “piggyback” registration rights with respect to the shares of Common Stock included in the Units and underlying the Warrants.

NOTE 11 – SHARE-BASED PAYMENTS

To date, the Company has issued restricted stock, warrants and granted non-qualified stock options to certain employees and non-employees at the discretion of the board of directors. The Company does not currently have a stock incentive plan. All options granted to date have exercise prices that are less than the fair value of underlying stock at the date of grant and have terms of ten years. The vesting period of all options granted to date is 2 years and are dependent upon continued employment with the Company.

Restricted Stock Grants

On January 19, 2006 the Company granted (upon completion of the Share Exchange described in Note 2) an aggregate of 13,100,000 shares of restricted stock to certain executives, members of the newly formed TSO Division management team and the former president of AFHI. This award includes (i) 13,000,000 shares granted to the key executives and TSO management team that vest upon the fourth anniversary of each of their respective employment origination dates with the Company, subject to accelerated vesting by the board of directors in their sole discretion under a verbal agreement between the Company and the executives later memorialized on June 26, 2007 and (ii) 100,000 fully vested and non-forfeitable shares issued to the former president of AFHI. The Company obtained an independent third-party appraisal of the fair value of its Common Stock at January 19, 2006, which amounted to $0.20 per share. Accordingly, the Company recorded $20,000 of stock based compensation on January 19, 2006 for the fair value of the 100,000 shares issued to the former President of AFHI.

As more fully described below, on August 31, 2006, the Company accelerated vesting with respect to 4,740,192 shares under this award. Accordingly, the Company recorded a $948,038 charge with respect to these restricted stock grants during the nine months ended September 30, 2006. The remaining 8,259,808 shares are subject to vesting over a four year period ending on January 19, 2010. The aggregate fair value of these shares, which amounts to $1,651,962 is being amortized over the four year vesting period in accordance with SFAS 123R. The recognized portion of these shares amounted to $326,415 and $337,500 during the nine months ended September 30, 2007 and 2006, respectively.

Effective August 31, 2006, the board of directors authorized the Company to accelerate vesting of 4,000,000 shares of restricted stock granted to the Company’s former President and Chief Executive Officer on January 19, 2006 in connection with his separation from the Company. The fair value of the shares amounted to $800,000, or $0.20 per share based upon the independent third-party appraisal of the fair value of its Common Stock at January 19, 2006. The Company accrued $142,780 for payroll taxes associated with this award at September 30, 2006 and has included this amount in salaries and related expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2006. The Company recorded the amount as stock-based compensation charge based on the grant date fair value of the shares in accordance with SFAS 123R. The former officer subsequently transferred 250,000 of these shares to two other officers as compensation for having personally guaranteed the accounts receivable financing facility described in Note 5.

Effective August 31, 2006, the board of directors authorized the Company to accelerate vesting of an aggregate of 740,192 shares of restricted stock granted to two of its key executives. The fair value of the shares amounted to $148,038, or $0.20 per share based upon the independent third-party appraisal of the fair value of its Common Stock at January 19, 2006. The Company withheld 240,192 shares with an aggregate fair value of $26,422 to pay withholding taxes. The Company recorded the amount as stock-based compensation charge based on the grant date fair value of the shares in accordance with SFAS 123R. The key executives subsequently transferred

500,000 of these shares to two other officers as compensation for having personally guaranteed the accounts receivable financing facility described in Note 5.

The aggregate fair value of the shares transferred to the officers/stockholders who personally guaranteed the accounts receivable financing arrangement described in Note 5 amounted to $435,000 based upon the closing trading price of $0.58 per share on August 31, 2006.

In February and April 2006, the Company issued an aggregate of 200,000 shares of Common Stock to a firm in connection with a placement agency agreement (Note 14). These shares were fully vested and non-forfeitable on their date of issuance and not subject to the completion of a financing transaction. The Company obtained an independent third-party appraisal of the fair value of the shares, which amounted to $40,000 or $0.20 per share, including $40,000 recorded as stock-based compensation expense during the nine months ended September 30, 2006. The Company recorded the amount as stock-based compensation in accordance with EITF 96-18.

As described in Notes 8 and 14, the Company entered into a consulting agreement on December 8, 2006, in which it issued 1,250,000 shares of Common Stock to a consulting firm engaged to provide marketing and business development consulting services for a term of one year commencing on December 11, 2006. The fair value of the shares amounted to $725,000 ($0.58 per share) and $937,500 ($0.75 per share) based upon the closing trading price of the Company’s Common Stock as of December 31, 2006 and February 8, 2007, respectively, in accordance measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $78,125 for the nine months ended September 30, 2007 in accordance with EITF 96-18.

As described in Note 14, the Company entered into a consulting agreement on December 18, 2006, in which it issued 750,000 shares of Common Stock to a consulting firm engaged to provide investment banking services for a term of one year. The fair value of the shares amounted to $367,500 ($0.49 per share) based upon the closing trading price of the Company’s Common Stock on that date. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $275,625 for the nine months ended September 30, 2007 in accordance with EITF 96-18.

Common Stock Purchase Warrants

As described in Note 14, in connection with a consulting agreement entered into on December 8, 2006, the Company issued 3,000,000 Common Stock purchase warrants with a weighted average exercise price of $0.285 per share. All of these warrants are forfeitable in the event that the agreement is terminated for cause prior to the completion of the one year service period. The fair value of these warrants, which amount to $1,047,284, is being accounted for in accordance with the measurement date provisions of EITF 96-18. The Company is amortizing to stock-based compensation expense the fair value of the warrants over the term of the agreement, or 12 months. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.58 (as of December 31, 2006); risk–free interest rate of 4.97%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%. In accordance with the measurement date provisions of EITF 96-18, the Company re-measured the warrants based on fair value on February 8, 2007 (the date of the termination of the agreement). The aggregate fair value of the warrants amounted to $1,515,240, of which $126,270 was amortized as stock-based compensation expense during the nine months ended September 30, 2007. Assumptions relating to the estimated fair value of these warrants at the date of the termination of the agreement are as follows: fair value of Common Stock of $0.75 (as of February 8, 2007); risk–free interest rate of 5.06%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%.

As described in Note 14, in connection with a consulting agreement entered into on December 18, 2006, the Company issued 3,000,000 warrants with a weighted average exercise price of $0.285 per share. The warrants were fully vested and non forfeitable at their date of issuance. The fair value of these warrants, which amounted to $810,211, is being accounted for in accordance with the measurement date provisions of EITF 96-18. The Company is amortizing to stock-based compensation expense the fair value of the warrants over the term of the agreement, or 12 months, which amounted to approximately $607,659 for the nine months ended September 30, 2007. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.49; risk–free interest rate of 4.97%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%.

As described in Note 14, in connection with a consulting agreement entered into on May 23, 2007, the Company issued 2,000,000 warrants with a weighted average exercise price of $1.00 per share. The warrants were fully vested and non forfeitable at their date of issuance. The fair value of these warrants, which amounted to $425,182, is being accounted for in accordance with the measurement date provisions of EITF 96-18. The Company is amortizing to stock-based compensation expense the fair value of the warrants over the term of the agreement, or 12 months, which amounted to approximately $141,728 for the nine months ended September 30, 2007. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.75; risk–free interest rate of 4.99%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%.

A summary of warrant activity for the nine months ended September 30, 2007 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2006	6,000,000	$0.285	4.96
Granted	14,220,000	$0.466	—
Forfeited or expired	(3,000,000)	$0.285	—
Exercised	—	—	—
Outstanding at September 30, 2007	17,220,000	$0.434	4.13
Exercisable at September 30, 2007	17,220,000	$0.434	4.13

Warrants issued during the nine months ended September 30, 2007 include (i) 10,200,000 warrants to the investors in the placement of units described in Note 10, (ii) 1,020,000 warrants to the placement agent of the units described in Note 10, (iii) 1,000,000 warrants issued to the stockholder in connection with the securities purchase agreement described in Note 10 and (iii) 2,000,000 warrants issued to a consultant in connection with the agreement described in Note 14.

Stock Options

During the year ended December 31, 2006, the Company granted options to purchase an aggregate of 1,250,000 shares of its Common Stock. These options include: (i) a grant on March 6, 2006 of options to purchase 500,000 shares at $0.01 per share with a fair value of $100,000 to the chief operating officer of the Company upon execution of his employment agreement, (ii) a grant on March 13, 2006 of options to purchase 250,000 shares at $0.01 per share with a fair value of $50,000 to an employee and (iii) a grant on October 10, 2006 to purchase 500,000 shares at $0.01 per share, with a fair value of $175,000 to the chief operating officer upon his promotion to the position of chief executive officer. All of the options vest quarterly over two years and expire 10 years after date of grant.

For the 750,000 options granted in March 2006, the Company obtained an independent third-party appraisal of the fair value of the shares underlying the options. Assumption related to estimating the fair value of the 750,000 options granted are: fair value of underlying Common Stock $0.20; risk-free interest rate of 4.77%; expected dividend yield zero percent; expected option life of six years; and expected volatility of 96%.

Assumptions relating to estimating the fair value of the 500,000 options granted in October 2006 are as follows: fair value of underlying Common Stock $0.35; risk-free interest rate of 4.72%; expected dividend yield zero percent; expected option life of six years; and expected volatility of 96%.

The Company cancelled 187,500 stock options on October 9, 2006 in connection with the termination of the grantee employee.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future as it intends to use any future retained earnings to fund business growth. Accordingly, expected dividends yields are currently zero. In accordance with SFAS 123R, the Company has reviewed the available data with respect to the proportion of outstanding options the Company expects to vest annually and have assumed that 100% of outstanding options will vest annually. Unearned compensation related to potions granted through December 31, 2006 remains unadjusted to reflect this assumption. The Company will prospectively monitor employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company will adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company’s stock.

On August 8, 2007, an optionholder exercised 437,500 options at an aggregate exercise price of $4,375. The optionholder elected to pay the exercise price and associated withholding taxes by surrendering 144,025 options with a fair value of $57,610 ($53,235 for withholding taxes and $4,375 for the exercise price) based on the trading price of the Company’s Common Stock ($0.40 on August 8, 2007), resulting in a net issuance of 293,475 shares of Common Stock.

A summary of option activity for the nine months ended September 30, 2007 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2006	1,062,500	$0.01	9.46
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised	437,500	$0.01	—
Outstanding at September 30, 2007	625,000	$0.01	8.79
Exercisable at September 30, 2007	187,500	$0.01	8.44

At September 30, 2007, the aggregate intrinsic value of options outstanding and options exercisable, based on the September 28, 2007 closing price of the Company Common Stock ($0.27 per share) amounted to $168,750 and $50,625, respectively.

The total fair value of options vested during the nine months ended September 30, 2007 amounted to $103,125. The Company did not capitalize the cost associated with stock-based compensation.

Aggregate stock-based compensation, including $103,125 for the fair value of employee stock options and $680,165 for the fair value of vested restricted stock to employees and non-employees, and $875,657 for the fair value of warrants to non-employees for the nine months ended September 30, 2007 amounted to $1,658,947. Aggregate stock-based compensation, including $37,500 for the fair value of employee stock options and $1,680,538 for the fair value of vested restricted stock to employees and non-employees, for all awards made during the nine months ended September 30, 2006 amounted to $1,718,038.

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the nine months ended September 30, 2007, sales to three customers, all of which are agencies of state or municipal governments, amounted to $1,115,290, $1,865,238 and $2,306,602, representing approximately 9%, 15%, and 18% of net sales for the period, respectively. Accounts receivable due from one of these customers amounted to $327,495 or approximately 19% of total accounts receivable at September 30, 2007. Accounts receivable from two other customers amounted to $249,117 and $430,940 or approximately 14% and 25%, respectively of total accounts receivable at September 30, 2007.

During the nine months ended September 30, 2006, sales to two customers, both of which are agencies of state or municipal governments, amounted to $1,314,246, $1,414,866 and $2,455,492, representing approximately 10%, 11% and 20% of net sales for the period, respectively.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, which amounted to $7,699,663 and $8,825,872, comprised approximately 61% and 70% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. Accounts payable due to this distributor amounted to $1,604,272 or approximately 80% of total accounts payable at September 31, 2007.

In addition, the Company purchases custom-designed laptop mounts for vehicles from a single vendor. Revenues from laptop vehicle mounts, which amounted to $1,783,305 and $1,133,110, comprised approximately 14% and 9% of total revenues for the nine months ended September 30, 2007 and 2006, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than these two vendors that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of either of these vendors could result in a temporary disruption of the Company’s operations.

NOTE 13– INCOME TAXES

As described in Note 4, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

The Company has filed federal and various state income tax returns for the year ended December 31, 2006 on a consolidated basis. The Company has identified its Federal tax return and its state tax returns in Delaware, Maryland and Virginia as 'major' tax jurisdictions, as defined in FIN 48. The consolidated group for this purpose includes Tactical Solution Partners, Inc. (formerly known as American Financial Holdings Inc. (“AFHI”) and its wholly owned subsidiary Pelican Mobile Computers, Inc. AFHI, prior to the Share Exchange Transaction, had no operations. The initial period of tax reporting for the Company is for the year ended December 31, 2006. The income tax returns of the Company filed for 2006, and its predecessor, Pelican, filed prior to 2006 when it was a Subchapter S corporation, have not been examined by the applicable federal and state tax authorities. Income tax returns for 2003 and forward remain open under the statute of limitations.

At December 31, 2006, the Company has federal and state net operating loss carryforwards available to offset future taxable income, if any, of approximately $759,000 expiring at various times through 2026. These NOL’s may become subject to a substantial limitation under the “Change of Ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of these net operating losses prior to their utilization

NOTE 14 – CORPORATE FINANCE AND MARKETING ADVISORY SERVICES AGREEMENTS

Birch Systems LLC

On December 8, 2006, the Company entered into a twelve (12) month consulting agreement with Birch Systems, LLC (“Birch”) commencing on December 11, 2006, to provide introductions to business contracts, marketing outlets and other such services to increase awareness of the Company. As compensation, the Company agreed to (i) pay a monthly consulting fee of $10,000, which is included in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2006 and (ii) issue 1,250,000 shares of Common Stock to Birch. In addition, the Company agreed to issue (i) 1.5 million Common Stock purchase warrants exercisable at a price equal to the next established offering price of the Company’s Common Stock, or $0.25 per share, (ii) 500,000 Common Stock purchase warrants exercisable at a 10% premium to the next established offering price, or $0.275 per share, (iii) 500,000 Common Stock purchase warrants exercisable at a 25% premium to the next established offering price, or $0.3125 per share, and (iv) 500,000 Common Stock purchase warrants exercisable at a 50% premium to the next established offering price, or $0.375 per share, for an aggregate of 3,000,000 warrants. The Company set the offering price at $0.25 per share of Common Stock in January 2007 in the process of completing a private placement memorandum dated February 23, 2007 and as amended March 30, 2007. The Company has given retroactive effect to this offering price in estimating the fair value of the warrants. The agreement provides that the warrants will expire five years from the date of issuance.

On February 8, 2007, the Company terminated the agreement with Birch for cause and requested return of the shares and warrants. On March 2, 2007, Birch Systems, LLC, filed an action against the Company in the U.S. District Court for the Northern District of Georgia, Atlanta Division seeking monetary damages amounting to the full cash, stock and warrant compensation package under the agreement and legal fees (Note 18).

In accordance with the provisions of EITF 96-18, the Company was required to re-price the fair value of the share and the warrants as of December 31, 2006 and February 8, 2007 (the termination date). As described in Note 11, the fair value of the 3 million warrants amounted to $1,047,284 and $1,515,240 using the Black-Scholes option-pricing model at December 31, 2006 and February 8, 2007, respectively. The Company recorded $204,395 of aggregate stock-based compensation expense under this agreement ($78,125 for the fair value of 104,666 shares and $126,270 for the fair value of the warrants) for the nine months ended September 30, 2007.

Sierra Equity Group, Ltd. Inc.

On December 18, 2006, the Company entered into a “Selling Agreement” with Sierra Equity Group, Ltd. Inc. (“Sierra”) to act as the exclusive selling agent for a period of 90 days for the purpose of raising up to $1 million on a best efforts basis. As compensation, the Company agreed to (i) a ten percent (10%) cash fee of the gross proceeds received from the sale of securities under the placement agency agreement (the “Financed Amount”) and (ii) warrants, entitling Sierra to purchase shares of Common Stock equal to 10% of the Financed amount at the prospective offering price, if such a transaction is completed within the 90 day period or unless extended by the Company for a period not to exceed an additional 90 days.

In addition, the Company entered into an Investment Advisory Services Agreement with Sierra on December 18, 2006, whereby it agreed to (x) issue 750,000 shares of Common Stock to Sierra, (y) a $5,000 per month retainer for a period of 12 months commencing on December 1, 2006, (z) issue to Sierra warrants to purchase (i) 1.5 million Common Stock purchase warrants exercisable at a price equal to the next established offering price of the Company’s Common Stock, or $0.25 per share, (ii) 500,000 Common Stock purchase warrants exercisable at a 10% premium to the next established offering price, or $0.275 per share, (iii) 500,000 Common Stock purchase warrants exercisable at a 25% premium to the next established offering price, or $0.3125 per share, and (iv) 500,000 Common Stock purchase warrants exercisable at a 50% premium to the next established offering price, or $0.375 per share, for an aggregate of 3,000,000 warrants. The Company set the offering price at $0.25 per share of Common Stock in January 2007 in the process of completing a private placement memorandum dated February 23, 2007 and as amended March 30, 2007. The Company has given retroactive effect to this offering price in estimating the fair value of the warrants. The agreement provides that the warrants will expire five years from the date of issuance.

As described in Note 11, the fair value of the warrants amounted to $810,211 using the Black-Scholes option-pricing model. The fair value of the Common Stock amounted to $367,500 based on the closing price of the Company’s Common Stock on December 18, 2006. The stock and the warrants were fully vested and non-forfeitable on their dates of issuance. Total compensation expense under this agreement for the nine months ended September 30, 2007 amounted to $883,284, or $275,625 for the fair value of the Common Stock and $607,659 for the fair value of the warrants.

Amendment and Supplement to Agreements with Sierra Equity Group, Ltd. Inc.

On March 27, 2007, the Company amended and supplemented its Investment Banking Advisory and Selling Agent Agreements with Sierra. The supplement and amendment provides that upon receipt of funding under the Selling Agent Agreement, the Investment Banking Advisory Agreement shall be amended to increase the retainer fee from $5,000 per month to $10,000 per month. Aggregate retainer fees paid during the nine months ended September 30, 2007 amounted to $95,000. In addition, the Company agreed to implement a corporate governance plan to comply with all federal, state and regulatory statutes. The Company also agreed not to make any changes to its management team one year from the date of the first closing of funding under the Selling Agent Agreement. Additionally, the Company agreed to reserve 12% of the net proceeds raised by Sierra under the private placement for the hiring of an investor and public relations firm. Accordingly, the Company reserved $547,346 for investor and public relations services, of which $200,000 was used to retain a public relations firm with the remaining $347,346 included as restricted cash at September 30, 2007. Finally, Sierra has proposed to purchase or arrange for the purchase of shares of Common Stock held a former officer and director of the Company. We granted “piggyback” registration rights on a best-efforts basis with respect to these shares.

Agreement with Trilogy Capital Partners, Inc.

On May 23, 2007, the Company entered into a 12-month consulting agreement with Trilogy Capital Partners, Inc. to provide marketing and capital market services in satisfaction of agreement with Sierra Equity Group, Ltd. Inc. to reserve 12% of the net proceeds raised by Sierra under the private placement. As compensation, the Company agreed to (i) pay a monthly consulting fee of $10,000 and (ii) issue 2.0 million Common Stock purchase warrants exercisable at a price of $1.00 per share. The warrants are fully vested and non-forfeitable on the date of issuance. The fair value of these warrants, which amounted to approximately $425,182, is being accounted for in accordance with the measurement date provisions of EITF 96-18. The Company is amortizing to stock-based compensation expense the fair value of the warrants over the 12-month term of the agreement. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.75; risk–free interest rate of 4.99%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%. Total stock-based compensation expense under this agreement for the nine months ended September 30, 2007 amounted to $141,728 for the fair value of the warrants.

NOTE 15 – SUBSEQUENT EVENTS

Resignation of Officer and Director

On October 3, 2007, a key executive’s employment agreement was terminated following his notice of resignation. The Company entered into a Severance Agreement and Full Mutual Release with the executive to provide 3 months’ salary amounting to approximately $33,288 as well as the accelerated vesting of 150,000 shares of restricted Common Stock granted to the executive in January 2006. The remaining 3,479,904 unvested restricted shares that had been granted to the executive were returned to the Company for cancellation. In addition, the executive elected to have the Company withhold 46,800 shares of restricted stock in which vesting was accelerated to pay withholding taxes. As a result of the cancellation of the remaining $3,479,904 unvested restricted shares, the Company will record a credit of approximately $262,610 in recognized but unvested stock-based compensation expense as of October 3, 2007.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the condensed consolidated operating results of the Company and its subsidiary for the three and nine months ended September 30, 2007 and 2006, respectively, and the financial condition of the Company at September 30, 2007. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2006 filed on Form 10-SB/A on October 18, 2007.

Forward-Looking Statements

Statements included in this Quarterly Report filed on Form 10-QSB that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) the effects of adverse general economic conditions, both within the United States and globally, and (iv) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts.

Forward-looking statements speak only as of the date the statements are made. Tactical Solution Partners, Inc. (the “Company”) assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

Overview

We are a provider of rugged and non-rugged mobile information technology equipment and integration services and anti-terrorism training and preparedness solutions to the first responder, military and commercial markets. We have organized our company under two divisions – our PelicanMobile division and our Tactical Solution Options division.

Plan of Operation

PelicanMobile Division

Our PelicanMobile division sells information technology hardware and services in support of homeland security, offering integrated, feature-rich “office-in-the car” rugged mobile communication solutions and information technology products addressing back-office agency operations. As clearly evidenced in recent national emergencies, the rapid dissemination of real-time information is critical to determine and assure timely and precise resource allocation by public sector decision makers. Police agencies, firefighters and EMS personnel have unique requirements for communication, ruggedness, reliability and quality. The equipment must be able to work in extreme environments that include high levels of vibration and shock, wide temperature ranges, varying humidity, electromagnetic interference and voltage and current transients. PelicanMobile’s rugged mobile communication solutions provide public safety workers with the unique functionalities necessary to enable effective response to emergency situations.

This division was founded and commenced operations in 1997 and provides proprietary customization, integration and installation of rugged mobile hardware and wireless systems to the law enforcement and first responder markets. PelicanMobile specializes in the development and engineering of proprietary and purpose-built mobile solutions offering seamless integration and interoperability with existing public communications networks. PelicanMobile’s systems expertise combined with sophisticated integration and customization offers powerful, user friendly, mobile solutions for specialized vertical markets.

Tactical Solution Options Division

Our Tactical Solution Options (“TSO”) division was founded on February 1, 2006 to address the increased trend toward outsourcing of training and consulting by the federal government and military branches. Our TSO division is developing business opportunities for the design and delivery of maritime and riverine security, law enforcement, and anti-terrorism training and preparedness solutions to the private, commercial, and government sectors. We are committed to building common skills, encouraging unity of practice and cooperation between allies within the United States and abroad in all aspects of maritime security operations. Our vision is to strengthen the security of our nation and allied nations through continuous preparedness.

Our TSO management and personnel possess subject matter expertise in two primary areas: (i) fundamental skill set education, and (ii) threat identification and mitigation.

We anticipate TSO’s fully developed services will include:

•

delivery to our customers of tactical training solutions to build the fundamental skills required by today’s military, law enforcement and first responder personnel in the global war on terrorism (“GWOT”); and maritime security and safety operations; and

•

provision to customers of vulnerability/risk assessments and security audits to identify infrastructure vulnerabilities and prescribe courses of action to mitigate threats based on our customers’ risk management profiles.

Satisfaction of our cash obligations for the next 12 months

We are pursuing opportunities in the law enforcement and anti-terrorism preparedness training and consulting industries. Accordingly, our cash obligations are anticipated to increase over the next 12 months. The cash would be utilized to fund (i) the hiring of employees, the construction of training facilities and the development of training curricula for significant multi-year contract awards with branches of the federal government and military, and (ii) acquisitions of complementary businesses.

In January 2006, we borrowed $1,881,007 from certain of our principal stockholders. These loans are evidenced by promissory notes accruing interest at the rate of 10% per annum beginning January 1, 2006. On April 4, 2006, we repaid $400,000 to the stockholders, reducing the principal balance of the notes to $1,481,007. At December 31, 2006, accrued interest on these notes amounted to $12,404. Total interest paid under these notes for the year ended December 31, 2006 amounted to $152,251. In March 2007, we repaid these loans in full from the proceeds received in the private placement transaction described below.

In 2007, we received net proceeds of $4,561,218 from the private placement (the “2007 Placement”) of 20,400,000 shares of our Common Stock and five-year warrants to purchase our Common Stock at a price of $0.39 per share. The shares and warrants were sold in units, each of which consisted of two shares of Common Stock and a warrant to purchase one share of Common Stock. The proceeds were net of offering expenses of approximately $29,000 and aggregate selling agent fees of $510,000. We also issued Series A warrants to purchase an aggregate of 1,020,000 shares of Common Stock to our selling agent under the terms of a selling agreement.

We believe our cash flows from operations and the 2007 Placement are sufficient to sustain our operations for the next 12 months. However, we anticipate that we will need additional funding to pursue our long-term strategy of hiring personnel and acquiring personnel and complementary businesses and the resources necessary for our performance under government contracts we believe may be awarded. To date, we have identified several acquisition candidates, but have not completed formal discussions enabling us to provide an estimate of future funding requirements. While we have various alternative plans to secure such financing, there can be no assurance that any such plans will be successful.

Expected purchases of property and equipment, and leases and leasehold improvements

As a result of the growth of our PelicanMobile division in the Mid-Atlantic region, we are leasing a larger facility of which we have taken occupancy as of October 25, 2007. Total capital expense associated with making improvements to this facility is expected to cost $415,689, including $211,400 in landlord allowances. This larger facility will allow us to meet customer demand for certain services by our PelicanMobile division, including installations of law enforcement equipment such as police lights, beacons, sirens and other equipment, as well as the provision of maintenance contracts for our current customers.

Anticipated changes in number of employees

We currently employ 25 full-time employees. In addition to our employees, we currently utilize one consultant providing investment banking services, another consultant providing investor relations services and an outsourced sales team providing phone-based sales support. As a result of the addition of our TSO division, and if government and commercial service contracts are awarded to our TSO division, we anticipate having to increase the number of employees. As a result of the expansion of our PelicanMobile division to meet customer demand for installations of law enforcement equipment, we anticipate hiring additional employees to ensure timely delivery of customer projects. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2007 and 2006 Compared

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Income:

	Nine Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%
Revenues	$12,674,390	$12,596,993	$77,397	1%

Cost of Sales	10,074,464	10,361,925	(287,461)	(3)%

Gross Profit	$2,599,926	$2,235,068	$364,858	16%

Gross Profit Percentage of Revenue	21%	18%	—	3%

Revenues

Consolidated revenues for the nine months ended September 30, 2007 amounted to $12,674,390 as compared to revenues of $12,596,993 for the nine months ended September 30, 2006, an increase of $77,397 or 1%. Revenues from notebook computers amounted to $7,699,663 for the nine months ended September 30, 2007 versus $8,825,872 for the nine months ended September 30, 2006, a decrease of $1,126,209 or 13% as a result of selling 2,365 notebook computers versus 2,566, respectively, a decrease of 201 or 8%. In addition, the overall retail selling prices of notebook computers were lower during the nine months ended September 30, 2007 versus the comparable period in 2006. This decrease in revenues from notebook computers was off-set by increases in sales in other product categories. Revenues from wireless modems amounted to $958,502 for the nine months ended September 30, 2007 versus $816,323 for the nine months ended September 30, 2006, an increase of $142,179 or 17% as a result of selling 1,798 wireless modems versus 1,279, respectively, an increase of 519 or 41%. In addition, revenues from vehicle mounting systems amounted to $1,783,505 for the nine months ended September 30, 2007 versus $1,133,110 versus the comparable period in 2006, an increase of $650,396, an increase of 57% as a result of selling 1,027 vehicle mounting systems versus 859, respectively, an increase of 20%, as well an increase in the retail selling prices of vehicle mounting systems. The decrease in notebook computer sales was also off-set by an increase in the number of higher gross profit margin installations sold during the nine months ended September 30, 2007 (1,282 installations) amounting to $579,127 versus $274,008 for the nine months ended September 30, 2006 (556 installations), an increase of $305,119 or 111%.

Revenues from our TSO division, which began operations in February of 2006, amounted to $149,212 for the nine months ended September 30, 2007 versus $5,600 for the same period in 2006 an increase of $143,612 or 2,565%. The increase was due to TSO providing Maritime Security Operations training and support services to the United States Navy during the nine months ended September 30, 2007 that it was not providing during the comparable period in 2006.

Cost of Sales

Cost of sales for the nine months ended September 30, 2007 amounted to $10,074,464 as compared to $10,361,925 for the nine months ended September 30, 2006, a decrease of $287,461 or 3%. The decrease is a result of the decrease in sales of lower gross margin notebook computers for the nine months ended September 30, 2007 versus the same period in 2006. Our cost of sales for our TSO division amounted to approximately $67,240 for the nine months ended September 30, 2007 versus $3,752 for the comparable period in 2006.

Gross Profit

Gross profit for the nine months ended September 30, 2007 amounted to $2,599,926 as compared to $2,235,068 for the nine months ended September 30, 2006, an increase of $364,858 or 16%. Overall gross profit as a percentage of revenue increased from 18% for the nine months ended September 30, 2006 to 21% for the nine months ended September 30, 2007. The increase is primarily due additional, higher gross profit margin installation service sales during the nine months ended September 30, 2007 than in the comparable period in 2006. Had the additional installation services not been sold during the period, overall gross profit as a percentage of revenue would have been 19% for the nine months ended September 30, 2007.

Expenses:

	Nine Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%

OPERATING EXPENSES
Salaries paid in cash plus related expenses	$1,254,291	$1,728,314	$(474,023)	(27)%
Stock-based compensation expense	1,658,946	1,718,038	(59,092)	(3)%
Selling, general and administrative expenses	956,166	593,668	362,498	61%
Total operating expenses	3,869,403	4,040,020	(170,617)	(4)%

Loss from operations	(1,269,477)	(1,804,952)	(535,475)	(30)%

OTHER INCOME(EXPENSE)
Stock and warrant accommodation	(1,930,110)	—	1,930,110	—
Interest expense	(49,648)	(147,119)	(97,471)	(66)%
Interest income	51,480	301	(51,179)	—
Other income (expense)	(1,366)	—	1,366	—

Net Loss	$(3,199,121)	$(1,951,770)	$1,247,351	64%

Salaries Paid in Cash Plus Related Expenses

Salaries and wages paid in cash plus related expenses for the nine months ended September 30, 2007 amounted to $1,254,291 as compared to $1,728,314 for the nine months ended September 30, 2006, a decrease of $474,023 or 27%. The decreases are due to the salary reduction measures implemented in June 2006 and January 2007, as well as bonuses amounting to $200,000 that were granted in the nine months ended September 30, 2006 that we did not grant in the comparable period ending September 30, 2007.

On June 2, 2006, five of our executive officers agreed to a 25% permanent reduction in annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $675,000 and aggregate potential severance compensation amounting to $337,500. Had this amount of compensation been paid to the executive officers during the nine months ended September 30, 2007, our loss would have amounted to $3,361,670 and our net loss per share would have amounted to approximately $0.06 as the salary reduction gives effect to a $135,000 aggregate reduction in salary expense and approximately $20,250 in aggregate payroll taxes and employee benefits during the nine months ended September 30, 2007.

On January 1, 2007, four key employees of our TSO division agreed to a reduction in their annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $480,000 and aggregate potential severance compensation amounting to $240,000. Accordingly, compensation expense gives effect to a $36,000 aggregate reduction in salary expense and approximately $5,400 in aggregate payroll taxes and employee benefits during the nine months ended September 30, 2007. Had this amount of compensation been paid to the key employees, our loss would have amounted to $3,247,820 and our net loss per share would have amounted to approximately $0.06 for the nine months ended September 30, 2007.

Stock-based Compensation Expense

As summarized in the table below, stock-based compensation expense for the nine months ended September 30, 2007 amounted to $1,658,947 as compared to $1,718,038 for the nine months ended September 30, 2006, a decrease of $59,091 or 3%:

	Nine Months Ended September 30,
	2007	2006
Fair value of Common Stock issued to employees	$—	$1,303,038
Recognized portion of fair value of restricted stock granted to employees	326,415	337,500
Fair value of Common Stock issued for services	353,750	40,000
Options granted to employees, vested portion	103,125	37,500
Fair value of warrants issued for services	875,657	—

Total stock-based compensation expense	$1,658,947	$1,718,038

The decrease in stock-based compensation expense is due primarily to stock we issued to employees for services in 2006 that were not issued in 2007. Stock-based compensation for the nine months ended September 30, 2007 represents the amortization over the term of the agreement for the fair value stock-based compensation we issued in 2006 or the fair value of employee stock options that vested during the nine months ended September 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2007 amounted to $956,166 as compared to $593,668 for the nine months ended September 30, 2006, an increase of $362,498 or 61%. The increase in selling, general and administrative expenses was primarily due to professional fees relating to investment banking services and legal and accounting costs as a result of becoming a publicly traded company and preparing SEC filings, as well as increased business development related to our efforts to grow our revenues.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2007 amounted to $3,869,403 as compared to $4,040,020 for the nine months ended September 30, 2006, a decrease of $170,617 or 4%. This decrease is primarily due to the salary reductions implemented in June 2006 and January 2007.

Securities Purchase Agreement and Warrants

On January 31, 2007, we entered into agreements to issue Common Stock and warrants to Paul Harary, a stockholder, who agreed to sell approximately 2.8 million shares of our Common Stock at $0.093 per share to a group of unrelated private investors introduced by our selling agent, Sierra Equity Group, Ltd. Inc. Prior to the transaction, we had identified Mr. Harary as the holder of a substantial block of our unrestricted shares and were advised by Sierra that our ability to raise additional equity capital would be enhanced by the sale of a significant block of those shares by Mr. Harary to the group of investors identified by Sierra, thereby reducing the potential for volatility in the market for our Common Stock. In exchange for Mr. Harary’s agreement to sell these shares to the group of private investors, we entered into an agreement that provides him and his spouse, Paris McKenzie, the right to purchase 1,500,000 shares of our Common Stock within two years from the grant date for $100,000 and a five-year warrant to purchase 1,000,000 shares of our Common Stock at a price of $0.25 each. We granted “piggyback” registration rights with respect to the shares purchased under the stock purchase agreement and warrant. During the nine months ended September 30, 2007, we recorded the aggregate fair value of the securities purchase agreement and warrants as other expense, which amounted to $1,930,110 ($1,185,000 for the fair value of the 1,500,000 shares under the securities purchase agreement and $745,110 for the fair value of the warrants). This value was estimated using the Black-Scholes method using the following assumptions: fair value of Common Stock of $0.85 (as of January 31, 2007); risk-free interest rate of 4.6 percent; expected dividend yield zero percent; expected life of 2 years for the stock and 5 years for the warrants; and expected volatility of 96 percent.

Net Loss

Net loss for the nine months ended September 30, 2007 amounted to $3,199,121 as compared to $1,951,770 for the nine months ended September 30, 2006, an increase of $1,247,351 or 64%. The increase in net loss is primarily due to securities purchase and warrant agreements we entered into in January 2007 and an increase in professional fees relating to investment banking services and legal and accounting costs as a result of becoming a publicly traded company and preparing SEC filings during the nine months ended September 30, 2007 that we did not have in the comparable period in 2006.

Results of Operations for the Three Months Ended September 30, 2007 and 2006 Compared

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Income:

	Three Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%
Revenues	$6,897,748	$4,986,377	$1,911,371	38%

Cost of Sales	5,458,499	4,140,447	1,318,052	32%

Gross Profit	$1,439,249	$845,930	$593,319	70%

Gross Profit Percentage of Revenue	21%	17%	—	4%

Revenues

Consolidated revenues for the three months ended September 30, 2007 amounted to $6,897,748 as compared to $4,986,377 for the three months ended September 30, 2006, an increase of $1,911,371 or 38%. Revenues from notebook computers amounted to $4,060,679 for the three months ended September 30, 2007 versus $3,340,770 for the three months ended September 30, 2006, an increase of $719,909 or 22% as a result of selling 1,299 notebook computers versus 934, respectively, an increase of 365 or 39%. The increase in revenues from notebook computers was not proportional to sales volume of notebook computers due to lower retail selling prices of notebook computers during the three months ended September 30, 2007 versus the comparable period in 2006. Revenues from wireless modems amounted to $574,505 for the three months ended September 30, 2007 versus $358,892 for the three months ended September 30, 2006, an increase of $215,613 or 60% as a result of selling 1,144 wireless modems versus 640, respectively, an increase of 504 or 79%. In addition, revenues from vehicle mounting systems amounted to $1,699,383 for the three months ended September 30, 2007 versus $1,047,943 versus the comparable period in 2006, an increase of $651,440, an increase of 62% as a result of selling 1,266 vehicle mounting systems versus 928, respectively, an increase of 36%, as well an increase in the retail selling prices of vehicle mounting systems. The increase in revenue was also attributable to an increase in the number of higher gross profit margin installations sold during the three months ended September 30, 2007 (483 installations) amounting to $235,837 versus $159,063 for the three months ended September 30, 2006 (321 installations), an increase of $76,774 or 48%.

Revenues from our TSO division, which began operations in February of 2006, amounted to $67,056 for the three months ended September 30, 2007 versus $5,600 for the same period in 2006 an increase of $61,456 or 1,097%. The increase was due to TSO providing Maritime Security Operations training and support services to the United States Navy during the three months ended September 30, 2007 that it was not providing during the comparable period in 2006.

Cost of Sales

Cost of sales for the three months ended September 30, 2007 amounted to $5,458,499 as compared to $4,140,447 for the three months ended September 30, 2006, an increase of $1,318,052 or 32%. The increase is a result of the increase in sales of higher gross profit margin vehicle mounting systems during the three months ended September 30, 2007 versus the same period in 2006. Our cost of sales for our TSO division amounted to approximately $28,807 for the three months ended September 30, 2007 versus $3,752 for the comparable period in 2006.

Gross Profit

Gross profit for the three months ended September 30, 2007 amounted to $1,439,249 as compared to $845,930 for the three months ended September 30, 2006, an increase of $593,319 or 70%. Overall gross profit as a percentage of revenue increased from 17% for the three months ended September 30, 2006 to 21% for the three months ended September 30, 2007. The increase is primarily due additional, higher gross profit margin vehicle mounting systems and installation service sales during the three months ended September 30, 2007 than in the comparable period in 2006. Had the additional installation services not been sold during the period, overall gross profit as a percentage of revenue would have been 14% for the three months ended September 30, 2007.

Expenses:

	Three Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%

OPERATING EXPENSES
Salaries paid in cash plus related expenses	$427,232	$583,295	$(156,063)	(27)%
Stock-based compensation expense	543,904	1,314,288	(770,384)	(59)%
Selling, general and administrative expenses	355,633	251,372	104,261	41%
Total operating expenses	1,326,769	2,148,955	(822,186)	(38)%

Income (Loss) from operations	112,480	(1,303,025)	1,415,505	109%

OTHER INCOME(EXPENSE)
Stock and warrant accommodation	—	—	—	—
Interest expense	(3,714)	(60,820)	57,106	94%
Interest income	18,061	—	18,061	—
Other income (expense)	(1,366)	—	(1,366)	—

Net Income (Loss)	$125,461	$(1,363,845)	$1,489,306	109%

Salaries Paid in Cash Plus Related Expenses

Salaries and wages paid in cash plus related expenses for the three months ended September 30, 2007 amounted to $427,232 as compared to $583,295 for the three months ended September 30, 2006, a decrease of $156,063 or 27%. The decreases are due to the salary reduction measures implemented in June 2006 and January 2007.

On June 2, 2006, five of our executive officers agreed to a 25% permanent reduction in annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $675,000 and aggregate potential severance compensation amounting to $337,500. Had this amount of compensation been paid to the executive officers during the three months ended September 30, 2007, our income would have amounted to $73,711 as the salary reduction gives effect to a $45,000 aggregate reduction in salary expense and approximately $6,750 in aggregate payroll taxes and employee benefits during the three months ended September 30, 2007.

On January 1, 2007, four key employees of our TSO division agreed to a reduction in their annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $480,000 and aggregate potential severance compensation amounting to $240,000. Accordingly, compensation expense gives effect to a $12,000 aggregate reduction in salary expense and approximately $1,800 in aggregate payroll taxes and employee benefits during the three months ended September 30, 2007. Had this amount of compensation been paid to the key employees, our income would have amounted to $111,661 for the three months ended September 30, 2007.

Stock-based Compensation Expense

As summarized in the table below, stock-based compensation expense for the three months ended September 30, 2007 amounted to $543,904 as compared to $1,314,288 for the three months ended September 30, 2006, an increase of $770,384:

	Three Months Ended September 30,
	2007	2006
Fair value of Common Stock issued to employees	$—	$1,186,733
Recognized portion of fair value of restricted stock granted to employees	108,805	108,805
Fair value of Common Stock issued for services to non-employees	91,875	—
Options granted to employees, vested portion	34,375	18,750
Fair value of warrants issued for services	308,849	—

Total stock-based compensation expense	$543,904	$1,314,288

The increase in stock-based compensation expense is due primarily to the acceleration of vesting of restricted stock awards granted to employees in 2006 that did not occur in 2007. Stock-based compensation for the three months ended September 30, 2007 represents the amortization over the term of the agreement for the fair value stock-based compensation we issued in 2006 or the fair value of employee stock options that vested during the three months ended September 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 amounted to $355,633 as compared to $251,372 for the three months ended September 30, 2006, an increase of $104,261 or 41%. The increase in selling, general and administrative expenses was primarily due to professional fees relating to investment banking services and legal and accounting costs as a result of becoming a publicly traded company and preparing SEC filings, as well as increased business development related to our efforts to grow our revenues.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2007 amounted to $1,326,769 as compared to $2,148,955 for the three months ended September 30, 2006, a decrease of $822,186 or 38%. This decrease is primarily due to a decrease in aggregate stock-based compensation expense and the salary reductions implemented in June 2006 and January 2007.

Net Income / Net Loss

Net income for the three months ended September 30, 2007 amounted to $125,461 as compared to a net loss of $1,363,845 for the three months ended September 30, 2006, a decrease of $1,489,306 or 109%. The decrease in net loss is primarily due to the 38% increase in net sales, the 27% decrease in salaries paid in cash plus related expenses and the 59% decrease in stock-based compensation expense during the three months ended September 30, 2007 versus the comparable period in 2006.

Liquidity and Capital Resources

We had working capital of $4,354,630 at September 30, 2007.

We anticipate our cash flows from operations and the net proceeds of the 2007 Placement will be sufficient to sustain our operations through at least October 1, 2008. However, we will require additional equity or debt funding to pursue our acquisition strategy. We may require additional financing to augment our working capital to fund the growth of our business.

Since inception through September 30, 2007, we have financed our cash flow requirements through our operations, loans from our stockholders, an accounts receivable facility and the 2007 Placement. Net cash provided by operating activities for the nine months ended September 30, 2007 amounted to $1,362,744 as compared to $485,902 for the nine months ended September 30, 2006 primarily due to the Common Stock, options, securities purchase agreement and warrants we granted during the nine months ended September 30, 2007 that we did not grant in the comparable period in 2006.

The development of our TSO division continues to have a negative impact on our cash flows from operations, despite the fact that the division began to generate additional revenues during the nine months ended September 30, 2007. Although many of the expenses associated with the formation of the division no longer continue to be incurred as we have introduced measures to control business development expenses, we may even experience negative cash flows from operations company-wide as we continue to build our business. We expect this trend to continue until such time as we secure an increase in revenues from our TSO division through several multi-year federal contracts currently being pursued. Our prospects in doing so, however, must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering into new industries, starting up new divisions, and becoming a publicly traded company and filing periodic reports with the Securities and Exchange Commission. Such risks for us include, but are not limited to, expanding our PelicanMobile division business model to include sales of consumer electronics to our current customers, expanding the PelicanMobile customer base, augmenting our suite of products and services through internal development and acquisitions, managing completion, managing the integration of acquisitions, and managing growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies and Pronouncements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments affecting the reporting amounts of assets and liabilities, expenses and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions we believe to be reasonable under the circumstances. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions. We believe the critical accounting policies below are affected by estimates, assumptions and judgments used in the preparation of our financial statements.

Revenue Recognition

We apply the revenue recognition principles set forth under SEC Staff Accounting Bulletin (SAB) 104 with respect to all of our revenue. We adhere strictly to the criteria outlined in SAB 104, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery and installation has been completed, (iii) the customer accepts and verifies receipt and (iv) collectability is reasonably assured.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small business issuers, as of the beginning of the first annual reporting period of the fiscal year that begins after December 15, 2005.

Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment” and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” accounting for share-based compensation based on the grant-date fair-value. Prior to January 1, 2006, we did not issue any share-based compensation to employees or service providers.

As a result of adopting SFAS No. 123R, effective January 1, 2006, and recording non-employee stock-based compensation in accordance with EITF 98-18, we recognized an aggregate of $1,658,946 in share-based compensation expense during the nine months ended September 30, 2007 and $1,718,038 for the comparable period in 2006. The impact of this share-based compensation expense on our basic and diluted earnings per share was approximately $0.02 and $0.04 per share for the nine months ended September 30, 2007 and 2006, respectively. The fair value of Common Stock, restricted stock awards, and option and warrant issuances was estimated by either an independent third-party appraisal, the prevailing market price of the stock on the date of the grant, or using the Black-Scholes option pricing model.

In estimating the fair value of restricted stock awards granted in January 2006, and in which vesting was accelerated in August 2006, Common stock granted in January and February of 2006, and options awarded in March of 2006, we obtained an independent third-party appraisal of the Common Stock and also the fair value of the Common Stock underlying the awards. The appraisal included a discounted cash flow analysis, a capitalization of cash flow analysis, a capitalization of earning power analysis, a capitalization of book value analysis and a capitalization of revenue analysis. In estimating the fair value of these awards, the assumptions principally included (i) the history and nature of our business, (ii) the general economic outlook and the condition of our specific industries, (iii) our book value and financial condition, (iv) our historical financial results and future earning potential, (v) our dividend paying capacity, (vi) the existence of goodwill or other intangible assets, (vii) prior sales of our Common Stock and (viii) the market prices of stock of comparable companies.

Warrants and Other Derivative Financial Instruments

We apply the provisions of EITF 00-19 to all issuances of Common Stock purchase warrants and other free standing derivative financial instruments. Under the provisions of EITF 00-19, we classify any contracts that require physical settlement or net-share settlement, or provide us the option net-cash settlement or net-share settlement) as equity. We classify as equity or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside our control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. We evaluate the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All our free standing derivatives, which principally consist of warrants to purchase Common Stock at September 30, 2007 satisfy the criteria for classification as equity instruments.

Item 3.

Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company's disclosure controls and procedures, as of September 30, 2007. Based on the evaluation as of September 30, 2007, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an "accelerated filer" (as defined in the Securities Exchange Act) and is not required to deliver management's report on control over our financial reporting until our year ended December 31, 2007. Nevertheless, we identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The material weaknesses that we identified related to the fact that that our overall financial reporting structure and current staffing levels were not sufficient to support the complexity of our financial reporting requirements, we lacked the expertise we needed to apply complex accounting principles relating to our equity transactions and lacked the structure we need to ensure the timely filing of employee income tax withholding and our corporate tax returns.

Prior to the fourth quarter of 2007, we only had one full time employee, our Chief Financial Officer , assigned to perform duties related to our financial reporting obligations. During the second quarter of 2007, under the direction of our Chief Executive Officer and Chief Financial Officer, we addressed personnel changes necessary to review and analyze our internal control over financial reporting by engaging the services of an outside financial services firm to conduct review and analysis of our financial reporting, equity transactions and employee income tax withholding and tax returns. During the third quarter of 2007, this outside financial services firm, together with our Chief Financial Officer and our other full time personnel, undertook the process of forming a system of internal controls which was reasonably likely to materially affect and remedy the material weaknesses identified by our management. During the fourth quarter of 2007, we have hired additional personnel and instituted various procedures that have enabled us to record, process and summarize transactions within the time frames required to timely file our reports under the Commission's rules. We have completed filing all delinquent tax returns through the year ended December 31, 2006 and have withheld and filed on time our employment tax returns for the third quarter of 2007.

Although the improvements we have made in our financial reporting processes have enabled us to (a) record, process and summarize transactions within the timeframes required to timely file our reports under the Commission's rules, (b) better plan transactions that involve the application of complex accounting principles and (c) improve our ability to comply with our employee withholding and tax reporting obligations, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness.

 We believe that the changes we have made in our financial reporting procedures have enabled us to substantially reduce previous financial reporting risks that existed as a result of our limited resources. We are continuing to evaluate our risks and resources. We will seek to make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness in future periods.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Information related to litigation has been disclosed in our Registration Statement on Form 10-SB/A filed on October 18, 2007. There have been no changes in the litigation during the period covered by this report that are material to us.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, we issued 293,475 shares to an employee pursuant to the exercise of options issued to the employee in March and October 2006. The aggregate exercise price amounted to $4,375.

In October 2007, we accelerated the vesting of 150,000 shares of restricted Common Stock granted to an executive in January 2006. The remaining 3,479,904 unvested restricted shares that had been granted to the executive were returned to the Company for cancellation. In addition, the executive elected to have the Company withhold 46,800 shares of restricted stock in which vesting was accelerated to pay withholding taxes.

The above issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Unless otherwise noted, no underwriters or brokers were employed in the transactions. The securities will be deemed restricted securities for purposes of the Securities Act. A legend was placed on the stock certificates and warrant certificates representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tactical Solution Partners, Inc.

Date: November 9, 2007	By:	/s/ Richard A. Sajac
Richard A. Sajac
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Ryan E. Kirch
Ryan E. Kirch
Chief Financial Officer