Form 10-K
period 2007-12-31
Tactical Solution Partners, Inc.
filed 2008-03-18
CIK 1357115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the year ended December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

COMMISSION FILE NUMBER 000-52719

TACTICAL SOLUTION PARTNERS, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	20-4086662
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

7020 Dorsey Road, Suite C

Hanover, Maryland 21076

(Address of Principal Executive Office) (Zip Code)

(443) 557-0200

(Registrant’s telephone number, including area code)

Former Address:

2408 Peppermill Drive, Suite I

Glen Burnie, Maryland 21061

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as December 31, 2007 was approximately $2,970,440.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 63,476,469 as of March 18, 2008

DOCUMENTS INCORPORATED BY REFERENCE: None

INDEX

PART I

ITEM 1.          BUSINESS

1

ITEM 1B.       UNRESOLVED STAFF COMMENTS

14

ITEM 2.          PROPERTIES

15

ITEM 3.          LEGAL PROCEEDINGS

15

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

17

ITEM 6.          SELECTED FINANCIAL DATA

19

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

19

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

30

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

31

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

60

ITEM 9A(T).  CONTROLS AND PROCEDURES

60

ITEM 9B.       OTHER INFORMATION

61

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

62

ITEM 11.        EXECUTIVE COMPENSATION

66

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

69

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

70

PART IV

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

71

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

72

SIGNATURES

74

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Annual Report, set forth in detail in Item 1A of Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 1.

BUSINESS

Overview

Tactical Solutions Partners, Inc. (“TSPI”) is a provider of rugged and non-rugged information technology (“IT”) equipment, integration services and anti-terrorism equipment and training services to the first responder, military and commercial markets in support of homeland security. We are organized into two operating divisions—our PelicanMobile Division and our Tactical Solution Options Division.

Depending upon the context, the terms “TSPI,” “Company,” “we,” “our,” and “us,” refers to either Tactical Solution Partners, Inc. alone, or Tactical Solution Partners, Inc. and its subsidiary collectively.

History and Background

The Company is the result of a January 2006 reorganization whereby the shareholders of Pelican Mobile Computers, Inc. (“Pelican”), a privately held operating company, exchanged their shares for the shares of a publicly traded company with no assets, liabilities or material operations, then named American Financial Holdings, Inc. (“AFHI”), of which Pelican became a wholly-owned subsidiary.

Share Exchange Consideration

On January 6, 2006, the shareholders of Pelican exchanged each issued and outstanding share of Pelican (1000 shares issued and outstanding at the time of the share exchange) for 25,000 shares of AFHI on a post-split basis (the “Share Exchange”) with an aggregate of 25,000,000 shares of Common Stock of AFHI issued to the former shareholders of Pelican. At the time of the Share Exchange, the existing stockholders of AFHI retained 5,512,103 shares of AFHI’s outstanding Common Stock after the cancellation of approximately 2,549,000 shares of Common Stock by certain AFHI stockholders to facilitate the Share Exchange. As a result, the former shareholders of Pelican became the majority stockholders of AFHI. Upon completion of the Share Exchange, AFHI changed its name to Tactical Solution Partners, Inc. with Pelican surviving as a wholly-owned subsidiary of the Company.

Restricted Stock Grants

On January 19, 2006, in connection with the Share Exchange, we issued an aggregate of 13.1 million restricted shares of our Common Stock to certain of our executives and key employees as equity incentive compensation for performance to be rendered, including 100,000 fully vested shares to the former President of AFHI for services rendered, on behalf of the reorganized company. In accordance with restricted stock arrangements, ownership of the remaining 13 million shares was not to vest in the executives and key employees to whom they were issued until the fourth anniversary of the executive’s or key employee’s employment, unless vesting was accelerated by our board of directors, in its discretion, prior to that date. On August 31, 2006, the Company accelerated vesting with respect to 4,740,192 shares under the restricted stock awards in consideration of past performance and services rendered to the Company and to compensate for personal guarantees in connection with a financing facility. On October 3, 2007, in connection with the resignation of an officer and director, the board accelerated the vesting of 150,000 shares of restricted Common Stock granted to the officer and director. The remaining 3,479,904 unvested restricted shares that had been granted to the executive were returned to the Company for cancellation. The remaining 4,629,904 shares are subject to vesting over a four-year period ending on January 19, 2010.

Operating Losses

For the year ended December 31, 2005, we recognized $1,425,768 in operating income. For the years ended December 31, 2006 and 2007, we incurred operating losses in the amounts of $2,752,764 and $1,851,995, respectively. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ (deficit) equity.

PelicanMobile Division

Our PelicanMobile division sells IT products and services in support of homeland security, offering integrated, feature-rich “office-in-the car” rugged mobile communication solutions and IT products addressing back-office agency operations. As clearly evidenced in recent national emergencies, the rapid dissemination of real-time information is critical to determine and assure timely and precise resource allocation by public sector decision makers.

In the fourth quarter of 2007, we commenced expanding our PelicanMobile offerings to include sales of additional IT products and office electronics in support of back-office operation to law enforcement, education and commercial customers, operating under the trade name “TecHouse.” We are also expanding our installation capabilities to provide law enforcement and first responder customers with turnkey fleet “upfitting” services including, but not limited to wiring, lighting, sirens, radar systems, and armoring.

Products and Services. Law enforcement agency, fire department and EMS personnel have unique requirements for fleet vehicle upfitting and IT equipment to include characteristics such as ruggedness and reliability. The equipment must be able to work in extreme environments that include high levels of vibration and shock, wide temperature ranges, varying humidity, electromagnetic interference and voltage and current transients. PelicanMobile’s rugged and non-rugged IT products and mobile data communication systems provide public safety workers with the unique functionalities necessary to enable effective response to emergency situations.

We believe that PelicanMobile distinguishes itself from other value added resellers of rugged and non-rugged IT products through our commitment to engineering and development, ease of procurement, and sustained relationships. PelicanMobile engineers provide system design, development, and integration services. PelicanMobile offers expertise in rugged laptops; wireless mobile data; complete mounting solutions; expert vehicle installation; vehicle global positioning systems (GPS) and automatic vehicle location (AVL) solutions; and systems design & prototyping.

Strategic and Teaming Relationships. PelicanMobile utilizes unique design and strategic corporate and customer relationships to develop proprietary product offerings that materially expand wireless connectivity for the mobile user. Our primary supplier of communications equipment is Panasonic Computer Company, a leading manufacturer and supplier of rugged mobile computers. In 2004, PelicanMobile was the Panasonic Reseller of the Year for all state and local markets in the United States. Additionally, PelicanMobile is a certified participant in the Panasonic Toughbook Premier Partner Program (“TP3”) and is the sole authorized Maryland provider of Panasonic rugged and semi-rugged mobile products.

Customers. Since its inception in 1997, PelicanMobile has built a clientele of federal, state and local public safety agencies and departments, technology companies and utilities. Select PelicanMobile clientele and percentage of revenue generated by each client for the year ended December 31, 2007, is as follows: the National Security Agency (“NSA”) – 0.1%; the Central Intelligence Agency (“CIA”) Police – 0.4%; Conectiv Energy – 0.8%; Rockwell Collins – 0.9%; Howard County, Maryland – 4.7%; Montgomery County, Maryland – 6.3%; the Maryland Transportation Authority Police Department – 6.3%; the Maryland State Police – 10.9%; Prince George’s County, Maryland – 14.2%; and Northrop Grumman Corp. – 26.2%.

Financial Synopsis. During the years ended December 31, 2006 and 2007, we derived substantially all of our revenues (approximately $17.2 million and $19.6 million, respectively) from sales of products and services through our PelicanMobile division.

Acquisition Strategy. Assuming adequate future funding, we intend to explore the acquisition of profitable and complementary companies and businesses that serve the law enforcement and first responder markets. Of specific interest are developers of pursuit management systems and technology, real-time case management and criminal analysis software solutions as well as providers of turnkey fleet upfitting solutions across the U.S.

Growth Strategy. In addition to exploring acquisition opportunities, we are now offering additional products and services to our current state and local public safety and federal law enforcement customers we anticipate will increase revenues during 2008.

In August 2007, we began offering additional IT products to our state and local public safety customers to address demand for non-rugged and, often, non-mobile items, such as flat panel monitors, printers, network servers and routers, as administrative and other agency staff are in need of this equipment to perform their duties. Revenues from sales of these non-rugged IT products to commercial and non-commercial customers amounted to approximately $1.2 million during the year ended December 31, 2007.

In December 2007, we began offering fleet vehicle upfitting services to our current mobile data communications customers, which are increasingly seeking out a single source for both vehicle upfitting, which includes installation of lightbars, sirens, bumper reinforcement equipment and ballistic armoring, and rugged mobile communications equipment, video and mounting solutions. We did not have revenues from vehicle upfitting during the year ended December 31, 2007, but we anticipate increasing our revenues from upfitting in 2008.

During January 2008, we began developing a line of ballistic armor equipment for law enforcement and public safety personnel for our PelicanMobile division customers. Our expansion into this line of business is the result of our evaluation of certain military ballistic protection products under our TSO division we believe will have applicability in the law enforcement community.

Within the next twelve to twenty-four months, we anticipate identifying a complementary business or businesses for acquisition in the public safety technology product and fleet vehicle upfitting industries. The funding we will need to consummate one or more acquisitions is difficult to determine and highly variable based on the composition of the target company. However, we estimate that the funds needed to consummate a complementary acquisition would be significant relative to our present capital resources.

Tactical Solution Options Division

We formed our Tactical Solution Options division (“TSO”) for the design and delivery of maritime and riverine security, law enforcement, and anti-terrorism training and preparedness solutions to the private, commercial, and government sectors. We are committed to building common skills, encouraging unity of practice and cooperation between allies within the United States and abroad in all aspects of maritime security operations. Our vision is to strengthen the security of our nation and allied nations through continuous preparedness.

Our TSO management and personnel possess subject matter expertise in two primary areas: (i) fundamental skill set education and (ii) threat identification and mitigation.

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

Industry Background. The global addressable market for homeland security has been estimated at $140 billion for 2007 and over the next four years (2008-2011) for commercial procurements, not including spending for government personnel and operations, representing a combined annual growth rate between 8 and 10% according to a study by Civitas Group, LLC entitled “The Homeland Security Market: Essential Dynamics and Trends” published in November 2006. The key sectors in the market include: border security, data management, cargo and port security and critical infrastructure protection.

Furthermore, the number of pirate attacks worldwide has tripled in the past decade, and new evidence suggests piracy is becoming a key tactic of terrorist groups. The total damage caused by piracy to cargo and rising insurance costs exceeds $16 billion per year according to the United Kingdom’s House of Commons Select Committee on Transport Eighth Report published on June 28, 2006. The threat is compounded by the use of maritime vessels and shipping lanes by criminal organizations, which are often in league with terrorists. With the possibility that weapons of mass destruction could be used as terrorist weapons and cause mass civilian casualties, efforts to preempt terrorist attacks have become a top NATO priority.

The Department of Defense (DoD) has recognized that the world has changed dramatically since the end of the last century and the DoD is changing with it – refocusing America’s forces and capabilities for the future. As the DoD aligns itself to meet the growing threats of global terrorism through an indefinitely sustained campaign that encompasses multiple irregular warfare operations, we believe that U.S. forces no longer have fixed forward bases in the area of conflict/interest and, therefore, must remain fully mobile and capable of prosecuting these operations as expeditionary engagement.

The DoD Fiscal Year (“FY”) 2008 discretionary budget authority increased by 8.6 percent (8.6%) over FY 2007 for a total of $481.4 billion. The DoD budget breakdown for areas in which TSO reasonably expects to participate through the RFP process and teaming agreements are: (i) Special Operations Forces (SOF) expansion – $23.6 billion for FY 2008 to FY 2011; (ii) Irregular Warfare Operations language and cultural awareness training – $579 million for FY 2008 to FY 2011; (iii) Defend the Homeland against catastrophic terrorism – $7.6 billion for FY 2008 to FY 2011; and (iv) Maintain America’s Military Superiority by improving maritime support to joint forces $66.3 billion for FY 2007 to FY 2011.

The above data represents a projected DoD budget of over $98 billion for the FY 2008 to FY 2011 projections (Source: Office of the Under Secretary of Defense (Comptroller). “Fiscal 2007 Department of Defense Budget.” February 6, 2006). We believe that over the next four years there are significant opportunities for TSO to gain entry into the tactical training, tactical equipment and security technology solution venues through the RFP process, teaming agreements and DoD customer specific task order awards.

Management. TSO’s management is currently comprised of a four-person team of individuals formerly employed by the United States Navy. The team was responsible for developing and implementing the Navy’s current maritime anti-terrorism learning curriculum and training solutions.

Products and Services. The maritime safety and security industry is a growing global concern. TSO’s primary target market will be the DoD because of its worldwide efforts in the Global War on Terrorism (GWOT) and Maritime Safety and Security Operations (MSO). However, the local, state, and federal law enforcement arena within the U.S. Department of Homeland Security (DHS) is also key target market for TSO’s products and service offering. Additionally, the private and commercial sector is striving to meet ISPS (International Ship and Port Facility Security) Code, Port Security Improvement Act of 2006, and MTSA (Maritime Transportation Security Act of 2002) requirements, which mandate detailed security-related requirements for governments, port authorities and shipping companies on a worldwide scale.

The needs within TSO’s target markets range from equipment and technology solutions to manpower and training in the various aspects of satisfying compliance requirements. TSO’s focus is on training and equipping maritime security industry personnel, conducting vulnerability risk assessments (VRA)/security audits (SA) for ports, harbors, air ports and other facilities as well as addressing technology solutions for facilities and field use.

Training. TSO intends to offer a broad array of training services to help build the fundamental skill sets required by today’s military, law enforcement and first responder personnel in combating terrorism and in Maritime Security and Safety Operations both domestically and abroad. TSO’s training services leverage focus on significant expertise in subjects such as combat tactics, maritime security operations, law enforcement, and survival swimming, among others. TSO also intends to offer curriculum development services formatted to customer requirements and/or industry standards and include consulting team management, laboratory and classroom curricula, references, curricula outlines and notes and detailed instructional support listing with procurement services. TSO additionally intends to offer comprehensive instructor support services through seasoned, fully certified and qualified instructors on a worldwide basis for team instruction or individual augment.

Products. TSO anticipates offering a comprehensive array of equipment, technology products, and installation management services including: training gear (training and combative tactics pads and protective equipment); tactical gear (ballistic armor, helmets, 1st, 2nd, and 3rd line equipment, tactical lighting equipment, weapons systems attachments, and metal detector systems); and new technology (biometrics, surveillance systems, and command, control and communications systems).

Consulting Services. TSO intends to offer a broad array of consulting services at the federal, state, and local levels, including combat training facility design services that ensure a facility can deliver the type of training programs required to properly prepare soldiers for the enemy tactics they will face in combat.

Additionally, TSO’s consulting services would include a detailed threat assessment tailored to customers’ needs including a vulnerability report and threat analysis that includes training, equipment and technology-based mitigation solutions with detailed documentation and associated diagrams and photos. Based on the findings of audit, we would implement concept of design services, which involve creating a detailed plan of how to implement technology-based systems to mitigate identified threats to facilities or other critical infrastructure.

Our TSO consulting services we anticipate will also include operational risk management services.

Strategic Partnerships. TSO has entered into teaming relationships with several government contractors including: (i) Applied Marine Technology, Inc. (AMTI), an Operation of SAIC, Inc. (www.amti.net), with which we have entered into two separate written teaming agreements to mutually pursue and perform services for DoD and DHS; (ii) Maritime Protective Services, Inc., with which we do not have any formal agreements; (iii) LINXX Security Services, with which we have entered into a written teaming agreement to secure and perform a contract to be awarded to train personnel of a branch of the U.S. military; and, (iv) Protective Solutions, Inc., with which we have entered into a written teaming agreement to jointly pursue the development and sale of personnel ballistic protection equipment to DHS.

Financial Synopsis. For the years ended December 31, 2006 and 2007, TSO sales were $16,339 and $188,738, respectively. The TSO division spent the majority of its efforts in 2006 and 2007 responding to requests for proposals (RFPs) on large, multi-year tactical training and consulting to the federal government.

TSO anticipates increasing its revenue significantly in 2008, assuming receipt of awards during 2008 to provide fundamental skill set training to branches of the U.S. military services and Department of Homeland Security, including:

1.

Instructor services for pre-deployment training support for branches of the U.S. military, amounting to approximately $1.2 million in projected revenue to TSO over two years with an expected award date of April 2008;

2.

Turnkey anti-terrorism force protection facility and instructor augmentation support for basic and advanced force training, representing approximately $28 million of projected contract revenue to TSO over five years with an expected award date in May 2008;

3.

Ballistic protection equipment sales, representing approximately $2.0 million in projected revenue in 2008 with various expected award dates throughout 2008;

4.

Instructor services for sea-based interception operations, amounting to approximately $2.3 million in projected revenue to TSO over five years, which we are currently engaged in providing to a branch of the U.S. military.

TSO has entered into teaming relationships as one of several subcontractors to respond to these RFPs with prime contractors that have significant past performance of services to various branches of the U.S. military and federal government. Accordingly, the Company believes it is likely TSO, as a subcontractor within these larger contracts, will receive an award. However, the Company cannot provide any assurance these teaming relationships and joint contract bids will result in the Company realizing revenue for this business unit given the complexities involved in selecting awardees under large, multi-year government contracts.

Growth Strategy. TSO has taken a measured approach in launching its training, consulting services and products. During the TSO division’s initial development phase in 2006, we focused our efforts on the identification and hiring of four former U.S. Navy specialists in fundamental skill set training, anti-terrorism preparedness training, and force protection. Additionally, during the first six months of 2006, we focused our resources on developing key service offerings and identification of vendor relationships and requests for proposals with government agencies compatible with the division’s product and service offering. During our second phase of development occurring between June 2006 and June 2007, we conducted internal staff training in connection with the government contracting process and developed responses to certain requests for proposals (RFPs). In addition, during this period we developed financial, IT, management and compliance systems and policies to comply with government contracting standards, such as those developed under the Defense Contract Audit Agency (DCAA).

We anticipate continuing to develop the division by identification and selection of teaming partners for collaborative bidding on multi-year governmental contracts through the end of 2008. Additionally, we will pursue joint opportunities with teaming partners to include RFPs. We plan to explore business opportunities in the maritime and riverine security, law enforcement and anti-terrorism training and preparedness arenas within the private, commercial and government sectors. We expect that during this development phase we will require funding for the division of approximately $60,000 per month for payment of salaries and selling, general and administrative expenses.

Business Strategy

Our principal business objective is the growth of our revenues. We intend to achieve our objective by:

•

broadening our geographic reach for our products and services in the U.S.;

•

expanding our existing offering of mobile communication products;

•

expanding our PelicanMobile division business model from a value-added reseller of products to a high-end solutions provider; and

•

developing our TSO division through the procurement of multi-year tactical training and consulting contracts to federal, state and local agencies and governments.

The components of our long-term growth strategy include: (i) the hiring of additional management and personnel with military, law enforcement and homeland security subject matter expertise, and (ii) the acquisition of private businesses with complementary local and national security related products and services.

Our Management

Our senior management is experienced in building and managing early-stage growth companies and has specific operational expertise working within the public safety/first responder community and the military and commercial markets both domestically and abroad in the areas of wireless mobile communication solutions, IT security, physical security and anti-terrorism and preparedness training solutions.

Our TSO division’s senior operating team brings 100+ years of subject matter expertise in the areas of tactical training and maritime operations including mission planning, ship board operations, insertion techniques, biometrics/intelligence collection, combative techniques, combat training facility design and tactical equipment design. The TSO team was responsible for the initial standup and training solution for U.S. Maritime Operations including doctrine creation, curriculum development, training program delivery and management through the Center for Anti-Terrorism and Navy Security Forces.

Key Customers

We depend on a limited number of significant customers. The majority of PelicanMobile’s revenue has been generated from contracts with police and fire agencies and large commercial federal government contractors within the state of Maryland. While we sold products and services to over 180 customers in 2007, sales to three customers including the Maryland State Police, the Prince George’s County (Maryland) Police Department and Northrop Grumman Corp. represented approximately 10.9%, 14.2%, and 26.2%, respectively, of net sales for the year. While we sold products and services to over 100 customers in 2006, sales to three customers including the Anne Arundel County (Maryland) Police Department, the Maryland State Police, and the Prince Georges County (Maryland) Police Department represented approximately 10.5%, 10.7% and 14.3%, respectively, of net sales for the year.

Competition, Our Position in the Industry and Methods of Competition

We compete at the business unit level, with our PelicanMobile division competing with other providers of mobile communications solutions and IT equipment, and our TSO division competing with other providers of anti-terrorism training, preparedness and equipment solutions for first responders, military and public utilities customers.

PelicanMobile Division Competitive Analysis

The market for rugged mobile communication and non-rugged IT equipment for federal, state and local governments is comprised of different types of resellers, including “distributors,” “retailers,” “value-added resellers” and “full service systems integrators.”

Distributors or retailers typically sell high volumes of mobile data and IT products from multiple suppliers and do not modify or integrate the mobile communication solution for the end-customer. Often, the current IT staff of the first responder or military agency will complete the integration of the products. If necessary, a distributor will work with its customers to identify sub-contractors to complete the installation of the mobile data equipment. Distributors are not often involved in system design, development, integration and post-sale support. Distributors compete primarily on price and availability of products.

Value-added resellers and full service systems integrators, like our PelicanMobile division, work with their customers from concept through build-out and post-sale support of the mobile data solution and IT products. Unlike distributors and retailers, PelicanMobile works with customers during the requirements definition stage of a mobile data solution or IT product set, taking into consideration:

•

End-user type and requirements;

•

Vehicle type and model;

•

Computing environment, such as non-rugged, semi-rugged, fully rugged or military-specification;

•

Back-office and administrative technology requirements;

•

Mounting solution ergonomics; and,

•

Data connectivity options and integration.

We believe the primary competitive factors for our PelicanMobile division include:

•

Experience and expertise of the engineers and installation team;

•

Solutions approach and quality of client service;

•

Brand recognition with local, state and federal clients;

•

User affinity and product loyalty;

•

End-to-end customized mobile computing integration solution; and

•

Quality, reliability and support of the systems.

We compete with established distributors of mobile data, computing equipment and IT products to first responder, public utility and commercial customers including, GTSI Corp., Insight Enterprises, Inc., CDW Government, Inc. and Best Buy Co., Inc.

We believe we distinguish ourselves from our competitors by:

•

Our position as a full service system integrator rather than a distributor of technology components;

•

Working with our customers from requirements definition through engineering and post-sales support;

•

Personalized, one-on-one relationships with our customers;

•

Reverse engineering of mounting and installation solutions at the customer premises on a real-time basis;

•

Relationships with certain suppliers with whom we have developed customized mounting solutions for a wide array of vehicles;

•

Relationship with Panasonic as the sole Toughbook Premier Partner in the Mid-Atlantic region for the public safety and utilities verticals and brand recognition and status of Panasonic as the worldwide leader in rugged notebook computers;

•

Post-sale engineering, technical and customer support; and

•

Our ability to offer additional services to our existing customers not related to IT through our TSO division, including training (e.g., hand-to-hand/close-quarters-combat and defensive driving) and risk mitigation consulting.

Tactical Solution Options Division Competitive Analysis

Our TSO division operates in the highly-fragmented, intensely competitive market for U.S. Government contracts. We compete against a large number of established multinational corporations that have greater financial capabilities. We also compete against other smaller government contractors who have a longer history of providing services to branches of the U.S. Government and commercial customers.

We believe the primary competitive factors for our TSO division include:

•

History of past performance under U.S. Government contracts;

•

Technical and experiential reputation of staff;

•

Size, scale and brand recognition of service providers; and

•

Pricing.

We compete with established government contractors, training and other tactical service providers including:

•

AMTI, an Operation of SAIC, Inc.

•

Blackwater USA

•

SeaSecure LLC

•

Tactical Advantage Group, Inc.

•

Strategic Operations

•

LINXX Security Services

•

Triple Canopy, Inc.

•

Specialized Tactical Training Unit

•

Controlled F.O.R.C.E., Inc.

We believe we distinguish ourselves from our competitors by:

•

The development by our staff of the current classified U.S. Navy Maritime Anti-Terrorism/Force Protection (AT/FP) training continuum while enlisted or employed as a subcontractor to the U.S. Navy;

•

The recognition of our TSO division leaders by the Navy as experts in equipment, anti-terrorism/force protection, vulnerability/risk assessments and mitigation and training; and

•

Our focus on fundamental skill-set training, including physical strength, agility and conditioning, weapons and shooting, self-defense and tactics.

Research and Development

We did not conduct any significant research and development activities in the last two fiscal years and do not have any specific plans for research and development in 2008. For our PelicanMobile division, the costs for developing a new integration solution for a mobile data and computing installation in a new type of vehicle (pursuant to a contract), for example, would be recognized as installation costs and reflected in the financial statements as cost of sales. For our TSO division, the costs for developing a new training curriculum, for example, would be tailored to the needs of a specific customer. As a result, any new intellectual property would be developed under a customer contract, and the costs of this development would be recognized as a project cost and represented on the financial statements as cost of sales. We are able to develop new installation solutions and training curricula for circumscribed projects without material spending on research and development.

Employees

We currently employ 22 full-time and no part-time employees. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements.

As a result of the addition of our TSO division, and if government and commercial service contracts are awarded to our TSO division, we anticipate having to increase the number of employees. As a result of the expansion of our PelicanMobile division to meet customer demand for turnkey installations of law enforcement equipment, we anticipate hiring additional employees to ensure timely delivery of customer projects. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Corporate Information

Our principal executive offices are located at 7020 Dorsey Road, Suite C, Hanover, Maryland 21076, and our telephone number is (443) 557-0200. Our PelicanMobile division’s operations are also located at 7020 Dorsey Road, Suite C, Hanover, Maryland 21076. Our TSO division’s operations are located at 1403 Greenbrier Parkway, Suite 430, Chesapeake, Virginia 23320. Our website is located at www.tacticalsolutionpartners.com.

ITEM 1A.

RISK FACTORS

The following is a summary of certain risks we face in our business, but is not inclusive of all the risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the SEC.

We incurred an operating loss for the year ended December 31, 2007 and may not become a profitable enterprise.

We incurred an operating loss of approximately $1.85 million for the fiscal year ended December 31, 2007 and our accumulated deficit amounted to approximately $6.70 million at December 31, 2007. Our profitability is dependent upon management’s ability to increase our revenues, reduce our cost of sales and operating expenses and develop profitable operations. There can be no assurances that we will achieve our goal of profitable operations.

Changes in the IT industry or the general economic environment may reduce demand for our products and services, adversely affecting our financial results and condition.

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, general economic conditions, shifts in demand for, or availability of, computer products, peripherals and software and IT services and industry introductions of new products, upgrades or methods of distribution. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales, and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from suppliers, changes in the amount and timing of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in client mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including marketing, the costs of facilities expansion, acquisitions and the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall and any such inability could have a material adverse effect on our business, results of operations and financial condition.

We are dependent upon specific suppliers for products that we are able to sell competitively, the loss of which would have an adverse effect on our business and financial condition.

We purchased substantially all laptop computers that we resold during the year ended December 31, 2007 from a single distributor. Revenues from laptop computers, which amounted to $11,433,044 for the year ended December 31, 2007, comprised approximately 58% of our total revenues for the year. In addition, we purchase custom-designed laptop mounts for vehicles from a single vendor. Revenues from laptop vehicle mounts, which amounted to $2,951,383 for the year ended December 31, 2007, comprised approximately 15% of our total revenues for the year. While we believe that alternative sources of these products are available, we have yet to identify sources other than these two vendors that have the ability to deliver these products to us within the time frames and specifications that we currently demand. The loss of our major supplier could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. From time to time, products we offer may become subject to manufacturer allocation, which limits the number of units available to us. Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us, could cause us to be unable to fill customers’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition.

Our ability to expand our PelicanMobile division from a value-added reseller of products to a high-end solutions provider has certain risks which may impact future results.

Our strategy is dependent upon our ability to transform our PelicanMobile division from a business that resells, integrates, installs and services commodity IT products to one that provides high-end upfitting and integration solutions to its state and federal law enforcement and commercial fleet customers. A number of risks are inherent in this strategy. We may not be able to successfully transform our workforce into one having the technical skills to provide more complex technology to customers. Services and solutions require different internal accounting, tracking, and project management procedures, and there is no assurance we will be able to develop and implement those necessary procedures. We also will need to develop certain internal technical capabilities to identify, develop, market and sell more complex solutions, and there is no assurance we will be successful in these endeavors.

We may not effectively execute our business strategy, which would have an adverse effect on our business and financial condition.

Our business strategy requires that we successfully and simultaneously complete many tasks. To be successful, we will need to:

•

raise sufficient capital to fund our financial requirements;

•

develop products and services that gain market acceptance and can be sold at competitive prices;

•

negotiate effective business relationships with others in our industry;

•

attract and retain qualified, professional employees with special security, law enforcement, homeland security or military expertise; and

•

evolve our business to gain advantages in an increasingly competitive environment.

We cannot assure you that we will be able to successfully execute any or all of the elements of our strategy.

Our business model requires that we continually develop and augment our suite of products and services through internal development and acquisitions, and if we are unsuccessful we may not continue to increase our revenues in the future.

Our business model is dependent on our ability to augment our initial suite of products and services with additional products and services important to providing customers with an integrated solution. There can be no assurance that we have either the ability or resources to accomplish our business objectives to grow our revenues through internal development and acquisitions.

We may be unable to implement our growth strategy, which would have an adverse effect on our business and financial condition.

We plan on growing at a rapid pace, which will require, in part, the constant addition of new personnel in all areas of operations. Even if we are successful in finding and hiring the appropriate personnel, there will be a significant strain placed on our managerial, operational, reporting, and financial resources. We have taken preliminary steps to put in place the necessary legal, accounting, human resource management, and other relationships and tools to enable us to deal with this growth more efficiently. However, there can be no assurance that we will be able to successfully manage our growth.

Additionally, our growth strategy and ability to generate revenues and profits is dependent upon our ability to: (i) develop and provide new services and products; (ii) establish and maintain sales and distribution channels; (iii) develop new business opportunities; (iv) maintain our existing clients and develop the organization and systems to support these clients; (v) establish financial and management systems; (vi) obtain adequate financing on acceptable terms to fund our growth strategy; (vii) develop and expand our client and customer bases; and (viii) negotiate agreements on terms that will permit us to generate adequate profit margins.

Our failure with respect to any or all of these factors could impair our ability to successfully implement our growth strategy, which could have a material adverse effect on our results of operations and financial condition.

Future potential revenue from our TSO division is dependent upon our teaming partners, operating as prime contractors, receiving government contract awards and therefore is uncertain.

In order to develop a market for our TSO division services and generate revenues, we have entered into teaming agreements with several companies to pursue large government contracts for military training, consulting and related services. For the larger opportunities, our TSO division anticipates acting as the subcontractor to the larger prime contractor, and as a result, will be dependent upon the prime contractor meeting the majority of the qualifications under the RFP to receive the award. Further, many of the contracts we are responding to are to provide services to branches of the U.S. military and are subject to risks that are out of our control, including global economic developments, wars, changes in the political structure in the U.S., change in the tax and regulatory environments, and fluctuations in government spending. Additionally, regardless of the quality of our performance of services as a subcontractor, any changes in the perceived quality of the business of the prime contractor under the larger contract could affect our ability to receive awards of future contracts or continue to provide services under current contracts if it were re-issued for bid given the actions of the prime, which actions are out of our control.

We have incurred and will continue to incur increased costs as a result of becoming a reporting company.

Prior to September 2007, we did not file reports with the SEC and had no history operating as a reporting company. The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports, proxy statements and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures. As a reporting company, we will incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations. Management has also been engaged in assisting executive officers, directors and, to a more limited extent, stockholders, with matters related to insider trading and beneficial ownership reporting. Although not presently applicable to us, in the future we will be required to establish, evaluate and report on our internal control over financial reporting and to have our registered independent public accounting firm issue an attestation as to such reports.

We have incurred, and expect to continue to incur, increased general and administrative expenses as a reporting company. We also believe that compliance with the myriad rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

Being a public company also increases the risk of exposure to class action stockholder lawsuits and SEC enforcement actions, and increases the expense to obtain appropriate director and officer liability insurance on acceptable or even reduced policy limits and coverage. As a result, we may find it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers.

If our Common Stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

A penny stock is generally defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as any equity security other than a security that: (i) is an national market system stock listed on a “grandfathered” national securities exchange, (ii) is an national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our transaction price is currently less than five dollars. Therefore, if we have net tangible assets of $5,000,000 or less or average revenues of less than $6,000,000 for three consecutive years, transactions in the Common Stock may become subject to the “penny stock” rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities. If our Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed and stockholders may find it more difficult to sell their shares of Common Stock.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008, to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

We depend on the revenues of a limited number of customers and the loss of one or more of these customers may have a material adverse effect on our results of operations.

Both of our divisions depend on a limited number of significant customers. The vast majority of PelicanMobile’s revenue has been generated from government agency contracts within the state of Maryland. The loss of one or more significant customers could have a material adverse effect on our business and our consolidated results of operations. During the year ended December 31, 2007, sales to three customers represented approximately 10.9%, 14.2% and 26.2% respectively of net sales. Accounts receivable due from one of these customers amounted to $148,650, or 11.2% of total accounts receivable at December 31, 2007. Accounts receivable due from three other customers amounted to $128,520, $148,650 and $322,297 or approximately 9.7%, 11.2% and 24.2%, respectively, of total accounts receivable at December 31, 2007.

If we lose the services of our key management, homeland security and military training collaborators or other advisors, our business and ability to attain profitable operations would suffer.

The success of our business is highly dependent on our management as well as our law enforcement, homeland security, military and first responder training personnel. In addition, we require skilled personnel in areas such as business and product development. Most of our homeland security, military and first responder training collaborators are not bound by employment agreements. We may not be able to retain existing homeland security and military skilled personnel or attract individuals with this expertise in the future. We do not maintain key-person life insurance on any of our officers, employees or consultants. In addition, although we have employment agreements with some key members of management, each of our employees, subject to applicable notice requirements, may terminate his or her employment at any time. The pool of individuals with relevant experience in specialized security and military training is limited and retaining and training personnel with the skills necessary to operate our business effectively is challenging, costly and time-consuming. If we lose the services of any key personnel, our business, financial condition and results of operations could be materially and adversely affected.

We encounter intense competition from substantially larger and better financed companies, both in the IT products and services markets and in the anti-terrorism training and consulting sector.

The sectors in which we operate are highly competitive and are served by numerous international, national and local firms. There can be no assurance that we will be able to compete effectively in these markets. Market participants include systems consulting and integration firms, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, divisions of both large integrated technology companies and outsourcing companies and federal and state government contractors. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the IT products and related services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the IT products and related services markets. Our success will depend upon our ability to penetrate our target market for technology solution providers and homeland security products. We compete with more established entities with greater financial resources, longer operating histories and greater recognition in the marketplace than we have. Our competitors include GTSI Corp, Insight Enterprises, Inc., Applied Marine Technology, Inc., Blackwater USA, SeaSecure LLC, Tactical Advantage Group, Inc., Strategic Operations, LINXX Security Services, Triple Canopy, Inc., and Specialized Tactical Training Unit. It is also possible that previously unidentified competitors may enter the market place and decrease our likelihood of acquiring increased market share. Our failure to develop, maintain and continually improve our distribution process could prevent us from attaining sufficient market share. If we are unable to respond and compete in these markets, it will have a material adverse effect on our business, results of operations and financial condition.

As a result of our initiative to offer technology products other than higher-end rugged mobile communications equipment, we are subject to additional competitive pricing pressures.

Our product margins are subject to competitive pricing pressures and fluctuate from quarter to quarter depending on the mix of products we provide. We believe that current product margins are more reflective of the present marketplace and likely to continue at or near present levels into the foreseeable future. We intend to meet the challenges of aggressive price reductions and discount pricing in certain product categories by focusing our offerings around relatively higher margin practice areas, including turnkey tactical equipment, security solutions, VOIP, and access infrastructure. There can be no assurance, however, that we will be able to improve profit margins and compete profitably in all areas, given the intense competition that exists in the IT industry.

We may issue additional shares of Common Stock or other securities which could dilute the value of our stockholders’ securities.

Certain events over which stockholders have no control could result in the issuance of additional shares of our Common Stock, which could dilute the value of an individual stockholder’s ownership in the Company. We may issue additional shares of Common Stock or other securities:

•

To raise additional capital;

•

Upon the exercise or conversion of outstanding options and stock purchase warrants;

•

In connection with loans or other capital raising transactions; or

•

In connection with acquisitions of other businesses or assets.

We are controlled by our principal stockholders and management, which will limit your ability to influence our operations and may affect the likelihood that you will receive a premium for your securities through a change in control.

Our executive officers, directors and principal stockholders and their affiliates own approximately 48,601,475 shares, or 76.57% of the outstanding shares of Common Stock as of the date of this Annual Report. Management effectively controls us and directs our affairs and has significant influence in the election of directors and approval of significant corporate transactions. The interests of these stockholders may conflict with those of other stockholders. This concentration of ownership may also delay, defer or prevent a change in control of us and some transactions may be more difficult or impossible without the support of these stockholders.

Our Common Stock has a very limited trading market, which may affect your ability to buy and/or sell our shares.

Our Common Stock is traded on the Over-the-Counter Bulletin Board (OTCBB), an interdealer electronic quotation service that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange. In addition, trading in our Common Stock has historically been extremely limited. This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

We do not intend to pay dividends and, therefore, you may not realize any return on your investment prior to a sale of your shares.

We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends to our stockholders in the foreseeable future.

Our bylaws provide for our indemnification of our officers and directors.

Our bylaws require that we indemnify and hold harmless our officers and directors, to the fullest extent permitted by law, from certain claims, liabilities and expenses under certain circumstances and subject to certain limitations and the provisions of Delaware law. Under Delaware law, a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, against expenses, attorneys fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with an action, suit or proceeding if the person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation. With respect to a criminal action or proceeding, such officer, director or employee or agent must have had no reasonable cause to believe his conduct was unlawful. Therefore, a stockholder suing on behalf of Tactical may have a more limited right of action against the board of directors than he would have in the absence of this indemnification provision. In addition, if our officers or directors become exposed to liabilities invoking the indemnification provision, we could be exposed to additional unreimbursable costs, including legal fees. Extended or protracted litigation could have a material adverse effect on our cash flow.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this Annual Report.

ITEM 2.

PROPERTIES

Our corporate headquarters first responder technology integration center for our PelicanMobile division is located in Hanover, Maryland in an approximately 22,000 square foot office and warehouse facility. We continue to use our office and warehouse facility in Glen Burnie, Maryland for warehousing. We also have a Class A office for our TSO division located in Chesapeake, Virginia. We believe these existing facilities are in good or excellent condition and are adequate for our current needs.

ITEM 3.

LEGAL PROCEEDINGS

On December 8, 2006, we entered into a consulting agreement with Birch Systems, LLC (“Birch”) commencing on December 11, 2006, to provide introduction to business contracts, marketing outlets and other such services to increase awareness of the company. As compensation, we agreed to (i) pay a monthly consulting fee of $10,000 and (ii) issue 1,250,000 shares of Common Stock to Birch. In addition, we agreed to issue (i) 1.5 million Common Stock purchase warrants exercisable at a price equal to the next established offering price of our Common Stock, or $0.25 per share, (ii) 500,000 Common Stock purchase warrants exercisable at a 10% premium to the next established offering price, or $0.275 per share, (iii) 500,000 Common Stock purchase warrants exercisable at a 25% premium to the next established offering price, or $0.3125 per share, and (iv) 500,000 Common Stock purchase warrants exercisable at a 50% premium to the next established offering price, or $0.375 per share, for an aggregate of 3,000,000 warrants. We set the “next established offering price” at $0.25 per share of Common Stock in January 2007 in the process of completing a private placement memorandum dated February 23, 2007 and as amended March 30, 2007. The agreement provides that the warrants will expire five years from the date of issuance. On February 8, 2007, the Company terminated the agreement with Birch for cause and requested return of the shares and warrants.

On March 2, 2007, Birch Systems, LLC, filed an action against us in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges that we breached our obligations under the consulting agreement by failing to timely compensate Birch in the manner set forth in the agreement. Birch is seeking monetary damages in the amount $100,000, plus accrued interest, our transfer to Birch of 1,250,000 shares of our Common Stock, our issuance to Birch of three million warrants to purchase our Common Stock and reasonable attorney’s fees. Birch is additionally seeking a “constructive trust” in connection with the 1,250,000 shares of stock and a permanent injunction against us from our taking any action to dilute Birch’s ownership interest in our Common Stock. On January 22, 2008, Birch requested that the case be submitted to mediation before a neutral party. We believe Birch’s claims are without merit, and we intend to vigorously defend against the claim.

On December 4, 2007, we filed a complaint for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida (the “Court”) requesting that defendants Paul Harary, Douglas Zemsky, Paris McKenzie, Maria Caporicci, Cathy Zemzky a/k/a Cathy Pafumi, Strategic Asset Management, Inc. LLB Ltd, Inc. and Signature Stock Transfer, Inc. (collectively, the “Defendants”) be enjoined from selling, transferring or otherwise encumbering shares of our Common Stock and all of the defendants’ shares be declared void, cancelled and returned to our treasury. We also requested that the securities purchase agreement we entered into with the defendants Paul Harary and his spouse Paris McKenzie and related warrant we granted on January 31, 2007 to such defendants be deemed void and cancelled and that these defendants be prohibited from exercising such agreement and warrant. We filed this complaint when we became aware of a federal securities investigation and civil proceedings initiated by the SEC relating to our stockholders Paul Harary and Douglas Zemsky, following distribution of SEC Litigation Release No. 20293 on September 24, 2007. The SEC proceedings described in the litigation release are related to activities involving the alleged illegal acquisition of American Financial Holding, Inc. (“AFHI”) common stock and manipulation of the share price of AFHI during 2004 and 2005 and prior to the January 2006 share exchange between AFHI and the operating company Pelican Mobile Computers, Inc. On January 23, 2008, the Court ordered a preliminary injunction enjoining the Defendants from selling, transferring or otherwise disposing of our shares of Common stock pending trial. A preliminary trial date has been set for April 28, 2008.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 2007, at the 2007 annual meeting of the stockholders of the Company, a vote on the election of the Company’s directors and the ratification of Marcum & Kliegman LLP as the Company’s independent registered public accounting firm took place with the following results:

Election of Directors:

AUTHORITY	FOR	WITHHELD
Douglas DeLeaver	50,694,533	3,400
Jonathan J. Fleming	50,694,533	3,400
John W. Poling	50,694,533	3,400
Bruce Robinson, Esq.	50,694,533	3,400
Richard A. Sajac	50,694,533	3,400
Chandra (C.B.) Brechin	50,694,533	3,400
Scott Rutherford	50,694,533	3,400

Ratification of Marcum & Kliegman LLP as independent registered public accounting firm:

For	50,695,933
Against	2,000
Abstain	—

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2007, we had approximately 375 stockholders of record. On January 30, 2008, our Common Stock began trading on the OTCBB. Prior to January 30, 2008, our Common Stock had been quoted over-the counter on the Pink Sheets LLC electronic quotation service. Our Common Stock is not listed on any national or regional securities exchange.

The following table sets forth, for the periods presented, the high and low bid price ranges of our Common Stock as reported on the over-the-counter market since January 6, 2006. Quotations from Pink Sheets LLC reflect inter-dealer prices without adjustments for retail markups, markdowns or conversions and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2006:
First Quarter (Beginning January 6, 2006)	$3.63	$1.35
Second Quarter	$2.00	$0.45
Third Quarter	$1.10	$0.35
Fourth Quarter	$0.65	$0.35

Fiscal year ended December 31, 2007:
First Quarter	$0.90	$0.30
Second Quarter	$1.35	$0.41
Third Quarter	$0.75	$0.27
Fourth Quarter	$0.35	$0.08

Dividends

We have never declared or paid dividends on our Common Stock. We intend to use retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Equity Incentive Plan

The following table provides information as of December 31, 2007 with respect to employee compensation plans under which our equity securities are authorized for issuance.

Plan Category

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights Column (a)	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights Column (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) Column (c)
Equity compensation plans approved by security holders (1)	—	—	—
Equity compensation plans not approved by security holders Non-qualified Option Agreements (2)	625,000	$0.01	—
Restricted Stock Grants (3)	4,629,904	—
Total

———————

(1)

We do not currently have any equity compensation plans approved by security holders. On February 19, 2008, our board of directors approved a 2008 Incentive Stock Plan for submission to our stockholders for their approval.

(2)

We have “individual compensation arrangements,” as such term is defined in Instruction 2 to Paragraph (d) of Item 201 of Regulation S-K, with: (i) one executive officer and (ii) one employee. As of December 31, 2007, the executive officer had 250,000 options vested out of 562,500 total unvested and unexercised options granted, of which 187,500 expire on March 6, 2016 and 375,000 expire on October 10, 2016. All the options granted to this executive officer have an exercise price of $0.01 per share.

As of December 31, 2007, the employee had 62,500 options vested, which expire on March 13, 2016. On October 9, 2006, we cancelled 187,500 stock options under this grant coinciding with the termination of the employee. All of the options granted to this employee have an exercise price of $0.01 per share.

(3)

We have “individual compensation arrangements,” as such term is defined in Instruction 2 to Paragraph (d) of Item 201 of Regulation S-B, with two executive officers and four employees. As of December 31, 2007, the executive officers and employees beneficially owned 4,629,904 restricted shares, subject to forfeiture and acceleration of vesting under certain conditions and to our officers’ and employees’ continued employment with us.

Unregistered Sales of Equity Securities and Use of Proceeds

During December 2006, we issued an aggregate of 2,000,000 shares of Common Stock in a private offering to two consulting firms, Birch Systems, LLC (“Birch”) and Sierra Equity Group, Ltd. Inc. (“Sierra”) amounting to 1,250,000 shares at a fair value of $0.40 per share and 750,000 shares at a fair value of $0.49 per share, respectively. In addition, we issued to Birch (i) 1.5 million warrants to purchase Common Stock of the Company at an exercise price of $0.25 per share, (ii) 500,000 warrants to purchase Common Stock of the Company at an exercise price of $0.275 per share, (iii) 500,000 warrants to purchase Common Stock of the Company at an exercise price of $0.3125 per share, and (iv) 500,000 warrants to purchase Common Stock of the Company at an exercise price of $0.375 per share, for an aggregate of 3,000,000 warrants. We also issued to Sierra 1.5 million warrants to purchase Common Stock of the Company at an exercise price of $0.25 per share, (ii) 500,000 warrants to purchase Common Stock of the Company at an exercise price of $0.275 per share, (iii) 500,000 warrants to purchase Common Stock of the Company at an exercise price of $0.3125 per share, and (iv) 500,000 warrants to purchase Common Stock of the Company at an exercise price of $0.375 per share, for an aggregate of 3,000,000 warrants. These firms were engaged to provide financial, business development and capital markets services.

During January 2007, we entered into a stock purchase agreement with an accredited investor, Paul Harary, providing the investor and his spouse the right to purchase 1,500,000 shares of our Common Stock at an aggregate purchase price of $100,000. The investor has 24 months to deliver the purchase price, or the agreement will terminate. Additionally, we issued to the investor and his spouse five-year warrants to purchase 1.0 million shares of Common Stock of the Company at an exercise price of $0.25 per share. We granted the investor the right to purchase these shares of Common Stock and under the stock purchase agreement and warrant as partial consideration for the investor’s resale to a group of investors of approximately 2.8 million shares of our Common Stock at a per share purchase price of $0.093. On December 4, 2007, we filed a complaint for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida requesting that the securities purchase agreement and warrant be deemed void and cancelled and that the defendants Harary and his spouse be prohibited from exercising such agreement and warrant. See “Legal Proceedings.”

In March, April and June 2007, we issued an aggregate of 20,400,000 shares of Common Stock and Warrants to purchase a total of 10,200,000 shares of our Common Stock in a private offering to two accredited investors in our private placement of Units (the “Units”). The Units, which were sold for $0.50, each consisted of two shares of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $0.39 per share. Aggregate proceeds from this private placement amounted to $4,561,218, net of offering expenses of approximately $28,782 and aggregate selling agent fees of $510,000. In connection with the private offering, we also issued Series A warrants to purchase 1,020,000 shares of Common Stock to our selling agent, Sierra Equity Group, Ltd. Inc. under the terms of the related selling agreement.

During May 2007, in accordance with the terms of a settlement and release agreement with Joseph Cornwell, Fareri Financial Services, Inc. and Anthony Fareri & Associates (the “Claimants”), we issued 250,000 shares of restricted Common Stock to Joseph Cornwell and 100,000 shares of restricted Common Stock to Fareri & Associates, Inc. The agreement provides for the mutual release of all claims between us and the Claimants.

In May 2007, we issued to Trilogy Capital Partners, Inc. two-year warrants to purchase 2.0 million shares of Common Stock of the Company at an exercise price of $1.00 per share as compensation pursuant to a consulting agreement.

In August 2007, we issued 293,475 shares to an employee pursuant to the exercise of options issued to the employee in March and October 2006. The aggregate exercise price amounted to $4,375.

The above issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Unless otherwise noted, no underwriters or brokers were employed in the transactions. The Company did not employ general solicitation in any of the transactions. The securities will be deemed restricted securities for purposes of the Securities Act. A legend was placed on the stock certificates and warrant certificates representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 6.

SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto and other financial information appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements relating to our future events or our future financial performance. These forward-looking statements involve certain risks, uncertainties and assumptions. In light of these risks and uncertainties, the forward-looking events discussed in this Annual Report might not occur. Our actual financial results and performance may differ materially from those anticipated. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the matters set forth in “Risk Factors,” “Business” and elsewhere in this Annual Report. You are cautioned not to place undue reliance on forward-looking statements contained in the Annual Report as they speak only as of the date on the front cover of this Annual Report. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Special Note Regarding Forward-Looking Statements.”

Overview

Since the events of September 11, 2001, the homeland security industry has seen significant growth, from approximately $10 billion in 2000 to over $59 billion in 2006 (Source: Homeland Security Research Corporation). This growth is expected to continue, with worldwide government and business spending predicted to reach $178 billion annually by 2015 (Source: WAM (United Arab Emirates News Agency), December 2007). Operating within the broader homeland security industry, the majority of the revenue we have earned and cash we have generated since 2004 has been as the result of appropriations and grants by the U.S. federal government to state and local agencies for the development of more robust computing and interoperable communications platforms.

The current products and services from which we earn revenue include:

•

Rugged and non-rugged mobile communications equipment and integration services for public safety and government customers (police, fire and emergency medical services (“EMS”));

•

Tactical training and preparedness services, including training evaluation services we currently provide to the U.S. government; and,

•

IT and office electronics products and services to federal, state agency and commercial customers.

The following tables illustrate the products and services from which we substantially earn revenue by division and sector, primarily in the Mid-Atlantic region, including the states of Maryland, Virginia, Delaware, New Jersey and Pennsylvania:

PelicanMobile Division
Sector
Products	Federal	State	Local	Utilities	Commercial
Rugged Notebook Computers	*	X	X	X	X
Rugged Ergonomic Mounting Systems	*	X	X	X	X
Wireless Bi-directional Data Systems	*	X	X	X	X
Integrated Global Positioning Systems	*	X	X	X	X
Audio / Video Recording Systems	*	X	X	X	X
Software	*	X	X	X	X
Computer Accessories	*	X	X	X	X
IT Products	—	—	—	—	X
Office Electronics	—	—	—	—	X

Services	Federal	State	Local	Utilities	Commercial
Mobile Data System Engineering and Installations	*	X	X	X	—

Tactical Solution Options Division
Tactical Solution Options	Sector
Products	Federal	State	Local	Utilities	Commercial
Tactical Equipment	*	—	—	—	*

Services	Federal	State	Local	Utilities	Commercial
Maritime Security Consulting Services	X	—	—	—	—

* Proportionally immaterial to overall revenue for 2007.

Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by extensive fragmentation and intense competition. As such, larger competitors may have greater buying power and therefore may be able to offer better pricing, which is a key factor in determining whether a contract will be awarded by local, state and federal agencies with limited budgets. In addition, although the majority of our sales are to governments and other government contractors with historically stable operating budgets, a significant economic downturn could have a detrimental effect on our rate of growth and, if long-term, an adverse effect on our financial condition and operating results.

In addition, our current primary line of business, the PelicanMobile division, is generally engaged in the sale of IT products as a value-added reseller. While we are able to leverage our capabilities in providing a feature-rich, rugged, and fully-engineered office-in-the-car solutions to derive higher gross margins than if we were to sell IT products in a solely retail environment, we nonetheless are experiencing declines in the gross margins of certain products we sell, namely notebook computers. We expect to continue selling notebook computers at lower gross margins than other products due to the increasing trend toward commoditization of these products in the IT industry.

To address these competitive pressures and industry trends, we intend to grow our revenues by:

•

Offering an expanded platform of products and higher-end technical services to our existing customers;

•

Increasing our customer base by expanding our offerings into additional regions;

•

Developing additional, more robust strategic partnerships with well-established prime government contractors under teaming arrangements to increase the likelihood of our participation as a subcontractor;

•

Becoming a U.S General Services Administration (GSA) Schedule contractor for information technology products, ballistic armor and training services; and,

•

Acquiring complementary businesses that provide new products and services under our portfolio and new customers to which we can sell our products and services.

The following tables illustrate our current lines of business (“C”) in which we expect to continue operating, new products and services for which we believe there is demand among our current customers (“G”), opportunities to grow our current and future products into regions beyond the ones in which we currently operate (“R”), and products and services we believe growth via acquisition will more effectively allow us to grow our revenues (“A”) over the next twelve to twenty-four months:

PelicanMobile Division
Sector
Products	Federal	State	Local	Utilities	Commercial
Rugged Notebook Computers	C, G	C, R	C, R	C, G, R	C, G, R
Notebook Computer Mounting Systems	C, G	C, R	C, R	C, G, R	C, G, R
Wireless Bi-directional Data Systems	C, G	C, R	C, R	C, G, R	C, G, R
Integrated Global Positioning Systems	C, G	C, G, R	C, G, R	C, G, R	C, G, R
Audio / Video Recording Systems	C, G	C, G, R	C, G, R	C, G, R	C, G, R
Software	C, G	C, R	C, R	C, G, R	C, G, R
Computer Accessories	C, G	C, R	C, R	C, G, R	C, G, R
IT Products	G	G, R	C, R	C, G, R	C, G, R
Office Electronics	G	G, R	C, R	C, G, R	C, G, R
Warning Systems (Lights and Sirens)	G	G, R	G, R	G, R	G, R
Vehicle Ballistics Protection Equipment	G	G, R	G, R	G, R	G, R

Services	Federal	State	Local	Utilities	Commercial
Mobile Data System Engineering and Installations	C, G	C, R	C, R	C, G, R	C, G, R
Vehicle Upfitting Services	G, A	G, R, A	G, R, A	G, R, A	G, R, A
Vehicle Armoring Services	G, A	G, R, A	G, R, A	G, R, A	G, R, A

Tactical Solution Options Division
Sector
Products	Federal	State	Local	Utilities	Commercial
Tactical Equipment	C, G	G, R	G, R	G, R	G, R
Personnel Ballistics Protection Equipment	C, G	G, R	G, R	G, R	G, R
Security Technology Equipment	—	—	—	G, R	G, R

Services	Federal	State	Local	Utilities	Commercial
Maritime Security Consulting Services	C, G	—	—	—	—
Anti-Terrorism / Force Protection Training Services	G	—	—	—	—
Personnel Ballistics Protection Training Services	G	G, R	G, R	G, R	G, R
Vulnerability Assessment and Mitigation Consulting Services	—	—	—	G, R	G, R
Port Security Consulting Services	—	R	R	—	G, R

Legend: C = Current line of business, G = Growth opportunities among current customers, R = Regional growth, A = Growth via acquisition

Satisfaction of our cash obligations for the next 12 months

We are pursuing the above opportunities in the law enforcement and anti-terrorism preparedness training and consulting industries. Accordingly, our cash obligations are anticipated to increase over the next 12 months. The cash would be utilized to fund (i) the hiring of employees, business development and marketing expenses associated with our new products and services, and (ii) acquisitions of complementary businesses.

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

We believe our cash flows from operations and the 2007 Placement are sufficient to sustain our operations through the year ended December 31, 2008. However, we anticipate that we will need additional funding to pursue our long-term strategy of (i) developing higher gross margin products and services, (ii) acquiring personnel and complementary businesses and, (iii) the resources necessary for our performance under government contracts we believe may be awarded. To date, we have identified several acquisition candidates, but have not completed formal discussions enabling us to provide an estimate of future funding requirements. While we have various alternative plans to secure such financing, there can be no assurance that any such plans will be successful.

Purchases of property and equipment, and leases and leasehold improvements

As a result of the growth of our PelicanMobile division in the Mid-Atlantic region and our planned business growth, we are leasing a larger facility of which we took occupancy in October 2007. We believe this larger facility will allow us to meet customer demand for certain services by our PelicanMobile division, including fleet upfitting services, which includes integration of law enforcement equipment into vehicles, such as police lights, beacons, sirens and other equipment, as well as the provision of maintenance contracts for our current customers.

Significant changes in number of employees

The number of employees required to operate our business is currently 22 employees. In addition to our employees, we currently utilize one consulting firm providing investment banking services, a consulting firm providing investor and public relations services and a consulting firm providing inside sales services. As a result of the addition of our TSO division, which may require additional personnel if we are successful in pursuing government and commercial service contracts, as well as the planned growth of our PelicanMobile division into sales of office electronics and fleet upfitting services, we anticipate having to increase the number of employees over the next 12 months. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations

Results of Operations for the Years Ended December 31, 2007 and 2006 Compared

The following tables summarize selected items from the statement of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Income:

	Year Ended December 31,		Increase / (Decrease)
	2007	2006	$	%
Revenues	$19,763,795	$17,191,156	$2,572,639	15%

Cost of Sales	16,174,696	14,305,084	1,869,612	13%

Gross Profit	3,589,099	2,886,072	703,027	24%

Gross Profit Percentage of Revenue	18%	17%	—	1%

Revenues

Revenues for the year ended December 31, 2007 amounted to $19,763,795 compared to revenues of $17,191,156 or the year ended December 31, 2006, an increase of $2,572,639 or 15%. The increase was primarily due to an increase in sales from our TSO division, and increases in sales of office electronics, the volume of vehicle mounting systems and number of mobile communication system installations sold to customers of the

PelicanMobile division during the year ended December 31, 2007 compared to the year ended December 31, 2006. These increases are due primarily to our decision to begin selling office electronics products, including printers, flat-panel monitors and desktops to our customers, as well as a contract we entered into with Northrop Grumman Corp. for our rugged notebook computers and vehicle mounting systems in 2007. We expect in 2008, as we continue to expand our business and offer an expanding catalog of IT products and services as well as tactical equipment and training, these increases will continue.

Revenues from sales of office electronics, which we began selling in September of 2007, amounted to $1,238,231. Revenues from vehicle mounting systems and accessories amounted to $4,609,428 for the year ended December 31, 2007 versus $3,620,067 for the year ended December 31, 2006, an increase of $989,361 or 27% as result of selling 2,700 vehicle mounting systems versus 2,168, respectively, an increase of 532 or 25%. In addition, revenues from installation services amounted to $754,433 for the year ended December 31, 2007 versus $349,158 for the year ended December 31, 2006, an increase of $405,275 or 116% as result of selling 1,622 installations versus 706, respectively, an increase of 916 or 130%.

These revenue increases were offset by decreases in sales from wireless modems, which amounted $1,222,346 for the year ended December 31, 2007 versus $1,324,111 for the year ended December 31, 2006, a decrease of $101,765 or 8% as a result of selling 1,373 wireless modem versus 2,156, respectively, a decrease of 783 or 36%. The decrease in sales of the number of wireless modems is due to an increase in sales of notebook computer systems purchased during 2007 that did not specify wireless modems as part of the configuration as compared to 2006. However, this was mitigated by the fact that the retail selling prices of wireless modems were higher in 2007 as compared to 2006 as a result of the release of modems operating on a new, higher bandwidth wireless network technology in 2007. The revenue increases for 2007 were also offset by a decrease in sales of extended manufacturer’s warranty service plan upgrades, which amounted to $38,767 for the year ended December 31, 2007 versus $148,389, a decrease of $109,622 or 74%.

Revenues from our new TSO division, which began operations in February of 2006, amounted to $188,738 for the year ended December 31, 2007 versus $16,339 for the year ended December 31, 2006, an increase of $172,399 or 1055% as a result of selling training evaluation services to a branch of the U.S. military. Since its commencement, the TSO division has been focused primarily on setting up its business operations and responding to requests for proposals on large, multi-year tactical training, consulting and equipment contracts to federal and military agencies and commercial groups, as well as developing strategic teaming relationships with several prime contractors that have significant past performance of services to various branches of the U.S. military and federal government.

Cost of Sales

Cost of sales for the year ended December 31, 2007 amounted to $16,174,696 as compared to $14,305,084 for the year ended December 31, 2006, an increase of $1,869,612 or 13%. The increase is due to an increase in sales of office electronics and the volume of vehicle mounting systems sold to customers of the PelicanMobile division during the year ended December 31, 2007 compared to the year ended December 31, 2006. In addition, we sold an increased number of installation services during the year ended December 31, 2007 as compared to the year ended December 31, 2006, which provide a higher gross margin than our product sales. Accordingly, our percentage increases in revenues and cost of sales were not proportionally matched from year to year, with a 15% increase in revenue and a 13% increase in cost of sales from 2006 to 2007, a difference of 2%. Had we not sold installation services in 2006 or 2007, the percent increase in revenue and cost of sales would have been approximately proportional at 13%.

Cost of sales for our TSO division amounted to $87,264 for the year ended December 31, 2007 versus $8,583 for the year ended December 31, 2006, an increase of $78,681, or 917%. The increase is due to sales of training evaluation services during the year ended December 31, 2007 that we did not have during the year ended December 31, 2006.

Gross Profit

Gross profit for the year ended December 31, 2007 amounted to $3,589,099 as compared to $2,886,072 for the year ended December 31, 2006, an increase of $703,027 or 24%. Overall gross profit as a percentage of revenue increased from 17% for the year ended December 31, 2006 to 18% for the year ended December 31, 2007. The increase is primarily due to the aforementioned increase in vehicle mounting systems and accessories and installation services sold during the year ended December 31, 2007.

Gross profit as a percentage of revenue from vehicle mounting systems and accessories amounted to 40% and 42% for the years ended December 31, 2006 and 2007, respectively, an increase of 2%. Installation services also provided higher gross margins than our notebook computer sales, with gross profit as percentage of installation revenue amounting to 47% and 67% during the years ended December 31, 2006 and 2007, respectively, an increase of 20%. Had the additional installation services not been sold during 2007, our gross profit as a percentage of revenue would have amounted to approximately 16% for the years ended December 31, 2006 and 2007.

Our overall gross margin increases from sales higher gross margin vehicle mounting systems and installation services were offset by increased sales of lower gross margin office electronics products, which we began selling in September of 2007. Gross margin as a percentage of revenue from office electronics sales amounted to approximately 13%. We expect these trends of decreased gross margins from office electronics products to continue for the foreseeable future due to increasing levels of competition and commoditization of these products. We intend to focus our future efforts and support activities on selling products and offering services that derive higher profit margins, such as fleet upfitting and tactical equipment product sales and training services, and believe that we can substantially improve our overall gross profit percentage. However, there can be no assurance that we will be successful in our efforts to do so.

Expenses:

	Year Ended December 31,		Increase / (Decrease)
	2007	2006	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$1,991,049	$2,376,784	$(385,735)	(16)%
Stock-based compensation expense	1,771,641	2,112,176	(340,535)	(16)%
Selling, general and administrative expenses	1,678,404	1,149,876	528,528	46%
Total operating expenses	5,441,094	5,638,836	(197,742)	(4)%
Income (Loss) from operations	(1,851,995)	(2,752,764)	(900,769)	(33)%
OTHER INCOME(EXPENSE)
Stock and warrant accommodation	(1,930,110)	—	(1,930,110)	—
Interest expense	(53,703)	(185,937)	(132,234)	(71)%
Interest income	76,916	301	76,615	25,453%
Other expense	(1,366)	0	(1,366)	—
Net Loss	$(3,760,258)	$(2,938,400)	$821,858	28%

Salaries Paid in Cash Plus Related Expenses

Salaries and wages paid in cash for the year ended December 31, 2007 amounted to $1,991,049 as compared to $2,376,784 for the year ended December 31, 2006, a decrease of $385,735 or 16%. The decreases are due to salary reduction measures we implemented in June 2006 and January 2007.

On June 2, 2006, five of our executive officers agreed to a 25% permanent reduction in annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $675,000 and aggregate potential severance compensation amounting to $337,500. Had this amount of compensation been paid to the executive officers during the year ended December 31, 2007, our loss would have amounted to $3,967,258 and our net loss per share would have amounted to approximately $0.07 as the salary reduction gives effect to a $180,000 aggregate reduction in salary expense and approximately $27,000 in aggregate payroll taxes and employee benefits during the year ended December 31, 2007.

On January 1, 2007, four key employees of our TSO division agreed to a reduction in their annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $480,000 and aggregate potential severance compensation amounting to $240,000. Accordingly, compensation expense gives effect to a $48,000 aggregate reduction in salary expense and approximately $7,200 in aggregate payroll taxes and employee benefits during the year ended December 31, 2007. Had this amount of compensation been paid to the key employees, our loss would have amounted to $3,815,458 and our net loss per share would have amounted to approximately $0.06 for the year ended December 31, 2007.

Stock-based Compensation Expense

As summarized in the table below, stock-based compensation expense for the year ended December 31, 2007 amounted to $2,112,176 as compared to $1,771,641 for the year ended December 31, 2006.

	Year Ended December 31,		Increase / (Decrease)
	2007	2006	$	%
Stock-based Compensation Expense
Fair value of restricted stock issued to employees, vested	$52,500	$995,038	$(942,538)	(95)%
Recognized portion of fair value of restricted stock granted to employees	49,653	346,305	(296,652)	(86)%
Fair value of common stock transferred in lieu of personal guarantee	—	435,000	(435,000)	—
Fair value of common stock issued for services	415,000	131,042	283,958	217%
Options granted to employees, vested portion	137,500	50,000	87,500	175%
Fair value of warrants issued for services	1,116,988	154,791	962,197	622%

Total stock-based compensation expense	1,771,641	2,112,176	(340,535)	(16)%

Restricted Stock Grants

On January 19, 2006, in connection with the Share Exchange, we granted an aggregate of 13.1 million shares of restricted shares to certain of our executives and key employees, including 100,000 fully vested shares to the former President of AFHI as compensation. We obtained an independent third-party appraisal of the fair value of the shares, which amounted to $0.20 per share. We recognized $20,000 in compensation expense for the 100,000 fully vested shares as of January 19, 2006. Ownership of the remaining 13 million shares does not vest in the executives and key employees to whom they were issued until the fourth anniversary of the executive’s or key employee’s employment, unless vesting is accelerated by our board of directors, in its discretion, prior to that date.

Effective August 31, 2006, our board of directors approved the immediate acceleration of the vesting of 4,000,000 of the restricted shares that had been granted to our former President and CEO, in consideration for past performance and services rendered to the Company and his separation from the Company, and to transfer an aggregate of 250,000 shares to two other officers, directors and principal stockholders to compensate them for having personally guaranteed the accounts receivable financing facility. In addition, our board of directors approved the immediate acceleration of the vesting of an aggregate of 740,192 of the restricted shares that had been granted to two of our officers for them also to transfer as compensation an aggregate of 500,000 shares to two other officers, directors and principal stockholders in connection with the aforementioned accounts receivable financing facility. The aggregate fair value of the 4,740,192 shares amounted to $948,038. The aggregate fair value of the 750,000 transferred shares amounted to $435,000, or $0.58 per share based upon the closing trading price of our Common Stock on that date. We are amortizing the fair value of the remaining 8,259,808 shares over the vesting period of four years. The aggregate fair value of these shares amounts to $1,651,962. The amortized portion of these shares amounts to $346,305 for the year ended December 31, 2006, which is included in stock-based compensation expense.

On October 24, 2006, we issued an aggregate of 60,000 shares to certain of our employees as compensation. The fair value of the shares amounted to $27,000 or $0.45 per share based upon the closing trading price of our Common Stock on that date.

On October 3, 2007, in connection with the resignation of an officer and director, the board of director approved the immediate acceleration of the vesting of 150,000 restricted shares that had been granted to him. The remaining 3,479,904 unvested restricted shares that had been granted to the officer and director were returned to us for cancellation. Accordingly, we recorded a credit of $337,413 to the recognized portion of the fair value of restricted stock granted to employees.

The fair value of restricted stock issued to employees for which vesting was accelerated amounted to $52,500 for the year ended December 31, 2007 as compared to $995,038, a decrease of $942,538 or 95%. The decrease is due to 4,740,192 shares of restricted stock for which vesting was accelerated during the year ended December 31, 2006 that we did not have during the year ended December 31, 2007.

The recognized portion of the fair value of restricted stock granted to employees amounted to $49,653 for the year ended December 31, 2007 as compared to $346,305 for the year ended December 31, 2006, a decrease of $296,652 or 86%. The decrease is due to the cancellation of the unvested portion of the aforementioned restricted stock award during the year ended December 31, 2007.

Common Stock Issued for Services

In February 2006, we agreed to issue an aggregate of 200,000 shares to a firm in connection with a placement agency agreement. We obtained an independent third-party appraisal of the fair value of the shares, which amounted to $40,000 or $0.20 per share.

In December 2006, we issued an aggregate of 2,000,000 shares to two consulting firms engaged to provide financial, business development and capital markets services. The aggregate fair value of the shares amounted to $1,092,500. We are amortizing the fair value of the stock over the term of the agreements, each of which is 12 months.

Aggregate compensation expense for common stock issued to non-employees amounted to $415,000 for the year ended December 31, 2007 as compared to $131,042 the year ended December 31, 2006, an increase of $283,958 or 217%. The increase during the year ended December 31, 2007 is due to the amortization of awards granted in during the year ended December 31, 2006.

Options Granted to Employees

In March 2006, we granted an aggregate of 750,000 non-qualified stock options to two employees at an exercise price of $0.01 per share.

The options granted to these employees vest over a two-year period, have a ten-year contractual term and are contingent upon each individual’s continued employment. We obtained an independent third-party appraisal of the fair value of the shares underlying the options, which amounted to $150,000 or $0.20 per share. Given the risk of cancellation or forfeiture with termination of employment, we are amortizing the stock-based compensation expense for these options over the vesting period.

On October 9, 2006, we cancelled 187,500 of the stock options granted in March coinciding with the termination of the employee who received the grant.

On October 10, 2006, we granted an aggregate of 500,000 non-qualified stock options to one of our officers at an exercise price of $0.01 per share. The options granted to this officer vest over a two year period and are contingent upon his continued employment. The fair value of the options on the date of grant was $175,000. This value was estimated using the Black-Scholes method using the following assumptions: risk-free interest rate of 4.77 percent; expected dividend yield zero percent; expected option life of 6 years, based upon the average of the vesting period of 2 years and the contractual term of 10 years; and expected volatility of 96 percent.

Total stock-based compensation expense recorded for options granted to employees amounted to $137,500 for the year ended December 31, 2007 as compared to $50,000 for the year ended December 31, 2006, an increase of $87,500 or 175%. The increase during the year ended December 31, 2007 is due to the amortization of the fair value of options granted during the year ended December 31, 2006.

Warrants

On December 8, 2006, we agreed to issue an aggregate of 3.0 million warrants to a consulting firm providing introductions to business contracts, marketing outlets and other services. On February 8, 2007, we terminated the agreement for cause with this consulting firm, resulting in forfeiture of the warrants. In accordance with the provisions of EITF 96-18, we re-priced the fair value of the warrants as of December 31, 2006 and February 8, 2007 (the termination date). The fair value of the 3.0 million warrants amounted to $1,047,284 and $1,515,240 using the Black-Scholes option-pricing model at December 31, 2006 and February 8, 2007, respectively.

In December of 2006, we agreed to issue warrants to purchase 3.0 million shares of our Common Stock to a consulting firm providing investment banking services. We estimated the fair value of the warrants using the Black-Scholes option-pricing model with a closing price of $0.49 on the date of the grant, the respective exercise prices, a 1-year life, a stock price volatility of 96% and a risk-free rate of return of 4.97%. The fair value of the 3.0 million warrants amounted to $810,211. We are amortizing the fair value of the warrants over the life of the consulting agreement (12 months).

In May of 2007, we agreed to issue warrants to purchase 2.0 million shares of our Common Stock at a price of $1.00 per share to a consulting firm providing marketing and capital market services. We estimated the fair value of the warrants using the Black-Scholes option-pricing model with a closing price of $0.75 on the date of the grant, the exercise price, a 1-year life, a stock price volatility of 96%, an expected dividend yield of zero percent and a risk free rate of return of 4.99%. The fair value of the 2.0 million warrants amounted to $425,182. We are amortizing the fair value of the warrants over the life of the consulting agreement (12 months).

Total stock-based compensation expense recorded for warrants issued to non-employees amounted to $1,116,988 for the year ended December 31, 2007 as compared to $154,791 for the year ended December 31, 2006, an increase of $962,197 or 622%. The increase during the year ended December 31, 2007 is due to the amortization of warrants issued during 2006 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2007 amounted to $1,678,404 as compared to $1,149,876 for the year ended December 31, 2006, an increase of $528,528 or 46%. The increase in selling, general and administrative expenses was primarily due to legal, accounting and professional fees associated with becoming a publicly traded company and preparation of SEC filings, including a registration statement, amounting to $815,721 during the year ended December 31, 2007 as compared to $301,434 during the year ended December 31, 2006, an increase of $514,287 or 171%. In addition, we had increased business development expenses related to our efforts to grow our revenues from sales of office electronics, amounting to $250,864 during the year ended December 31, 2007 that we did not have during the year ended December 31, 2006. We expect selling, general and administrative expenses to increase due to increased legal, accounting and professional fees associated with becoming an SEC reporting company, and increased business development related to our efforts to grow our revenues.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2007 amounted to $5,441,094  as compared to $5,638,836 for the year ended December 31, 2006, a decrease of $197,742 or 4%. This decrease is primarily due to the permanent salary reduction measures implemented in June 2006 and January 2007.

We expect non-cash stock-based compensation expense in the form of Common Stock, options and warrants to decrease in the future. While we expect cash operating expenses will continue at or slightly below current levels for the foreseeable future, we also expect additional revenues and gross profit from our PelicanMobile and TSO businesses. We also intend to acquire companies in our industries, which will add immediate revenue and allow us to achieve greater operating efficiencies.

Net Loss

Net loss for the year ended December 31, 2007 amounted to $3,760,258 as compared to $2,938,400 for the year ended December 31, 2006, an increase of $821,858 or 28%. The increase in net loss is primarily due to the stock purchase agreement and warrant we entered into with an accredited investor, Paul Harary, which was granted to him as partial consideration for his resale to a group of investors of approximately 2.8 million shares of our Common Stock at a per share purchase price of $0.093, amounting to $1,930,110 in other expense. Overall, our net loss for the year ended December 31, 2007 is primarily due to our issuance of Common Stock and warrants to non-employees and our grants of restricted stock and options to employees during the years ended December 31, 2006 and 2007. We believe these expenses were necessary to build our business, become a public company and complete our SEC filings, and to compensate certain service providers while conserving cash.

Liquidity and Capital Resources

We had working capital of $3,639,810 at December 31, 2007.

We anticipate our cash flows from operations and the net proceeds of the 2007 Placement will be sufficient to sustain our operations through at least December 31, 2008. However, we will require additional equity or debt funding to pursue our acquisition strategy. We may require additional financing to augment our working capital to fund the growth of our business.

Since inception through December 31, 2007, we have financed our cash flow requirements through our operations, loans from our stockholders and an accounts receivable facility. Net cash used in operating activities for the year ended December 31, 2007 amounted to $965,674 as compared to net cash provided by operating activities that amounted to $1,011,528 for the year ended December 31, 2006. Our negative cash flows from operations during the year ended December 31, 2007 is the result of our agreement to contribute 12% of gross proceeds under the terms of the 2007 Placement to investor relations and public relations services, amounting to $547,346, the lease agreement we entered into for the new office and warehouse facility which required a security deposit of $175,000, and our payment of certain payroll liabilities and bonuses amounting to $573,623 during the year ended December 31, 2007 that we did not have during the year ended December 31, 2006. Net cash used in investing activities amounted to $348,262 for the year ended December 31, 2007 versus $51,192 for the year ended December 31, 2006 as a result of our purchase of equipment to support the construction and operation of our new office and warehouse facility. Net cash provided by financing activities amounted to $3,210,789 for the year ended December 31, 2007 as compared to net cash used in financing activities amounting to $804,227 for the year ended December 31, 2006 as a result of the 2007 Placement.

The development of our TSO division, the development of our office electronics business and the pursuit of growth opportunities in tactical equipment and fleet upfitting solutions continues to have a negative impact on our cash flows from operations, despite the fact that the TSO division and our office electronics business generated revenues during the year ended December 31, 2007. Although many of the expenses associated with the formation of the division no longer continue to be incurred as we have introduced measures to control business development expenses, we have experienced negative cash flows from operations company-wide as we continue to build our business through the year ended December 31, 2007. We expect this trend to continue until such time as we secure an increase in revenues from our TSO division through several multi-year federal contracts currently being pursued, secure sales of higher gross margin tactical equipment and training, and receive contract awards to provide fleet upfitting products and services. Our prospects in doing so, however, must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering into new industries, starting up new divisions, and becoming a publicly traded company and filing periodic reports with the SEC. Such risks for us include, but are not limited to, expanding our PelicanMobile division business model, augmenting our suite of products and services through internal development and acquisitions, managing completion, managing the integration of acquisitions, and managing growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Application of Critical Accounting Policies and Pronouncements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments affecting the reporting amounts of assets and liabilities, expenses and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions we believe to be reasonable under the circumstances. We may also engage third party specialists to assist us in formulating estimates when considered necessary. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be different from actual amounts that may only be determined upon the outcome of one or more confirming events, and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions. We believe the critical accounting policies below are affected by estimates, assumptions and judgments used in the preparation of our financial statements.

Accounts Receivable Allowance

We currently record an allowance against our gross accounts receivable based upon our best estimate of the amount of probable credit losses. Historically, our customers have primarily consisted of agencies of federal, state and local law enforcement agencies, and we have not experienced any material credit losses to date. Recently, we have begun selling products to commercial customers, which has required us to evaluate and establish credit limits by reviewing credit rating reports of customers. We continually review credit rating reports of customers as well as length of time receivables are past due and collection experience with the customer to determine or modify credit limits. For the year ended December 31, 2007, we reviewed specific historical collection experience with several accounts to determine an allowance for certain doubtful accounts, amounting to $32,284. We will continue to evaluate the financial conditions and payment history of our customers to determine if we need record additional allowances in the future.

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

Lease Accounting

We apply the lease accounting principles set forth under FAS 13 “Accounting for Leases,” as amended by FAS 145 in classifying and accounting for leases, including recording operating lease expenses on a straight-line basis over the term of the lease regardless of whether lease payments are made on straight-line basis over the term of the lease. For the purposes of determining the term of leases, we apply the principles provided under AICPA Technical Practice Aid (TPA) 5600.07, which prescribes that lease terms commence on the date that the lessee is granted access to the leased property, regardless of the date of commencement provided for in the lease agreement.

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

As a result of adopting SFAS No. 123R, effective January 1, 2006, and recording non-employee stock-based compensation in accordance with EITF 98-18, we recognized an aggregate of $1,771,641 in share-based compensation expense for the year ended December 31, 2007 and $2,112,176  for the year ended December 31, 2006. The impact of this share-based compensation expense on our basic and diluted earnings per share was approximately $0.03 per share at December 31, 2007 and $0.05 for the year ended December 31, 2006. The fair value of Common Stock, restricted stock awards, and option and warrant issuances was estimated by either an independent third-party appraisal, the prevailing market price of the stock on the date of the grant, or using the Black-Scholes option pricing model.

In estimating the fair value of restricted stock awards granted in January 2006, in which vesting was accelerated in August 2006 and October 2007, Common Stock granted in January and February of 2006, and options awarded in March of 2006, we obtained an independent third-party appraisal of the Common Stock and also the fair value of the Common Stock underlying the awards. The appraisal included a discounted cash flow analysis, a capitalization of cash flow analysis, a capitalization of earning power analysis, a capitalization of book value analysis and a capitalization of revenue analysis. In estimating the fair value of these awards, the assumptions principally included (i) the history and nature of our business, (ii) the general economic outlook and the condition of our specific industries, (iii) our book value and financial condition, (iv) our historical financial results and future earning potential, (v) our dividend paying capacity, (vi) the existence of goodwill or other intangible assets, (vii) prior sales of our Common Stock and (viii) the market prices of stock of comparable companies.

Warrants and Other Derivative Financial Instruments

We apply the provisions of EITF 00-19 to all issuances of common stock purchase warrants and other free standing derivative financial instruments. Under the provisions of EITF 00-19, we classify any contracts that require physical settlement or net-share settlement, or provide us the option net-cash settlement or net-share settlement) as equity. We classify as equity or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside our control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. We evaluate the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All our free standing derivatives, which principally consist of warrants to purchase common stock, at December 31, 2006 and 2007, satisfy the criteria for classification as equity instruments.

Income Taxes

We apply the provisions of SFAS No. 109 “Accounting for Income Taxes” in determining our effective tax rate, provision for tax expense, deferred tax assets and liabilities and the related valuation allowance, all of which involves significant judgments and estimates. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that the asset is not more likely than not to be realized through future taxable earnings or implementation of tax planning strategies. We have a valuation allowance against the full amount of our net deferred tax assets, because in the opinion of management, it is not more likely than not that these deferred tax assets will be realized. Our effective tax rate in a given period could be impacted if we determine the allowance is or is not required, or if we were required to pay amounts in excess of established reserves.

On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48), which provides additional clarification related to accounting for uncertainty in tax positions, requiring companies to recognize in financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. FIN 48 inherently requires judgment and estimates by management. For the years ended December 31, 2006 and 2007, we do not believe we have any material uncertain tax positions that would require us to measure and reflect the potential lack of sustainability of a position on audit in our financial statements. We will continue to evaluate our tax positions in future periods to determine if measurement and recognition in our financial statements is required.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, we have not utilized derivative financial instruments or derivative commodity instruments. Our financial instruments include cash only, of which the majority of balances are held in short-term money market funds. These investments are subject to minimal credit risk and market risk and we do not have material debt other than our contractual lease and equipment financing obligations. We do not believe any significant change in interest rates would have a material impact on our financial position, operating results or cash flows. We do not have any foreign offices and therefore, do not have a foreign currency risk.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Tactical Solutions Partners, Inc.

We have audited the accompanying consolidated balance sheet of Tactical Solutions Partners, Inc. and Subsidiary (f/k/a Pelican Mobile Computers, Inc.) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

New York, New York

March 12, 2008

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,092,951	$196,098
Restricted cash	347,346	—
Accounts receivable, net of allowance of $32,284 at December 31, 2007	1,330,339	2,035,020
Prepaid expenses	315,640	13,564
Work in process	11,153	44,102
Total Current Assets	4,097,429	2,288,784
PROPERTY AND EQUIPMENT, Net	598,383	72,068
DEPOSITS	177,969	2,969
TOTAL ASSETS	$4,873,781	$2,363,821
CURRENT LIABILITIES
Accounts payable	$187,757	$707,073
Loans payable to stockholders	—	1,481,007
Accrued interest	—	12,404
Accrued payroll and related expenses	192,369	535,992
Accrued legal settlement	—	462,000
Equipment notes payable - current portion	43,846	4,611
Deferred Rent – current portion	33,647	—
Total Current Liabilities	457,619	3,203,087

EQUIPMENT NOTES PAYABLE, NET OF CURRENT PORTION	96,723	5,380
DEFERRED RENT, NET OF CURRENT PORTION	268,989	—
TOTAL LIABILITIES	823,331	3,208,467
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 100,000,000 shares authorized; 63,435,674 and 45,872,103 shares issued and outstanding as of December 31, 2007 and 2006, respectively	6,344	4,587
Additional paid-in capital	10,785,566	2,115,589
Treasury stock, at cost; 286,992 and 240,192 shares as of December 31, 2007 and 2006, respectively	(42,802)	(26,422)
Accumulated Deficit	(6,698,658)	(2,938,400)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	4,050,450	(844,646)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$4,873,781	$2,363,821

The accompanying notes are an integral part of these consolidated financial statements.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

NET SALES	$19,763,795	$17,191,156

COST OF SALES	16,174,696	14,305,084

GROSS PROFIT	3,589,099	2,886,072

OPERATING EXPENSES
Salaries and related expenses	3,762,690	4,488,960
Selling, general and administrative expenses	1,678,404	1,149,876

TOTAL OPERATING EXPENSES	5,441,094	5,638,836

LOSS FROM OPERATIONS	(1,851,995)	(2,752,764)

OTHER INCOME (EXPENSE)
Stock and warrant accommodation	(1,930,110)	—
Interest expense	(53,703)	(185,937)
Interest income	76,916	301
Other expense	(1,366)	—

TOTAL OTHER EXPENSE	(1,908,263)	(185,636)

NET LOSS	$(3,760,258)	$(2,938,400)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	60,334,111	43,215,497

The accompanying notes are an integral part of these consolidated financial statements.

TACTICAL SOLUTION PARTNERS, INC, AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

							Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE – January 1, 2006	—	—	25,000,000	2,500	—	—	5,500	1,881,007	1,889,007
Distributions	—	—	—	—	—	—	—	(1,881,007)	(1,881,007)
Shares of AFHI outstanding at time of the Share Exchange	—	—	5,512,103	551	—	—	(551)	—	—
Common stock granted to employees for services, subject to vesting	—	—	13,000,000	1,300	—	—	(1,300)	—	—
Common stock issued for services provided by employees	—	—	160,000	16	—	—	46,984	—	47,000
Common stock granted for services provided by employees, 4,740,192 shares fully vested	—	—	—	—	—	—	948,038	—	948,038
Common stock withheld upon vesting of restricted stock grant	—	—	—	—	(240,192)	(26,422)	—	—	(26,422)
Common stock transferred between stockholders in connection with guarantee of credit facility	—	—	—	—	—	—	435,000	—	435,000
Recognized portion of common stock granted to employees for services	—	—	—	—	—	—	346,305	—	346,305
Recognized portion of stock options issued for services provided by employees	—	—	—	—	—	—	50,000	—	50,000
Common stock issued in lieu of cash for services provided by non-employees	—	—	2,200,000	220	—	—	(220)	—	—
Recognized portion of common stock issued in lieu of cash for services provided by non-employees	—	—	—	—	—	—	131,042	—	131,042
Recognized portion of warrants issued in lieu of cash for services provided by non-employees	—	—	—	—	—	—	154,791	—	154,791
Net Loss for the year	—	—	—	—	—	—	—	(2,938,400)	(2,938,400)
BALANCE - December 31, 2006	—	—	45,872,103	4,587	(240,192)	(26,422)	2,115,589	(2,938,400)	(844,646)
Common stock and warrant accommodation	—	—	—	—	—	—	1,930,110	—	1,930,110
Common stock issued in private placement transaction, net of offering fees	—	—	20,400,000	2,040	—	—	4,559,178	—	4,561,218
Recognized portion of common stock granted to employees for services	—	—	—	—	—	—	387,066	—	387,066
Recognized portion of stock options issued for services provided by employees	—	—	—	—	—	—	137,500	—	137,500
Recognized portion of common stock issued in lieu of cash for services provided by non-employees	—	—	—	—	—	—	415,000	—	415,000
Recognized portion of warrants issued in lieu of cash for services provided by non-employees	—	—	—	—	—	—	1,116,988	—	1,116,988
Common stock issued in connection with legal settlement	—	—	350,000	35	—	—	461,965	—	462,000
Common stock issued in connection with exercise of employee stock options	—	—	293,475	29	—	—	(29)	—	—
Value of stock options cancelled upon exercise for employee payroll tax withholding	—	—	—	—	—	—	(53,235)	—	(53,235)
Common stock forfeited upon termination of employment under terms of restricted stock award	—	—	(3,479,904)	(347)	—	—	(337,066)	—	(337,413)
Common stock granted for services provided by employees, 150,000 shares fully vested	—	—	—	—	—	—	52,500	—	52,500

Common stock withheld upon vesting of restricted stock grant	—	—	—	—	(46,800)	(16,380)	—	—	(16,380)
Net Loss for the year	—	—	—	—	—	—	—	(3,760,258)	(3,760,258)
BALANCE – December 31, 2007	—	$—	63,435,674	$6,344	(286,992)	$(42,802)	$10,785,566	$(6,698,658)	$4,050,450

The accompanying notes are an integral part of these consolidated financial statements.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,760,258)	$(2,938,400)
Adjustments to reconcile net income to net cash provided by operating activities:
Payroll withholding liability for share-based payments	(69,615)	—
Depreciation and amortization	43,347	17,401
Stock-based compensation, net of treasury stock and forfeiture	1,771,641	2,112,176
Stock and warrant accommodation	1,930,110	—
Deferred rent amortization	81,236
Bad debt expense	32,284	—
Changes in operating assets and liabilities:
Restricted cash	(347,346)	—
Accounts receivable	672,397	182,427
Prepaid expenses	(302,076)	(13,564)
Work in process	32,949	478,795
Accounts payable	(519,316)	191,688
Deposits	(175,000)	(2,969)
Accrued interest	(12,404)	12,404
Accrued legal settlement	—	462,000
Accrued payroll and related expenses	(343,623)	509,570
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(965,674)	1,011,528
CASH USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(348,262)	(51,192)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on officer/stockholder notes	(1,481,007)	(800,000)
Proceeds from equipment note payable	150,182	—
Principal payments on equipment note payable	(19,604)	(4,227)
Net proceeds from private placement transaction	4,561,218	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,210,789	(804,227)
NET INCREASE IN CASH AND CASH EQUIVALENTS (INCLUDING RESTRICTED CASH)	1,896,853	156,109
CASH AND CASH EQUIVALENTS – Beginning of year	196,098	39,989
CASH AND CASH EQUIVALENTS – End of year	$2,092,951	$196,098
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for interest	$53,703	$173,534
Distributions to officers/stockholders loaned back to Company	$—	$1,881,007
Common stock issued in connection with legal settlement	$462,000	$—
Incentive allowance provided by lessor under terms of lease agreement	$221,400	$—

The accompanying notes are an integral part of these consolidated financial statements.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 6, 2006, Pelican completed a share exchange transaction with AFHI, a publicly-traded corporation with no operations, which was accounted for as a reverse merger and recapitalization of Pelican. The Company also effectuated a one-for-three reverse stock split on January 19, 2006. The accompanying consolidated financial statements give retroactive effect to the recapitalization that occurred at the time of the Share Exchange and reverse stock split for all periods presented.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $3,639,810 at December 31, 2007. The Company’s primary sources of liquidity through December 31, 2007 have been the cash flows it has generated in its operations, loans received from certain stockholders and a private placement transaction completed during the year ended December 31, 2007. In January 2006, the Company entered into agreements to make aggregate distributions to the stockholders in an amount equal to the Company’s retained earnings as of December 31, 2005. These distributions amounted to $1,881,007. In January 2006, these stockholders loaned the proceeds of these distributions back to the Company for working capital purposes under a note agreement more fully described in Note 7.

The Company incurred an operating loss of $1,851,995 for the year ended December 31, 2007, and its accumulated deficit amounted to $6,698,658 at December 31, 2007. The operating loss includes $1,771,641 in share based payments employees and non-employees during the year ended December 31, 2007.

Following its completion of the Share Exchange in January 2006, the Company has incurred, and expects that it will continue to incur, substantial additional general and administrative expenses as a result of having become a publicly traded company and filing reports with the SEC. The Company also entered into employment agreements with certain of its executive officers and key employees of its newly-formed TSO division for aggregate annual compensation amounting to approximately $1,100,000 (after giving effect to voluntary salary reductions that are more fully described in Note 8) and an additional leases for office space as described in Note 8.

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

Management believes that the funds the Company received in the aforementioned private placement combined with funds that it expects to generate in its operations are sufficient to sustain the business through at least December 31, 2008. However, the Company expects to devote substantial capital resources to pursue its overall business plan, including the planned expansion of its divisions. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue new business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances will not have a material effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pelican. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of amounts reserved for investor and public relations services under the terms of a placement agreement with the Company’s selling agent, as more fully described in Note 14.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. Cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 at each institution. From time to time, these amounts may exceed the FDIC limits. Uninsured bank cash balances amounted to $1,772,335 at December 31, 2007. The Company has not experienced any losses on these accounts.

Revenue Recognition

The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) 104 with respect to all of its revenue. The Company adheres strictly to the criteria outlined in SAB 104, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

PelicanMobile Division

The Company’s PelicanMobile division earns revenue from installing computers and related customized hardware in first responder vehicles under purchase orders or short-term contracts with local law enforcement and other public safety agencies. Under these arrangements, PelicanMobile provides its customers with any combination of (i) laptop computers, (ii) customized mounting equipment designed for use in first responder vehicles, and (iii) optional installation services that are separable from sales of products. PelicanMobile requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. PelicanMobile generally configures such laptops to conform to customer specifications defined at the time in which the contract or sale is negotiated, which sales are made at fixed prices. PelicanMobile, from time to time, may also install computer software on laptops that it resells to its customers on a time and materials basis.

The Company considers delivery to its PelicanMobile customers to have occurred at the time in which products are delivered or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its PelicanMobile customers with a warranty against defects in the installation of its mobile computing solutions for one year from the date of installation. The Company accounts for warranty liabilities in accordance with the provisions of FAS 5 “Accounting for Contingencies (as amended).” Warranty claims were insignificant during the years ended December 31, 2007 and 2006.

The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the Company lower its prices in anticipation of selling extended warranties offered by the manufactures of the equipment it sells. Revenues from warranty services were insignificant during the years ended December 31, 2007 and 2006.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tactical Solution Options Division

The Company’s Tactical Solution Options (“TSO”) division earns revenue from training and consulting services in the areas of fundamental military/soldier skill set training, tactical equipment and vulnerability/risk assessments. Revenue from the Company’s TSO division, which began operations in February 2006, amounted to $188,738 and $16,339 for the years ended December 31, 2007 and 2006.

To date, TSO has earned revenue from (i) consulting services and (ii) tactical equipment sales. Under these arrangements, TSO requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling or fixed fee price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any.

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

Work in Process

Work in process principally consists of hardware and third-party packaged software that the Company modifies to conform to customer specifications and holds temporarily until the completion of a contract. These amounts are stated at cost.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. A majority of the Company’s customers are federal, state, municipal and local government agencies, commercial customers with substantial financial resources, or commercial customers that settle open account balances at the time of shipment. When established with commercial customers, credit limits are determined by a review of credit rating reports of customers when determining or modifying credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our allowance for doubtful accounts reflects our risk associated with smaller rather than larger customers and that our reported allowances are adequate. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, we may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives by major asset category are as follows:

Asset Category	Life (In Years)
Furniture	10
Leasehold improvements	Shorter of useful life or lease term - currently 7 years
Vehicles	5
Computer equipment and software	3
Phone equipment	2

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share for the years ended December 31, 2007 and 2006 excludes common stock equivalents in the computation because their effect would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for the year ended December 31, 2006.

The Company’s computation of net loss per share includes 312,500 options exercisable at $0.01 per share at December, 2007 and 250,000 options exercisable at $0.01 per share at December 31, 2006. Additionally, 17,220,000 common stock purchase warrants issued as of December 31, 2007 were excluded from the determination of diluted net loss per share as their effect is anti-dilutive.

Advertising Costs

Costs related to advertising, promotions of products and services and participation in trade shows and other marketing events are expensed as incurred. Advertising expense amounted to $49,657  and $39,000  for the years ended December 31, 2007 and 2006, respectively. These expenses are included in selling, general and administrative expenses in the accompanying statements of operations.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at December 31, 2007 and 2006, respectively.

Shipping and Handling Costs

The Company applies the guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs” with respect to amounts charged to its customers related to shipping and handling in sale transactions as revenue. Shipping and handling costs incurred are recorded in cost of sales. Shipping and handling costs that the Company incurred amounted to $14,124 and $42,725 for the years ended December 31, 2007 and 2006, respectively.

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

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following summarizes amounts recognized in salaries and related expenses in the statement of operations for the fair value of share-based payments to employees for all periods presented and as more fully described in Note 11:

	Year Ended December 31,
	2007	2006
Stock options	$137,500	$50,000
Restricted stock, vested	52,500	995,038
Fair value of forfeited restricted stock award	(337,413)	—
Recognized portion of fair value of restricted stock	387,066	346,305
	$239,653	$1,391,343

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

The following summarizes amounts recognized in salaries and related expenses in the statement of operations for the fair value of share-based payments to non-employees for all periods presented and as more fully described in Notes 11 and 14:

	Year Ended December 31,
	2007	2006
Warrants	$1,116,988	$154,791
Restricted stock	415,000	131,042
	$1,531,988	$285,833

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly the Company has recorded a full valuation allowance against its net deferred tax assets. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests its ability to utilize such assets. The future realization of a portion of the reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its valuation allowance on deferred income tax assets in future periods on a quarterly basis.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions (Note 15). This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. Any cumulative effect of the change in accounting principle will be recorded as an adjustment

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to the opening accumulated deficit balance. The Company will continue to re-assess the impact of its tax positions in its financial statements adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Prior to the Share Exchange, the Company was organized as a Subchapter S Corporation for federal income tax purposes. Accordingly, no income tax provision had been recorded prior to the Share Exchange as any income earned or losses incurred and any tax credits were reported by the stockholders in their individual federal and state income tax returns.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable accrued expenses and advances from stockholders approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s note obligations approximate fair value, as the terms of these notes are consistent with terms available in the market for instruments with similar risk.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of the beginning of fiscal 2009, with earlier application encouraged. Any cumulative effect will be recorded as an adjustment to the opening accumulated deficit balance, or other appropriate component of equity. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS 160 is effective for the Company as of the beginning of fiscal 2010. The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2007	2006
Leasehold improvements	$435,521	$—
Software	33,846	—
Computer equipment	34,262	17,305
Vehicles	50,010	50,010
Furniture	86,294	26,204
Phone equipment	30,578	7,340
	670,511	100,858
Less: accumulated depreciation	(72,128)	(28,791)
Property and Equipment, Net	$598,383	$72,068

Significant increases in property and equipment related to leasehold improvements amounting to $435,521 consists of $221,400 in lessor improvement allowances and $214,121 in improvements performed by the Company. Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $43,337 and $17,401.

NOTE 5 – ACCOUNTS RECEIVABLE FINANCING FACILITY

On August 1, 2006, the Company entered into a one-year Loan and Security Agreement with a bank to provide the Company with up to $1.5 million in working capital financing in amounts equal to eighty percent (80%) of eligible accounts receivable. Advances under this arrangement bear interest at a rate of 1% above the Prime Lending Rate (9.25% at December 31, 2006) per annum. In addition, the Loan and Security Agreement required the Company to pay a nonrefundable commitment fee of $15,000, which is included in interest expense in the accompanying statement of operations for the year ended December 31, 2006. The facility is renewable for successive one-year terms and on August 1, 2007 was renewed for an additional one-year term expiring on August 1, 2008.

Two individuals who are officers, directors and principal stockholders of the Company agreed to personally guaranty the facility up to a maximum of $375,000 each until the six month anniversary of the facility, up to $187,500 each from 6 months to the one-year anniversary of the facility and $0 thereafter. Three of the Company’s officers subsequently transferred an aggregate of 750,000 shares to the two officers, directors and principal stockholders to compensate them for having personally guaranteed the accounts receivable financing facility. In accordance with SEC Staff Accounting Bulletin (SAB) 5T amended by SAB 79, "Accounting for Expenses on Liabilities Paid by Principal Stockholder," the Company recorded a $435,000 stock based compensation charge in the accompanying consolidated statements of operations for the year ended December 31, 2006, for the fair value of the shares transferred under this arrangement ($0.58 per share on August 31, 2006).

At various times beginning August 1, 2006 through December 31, 2007, the Company utilized the facility up to $800,000. As of December 31, 2007, no principal was outstanding under the facility. Accordingly, the amount of unused credit under this facility is equal to $1,500,000 at December 31, 2007, subject to the availability of

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

eligible accounts receivable as defined under the credit agreement. Total interest paid under the facility amounted $7,168 and $22,950 for the years ended December 31, 2007 and 2006, respectively.

On September 7, 2007, the Company entered into a Standby Letter of Credit Agreement that places a $750,000 restriction on the facility to secure its purchases with a key vendor up to $2,000,000. The vendor that is secured under this agreement may, at its discretion, draw up to $750,000 under this facility. Should the Company not pay its invoices within net 30 days terms, advances under this facility would bear interest at a rate of 5% above the Prime Lending Rate per annum. To date, no amounts have been drawn under this Standby Letter of Credit Agreement. The Standby Letter of Credit Matures on September 7, 2008 at which time all outstanding principal and interest become due and payable.

NOTE 6 – EQUIPMENT NOTES PAYABLE

Automobile Note Payable

On February 15, 2004, the Company entered into a non-interest bearing note with a bank secured by an automobile with a net book value of approximately $6,562 at December 31, 2007. The balance of the note amounted to approximately $4,995 and $9,991 at December 31, 2006 and 2007, respectively. The note matures on March 17, 2009 and requires monthly payments of approximately $384.

Equipment Financing

In January 2007, the Company entered into loan and security agreements bearing interest at a rate of approximately 9.6% per annum to finance the cost of an enterprise resource planning system including software, with a net book value of $30,990, hardware leasing, and maintenance and support services. The notes, which are secured by the software, mature in August 2010 and require monthly payments, after a 6-month grace period, of approximately $3,049.

In September 2007, the Company entered into an agreement bearing interest at a rate of approximately 10.9% per annum to finance the cost of furniture with a net book value of $52,414 at December 31, 2007. The agreement, which is secured by the furniture, matures in July 2012 and requires monthly payments of approximately $1,226, including interest.

Maturities of equipment notes payable is as follows:

For the years ended December 31,	Amount
2008	43,846
2009	43,674
2010	34,035
2011	13,116
2012	5,898

Total	$140,569

NOTE 7 – STOCKHOLDERS’ LOANS

On December 13, 2005, the Company’s stockholders made an aggregate of $400,000 of non-interest-bearing loans to the Company. The loans, which were payable on demand, were repaid on January 11, 2006.

On January 11, 2006, the Company entered into an agreement with the stockholders of Pelican to distribute to them an amount, in cash, equal to the retained earnings of Pelican at the time of the Share Exchange, subject to the completion of an audit of the Company’s financial statements for the years ended December 31, 2005 and 2004. The amount of the distribution, determined upon the completion of the audit, amounted to $1,881,007. For the purposes of funding working capital, the stockholders’ agreed to loan this amount back to the Company, with interest at the rate of 10% per annum, compounding monthly, commencing on January 1, 2006. The note agreement provided for the principal to be repaid no earlier than three-hundred sixty-five (365) days from the date of its

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

issuance and thereafter, would be payable on demand. The 365 day maturity period stipulated in the note occurred on January 10, 2007 at which time, the balance due became payable on demand. On April 4, 2006, the Company repaid $400,000 to the stockholders, reducing the principal balance of the note to $1,481,007. As of December 31, 2006, accrued interest on these notes amounted to $12,404. Total interest paid under these notes for the year ended December 31, 2006 amounted to $150,583.

On March 31, 2007, the Company repaid the loans from the stockholders in full, amounting to $1,481,007 and $12,404 in accrued interest at that date using proceeds received in the private placement described in Note 10.

NOTE 8 – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Operating Leases

The Company rents office spaces under two separate non-cancelable operating leases, expiring in December 2008 and March 2011, respectively. One of these office facilities is being leased to the Company by a related party (Note 9). On May 16, 2007, the Company entered into a non-cancelable operating lease for 22,410 sq. ft. of office and warehouse facilities expiring 7 years and three months from the date of occupancy by the Company, which occurred on October 25, 2007. The Company’s occupancy of the facility was subject to substantial completion of improvements to the facility, which the lessor had up to 175 days to complete. For the purposes of determining the term of the lease over which the Company would record lease expense in accordance with AICPA Technical Practice Aid (TPA) 5600.07, the Company used the commencement date of July 1, 2007, which was the approximate date the Company was granted access to begin making improvements to the facility. The lessor provided the Company with an allowance of $221,400 used to make improvements to the leased premises, which the Company recorded as a deferred credit that is being amortized as a reduction to rent expense over the term of the lease. The remaining $81,236 in deferred rent has been accrued at December 31, 2007 and will be amortized over the term of the lease.

Under the terms of the lease agreement, the Company paid to the lessor an aggregate security deposit of $175,000, of which $15,000 was paid upon signing of the lease, $60,000 was due to the lessor upon approval of the improvement plan and subsequently paid, and the remaining $100,000 was paid upon the commencement of the lease. Upon completion of the twelfth full month of the term of the lease, the lessor is required to refund to the Company $87,500 of the security deposit, subject to timely lease payments by the Company and no other event of default. Upon completion of the twenty-fourth month of the term of the lease, the lessor is required to refund to the Company $72,500 of the security deposit, subject to timely lease payments by the Company and no other event of default. The remaining $15,000 will be refunded to the Company upon the completion of the lease term in January 2015.

Future minimum lease payments under these three agreements, exclusive of the Company’s share of operating costs, are as follows:

Year Ended December 31,	Amount
2008	$234,330
2009	208,366
2010	231,238
2011	206,071
2012	201,522
Thereafter	438,030

Total	$1,519,557

The Company records total rent expense over the term of the lease on a straight-line basis. Rent expense amounted to $170,033 and $54,385 for the years ended December 31, 2007 and 2006, respectively, including $81,236 for the excess of straight line rent expense over lease payments.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Settlement of Legal Proceedings

On May 2, 2007, the Company entered into a settlement and release agreement with Joseph Cornwell, Fareri Financial Services, Inc. and Anthony Fareri & Associates (the “Claimants”) to settle certain alleged claims arising out of the Share Exchange. The Company issued 250,000 shares of restricted Common Stock to Joseph Cornwell and 100,000 shares of restricted Common Stock to Fareri & Associates, Inc. The aggregate fair value of the settlement amounted to $462,000 on May 2, 2007. The settlement and release agreement forever discharges the Company from any and all manner of claims, demands, actions or suits the Claimants have had or may have against the Company now and in the future. The Company fully accrued for this legal proceeding at December 31, 2006 and has included the fair value of the Common Stock for the legal settlement in selling, general and administrative expenses.

Legal Dispute

On March 2, 2007, Birch Systems, LLC, filed an action against the Company in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges that the Company breached its obligations under the consulting agreement by failing to timely compensate Birch in the manner set forth in the agreement. Birch is seeking monetary damages in the amount $100,000, plus accrued interest, the transfer to Birch of 1.25 million shares of the Company’s Common Stock, the issuance to Birch of three million warrants to purchase the Company’s Common Stock and reasonable attorney’s fees. Birch is additionally seeking a “constructive trust” in connection with the 1.25 million shares of stock and a permanent injunction against the Company from taking any action to dilute Birch’s ownership interest in the Company’s Common Stock. Management believes Birch’s claims are without merit, intends to vigorously defend against the claim and believes the Company’s cancellation of this agreement was effected in accordance with terms permitting termination for cause. The Company is unable to determine the outcome of this matter, but has recorded Common Stock and warrant compensation expense from the commencement of the agreement to the date of termination in the amounts of $138,542 for the fair value of 208,334 shares of Common Stock that would have been earned under the agreement and $213,544 for the fair value of warrants that would have been earned under the agreement. Although management believes that the Company has strong defenses available to it in the case, there can be no assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

Tactical Solution Partners, Inc. vs. Harary, et. al.

On December 4, 2007, the Company filed a complaint for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida (the “Court”) requesting that defendants Paul Harary, Douglas Zemsky, Paris McKenzie, Maria Caporicci, Cathy Zemzky a/k/a Cathy Pafumi, Strategic Asset Management, Inc. LLB Ltd, Inc. and Signature Stock Transfer, Inc. (collectively, the “Defendants”) be enjoined from selling, transferring or otherwise encumbering shares of our Common Stock and all of the defendants’ shares be declared void, cancelled and returned to its treasury. The Company also requested that the securities purchase agreement it entered into with the defendants Paul Harary and his spouse Paris McKenzie and related warrant it granted on January 31, 2007 to such defendants be deemed void and cancelled and that these defendants be prohibited from exercising such agreement and warrant. The Company filed this complaint when it became aware of a federal securities investigation and civil proceedings initiated by the SEC relating to its stockholders Paul Harary and Douglas Zemsky, following distribution of SEC Litigation Release No. 20293 on September 24, 2007. The SEC proceedings described in the litigation release are related to activities involving the alleged illegal acquisition of American Financial Holding, Inc. (“AFHI”) common stock and manipulation of the share price of AFHI during 2004 and 2005 and prior to the January 2006 Share Exchange between AFHI and the operating company Pelican Mobile Computers, Inc. On January 23, 2008, the Court ordered a preliminary injunction enjoining the Defendants from selling, transferring or otherwise disposing of our shares of Common stock pending trial. A preliminary trial date has been set for April 28, 2008. Although management believes the facts in this case are likely to result in the preliminary injunction becoming permanent, there can be no assurances as to the final outcome of this matter at this time.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

On January 6, 2006, the Company entered into employment agreements with five of its key executives. The agreements provide, among other things, for the payment of aggregate annual salaries of approximately $900,000 and up to six months of severance compensation for terminations under certain circumstances. These employment agreements expire on January 6, 2008 and at the option of the Company are renewable for successive one year terms. Aggregate potential severance compensation amounts to $450,000. On June 2, 2006, each of the five key executives agreed to a 25% permanent reduction in annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $675,000 and aggregate potential severance compensation amounting to $337,500. Accordingly, compensation expense gives effect to a $180,000 and $225,000 aggregate permanent reduction in salary expense and approximately $27,000 and $33,750 in aggregate permanent reduction in payroll taxes and employee benefits payable during the years ended December 31, 2007 and 2006.

On September 1, 2006, a key executive’s employment was terminated as a result of his resignation. The Company entered into a Severance and Release Agreement with the executive to provide 6 months’ salary and continued benefits. For the year ended December 31, 2006, total payments under this severance agreement amounted to $42,241.

On February 1, 2006, the Company entered into employment agreements with four key employees. The agreements provide, among other things, for the payment of aggregate annual salaries of approximately $528,000 and up to six months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounts to $264,000. In addition, the employment agreements with these four key employees provide for the payment of signing bonuses amounting to $200,000 in the aggregate. The Company accrued these bonuses as payroll expenses at December 31, 2006. The bonuses were later paid to the key employees in October 2007. Finally, upon initial contract award to the Company’s TSO division, the four key executives are to receive 1,000,000 shares of restricted Common Stock of the Company. On January 1, 2007, these four key employees agreed to a permanent reduction in annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $480,000 and aggregate potential severance compensation amounting to $240,000. Accordingly, compensation expense gives effect to a $48,000 aggregate permanent reduction in salary expense and approximately $7,200 in aggregate permanent reduction of payroll taxes and employee benefits payable during the year ended December 31, 2007.

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

On August 27, 2007, the Company entered into a verbal agreement with an employee to serve as its Executive Vice President of Sales. The agreement provides for an annual salary of $210,000 per year plus benefits. The Company and the employee are in the process of negotiating additional terms that when finalized are intended to be memorialized in a written employment agreement during the first quarter of 2008.

On October 3, 2007, a key executive’s employment was terminated as a result of his resignation. The Company entered into a Severance and Full Mutual Release with the executive with the executive to provide three months’ salary. For the year ended December 31, 2007, total payments under this severance agreement amounted to $33,288.

As more fully described in Note 15, on January 6, 2008 and February 1, 2008, the remaining employment agreements the Company entered into in 2006 with its key executives and employees terminated by expiration of the agreements’ respective terms. The Company expects to continue paying each executive and employee the equivalent annual salary effective prior to the termination date until new written employment agreements are negotiated and executed.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Sales Support Services

In August 2007, the Company began offering office electronics and other technology products to its state and local law enforcement and commercial customers based on feedback it received from its customers related to the needs of back-office administrative personnel. In connection with offering these products, the Company entered into a verbal agreement with a contract phone-based sales support company located in Canada whose representatives call customers on our behalf. The Company does not have a long-term agreement with this sales support company and is currently in the process of evaluating whether there is sufficient demand for office electronics and other technology product among its customers to continue the agreement. Total amounts paid under this arrangement, including the cost of agents soliciting sales on our behalf and reasonable business expenses amounted to $240,070.

NOTE 9 – RELATED PARTY TRANSACTIONS

Lease of PelicanMobile Offices from Peppermill Properties, LLC

As described in Note 8, the Company leases approximately 2,500 square feet of office and warehouse space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by the former shareholders of Pelican, now officers, directors and principal stockholders of the Company. On January 1, 2004, the Company entered into a 5-year lease with Peppermill. For each of the years ended December 31, 2007 and 2006, rent expense amounted to $28,200. The lease expires on January 1, 2008. Additional rent expense under this lease will amount to $32,400 during the year ended December 31, 2008.

Personal Guarantee of American Bank Credit Facility

As described in Note 5, two officers, directors and principal stockholders of the Company agreed to personally guarantee an accounts receivable financing facility, which guarantee expired on August 1, 2007.

Loans from Stockholders

As described in Note 7, certain of the Company’s officers, directors and principal stockholders provided the Company with borrowings that were repaid in March 2007.

NOTE 10 - STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is authorized to issue up to 120,000,000 shares of capital stock including 100,000,000 shares of $0.0001 par value Common Stock and 20,000,000 shares of $0.0001 par value preferred stock. The preferred stock may be issued in one or more classes to be designated at the discretion of the Company’s board of directors. The Company has not issued any preferred shares nor has the board of directors designated any classes of preferred stock as of December 31, 2007.

Reverse Stock Split

On January 19, 2006, the Company announced a one-for-three reverse stock split. Under the terms of the reverse stock split, the Company’s stockholders of record on that date received one share of Common Stock for every three shares of Common Stock held on that date. The reverse stock split became effective on January 19, 2006.

Completion of Share Exchange

As described in Note 1, the Company completed the Share Exchange with AFHI on January 6, 2006, AFHI had 5,512,103 shares outstanding at the time in which the Share Exchange was completed after the cancellation of approximately 2,549,000 shares of Common Stock by certain AFHI stockholders to facilitate the share exchange.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities Purchase Agreement and Warrants

On January 31, 2007, the Company entered into a securities purchase agreement with a non-employee as an inducement to sell certain securities held by the stockholder to a group of investors introduced to the Company and the stockholder by the Company's financial advisor. The agreement provides the stockholder with the right within 24 months to purchase 1,500,000 shares of the Company’s Common Stock at an aggregate price of $100,000. The stockholder has 24 months to deliver the purchase price, at which time the agreement terminates. The Company recorded the fair value of the securities purchase agreement as other expense during the six months ended June 30, 2007. The fair value of the securities purchase agreement amounted to $1,185,000 and was estimated using the Black-Scholes option-pricing model with a closing price of $0.85 on the date of the grant, the respective exercise price, a 2- year life, a stock price volatility of 96% and a risk-free rate of return of 4.6%. The stockholder was granted “piggyback” registration rights with respect to these shares.

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

The aggregate fair value of the securities purchase agreement and the Common Stock purchase warrants amounts to $1,930,110 ($1,185,000 for the fair value of the 1.5 million shares issuable under the securities purchase agreement and $745,110 for the fair value of the 1.0 million Common Stock purchase warrants), which is included in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2007.

As more fully described in Note 8, on December 4, 2007, the Company filed a complaint for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida requesting that, due to the alleged illegal activity by the stockholder in the acquisition of AFHI common stock and manipulation of the stock price of AFHI during 2004 and 2005, the securities purchase agreement and warrants be deemed void and cancelled and that the stockholder be prohibited from exercising such agreement and warrant.

Placement of Investment Units

During the year ended December 31, 2007, the Company received funding under a private placement (the “2007 Placement”) of Investment Units (the “Units”). Each Unit was sold at a price of $0.50, with each unit consisting of two shares of Common Stock, par value $0.0001, (the “Common Stock”) and a warrant to purchase one share of Common Stock at a price of $0.39 per share (the “Warrants”). The Warrants are exercisable at any time prior to the expiration, five years following their issuance. The Company issued a total of 20,400,000 shares of Common Stock and Warrants to purchase a total of 10,200,000 shares of Common Stock. Aggregate proceeds from the 2007 Placement amounted to $4,561,218, net of legal and printing expenses of approximately $29,000 and aggregate selling agent fees of $510,000. The Company also issued warrants to purchase 1,020,000 shares of Common Stock to the placement agent. The investors and the placement agent were granted “piggyback” registration rights with respect to the shares of Common Stock included in the Units and underlying the Warrants.

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

Restricted Stock Grants

On January 19, 2006 the Company granted (upon completion of the Share Exchange described in Note 1) an aggregate of 13,100,000 shares of restricted stock to certain executives, members of the newly formed TSO Division management team and the former president of AFHI. This award includes (i) 13,000,000 shares granted to

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the key executives and TSO management team that vest upon the fourth anniversary of each of their respective employment origination dates with the Company, subject to accelerated vesting by the board of directors in their sole discretion under a verbal agreement between the Company and the executives later memorialized on June 26, 2007 and (ii) 100,000 fully vested and non-forfeitable shares issued to the former president of AFHI. The Company obtained an independent third-party appraisal of the fair value of its Common Stock at January 19, 2006, which amounted to $0.20 per share. Accordingly, the Company recorded $20,000 of stock based compensation on January 19, 2006 for the fair value of the 100,000 shares issued to the former President of AFHI.

As more fully described below, on August 31, 2006, the Company accelerated vesting with respect to 4,740,192 shares under this award. Accordingly, the Company recorded a $948,038 charge with respect to these restricted stock grants for the year ended December 31, 2006. The remaining 8,259,808 shares were subject to vesting over a four year period ending on January 19, 2010. The aggregate fair value of these shares, which amounts to $1,651,962 is being amortized over the four year vesting period in accordance with SFAS 123R. The recognized portion of these shares amounted to $49,653 (after having given effect to a credit of $337,413 for a restricted stock award forfeited as a result of an employee’s resignation) and $346,305 during the years ended December 31, 2007 and 2006, respectively.

Effective August 31, 2006, the board of directors authorized the Company to accelerate vesting of 4,000,000 shares of restricted stock granted to the Company’s former President and Chief Executive Officer on January 19, 2006 in connection with his separation from the Company. The fair value of the shares amounted to $800,000, or $0.20 per share based upon the independent third-party appraisal of the fair value of its Common Stock at January 19, 2006. The Company accrued $142,780 for payroll taxes associated with this award at December 31, 2006 and has included this amount in salaries and related expenses in the statement of operations. The Company recorded the amount as stock-based compensation charge based on the grant date fair value of the shares in accordance with SFAS 123R. The former officer subsequently transferred 250,000 of these shares to two other officers as compensation for having personally guaranteed the accounts receivable financing facility described in Note 5.

Effective August 31, 2006, the board of directors authorized the Company to accelerate vesting of an aggregate of 740,192 shares of restricted stock granted to two of its key executives. The fair value of the shares amounted to $148,038, or $0.20 per share based upon the independent third-party appraisal of the fair value of its Common Stock at January 19, 2006. The Company withheld 240,192 shares with an aggregate fair value of $26,422 to pay withholding taxes. The Company recorded the amount as a stock-based compensation charge based on the grant date fair value of the shares in accordance with SFAS 123R. The key executives subsequently transferred 500,000 of these shares to two other officers as compensation for having personally guaranteed the accounts receivable financing facility described in Note 5.

The aggregate fair value of the shares transferred to the officers/stockholders who personally guaranteed the accounts receivable financing arrangement described in Note 5 amounted to $435,000 based upon the closing trading price of $0.58 per share on August 31, 2006.

In February and April 2006, the Company issued an aggregate of 200,000 shares of Common Stock to a firm in connection with a placement agency agreement (Note 14). These shares were fully vested and non-forfeitable on their date of issuance and not subject to the completion of a financing transaction. The Company obtained an independent third-party appraisal of the fair value of the shares, which amounted to $40,000 or $0.20 per share, including $40,000 recorded as stock-based compensation expense during the year ended December 31, 2006. The Company recorded the amount as stock-based compensation in accordance with EITF 96-18.

On October 24, 2006, the Company issued an aggregate of 60,000 shares of Common Stock to certain of its employees as compensation. The fair value of the shares amounted to $27,000 or $0.45 per share based upon the closing trading price of the Company’s Common Stock on that date and was recorded as a stock-based compensation expense as of that date in accordance with SFAS 123R.

As described in Note 14, the Company entered into a consulting agreement on December 8, 2006, in which it issued 1,250,000 shares of Common Stock to a consulting firm engaged to provide marketing and business development consulting services for a term of one year commencing on December 11, 2006. The fair value of the

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares amounted to $725,000 ($0.58 per share) and $937,500 ($0.75 per share) based upon the closing trading price of the Company’s Common Stock as of December 31, 2006 and February 8, 2007, respectively, in accordance measurement date principles prescribed under EITF 96-18. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $78,125 and $60,417  for the years ended December 31, 2007 and 2006, respectively, in accordance with EITF 96-18.

As described in Note 14, the Company entered into a consulting agreement on December 18, 2006, in which it issued 750,000 shares of Common Stock to a consulting firm engaged to provide investment banking services for a term of one year. The fair value of the shares amounted to $367,500 ($0.49 per share) based upon the closing trading price of the Company’s Common Stock on that date. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $30,625 and $336,875 for the years ended December 31, 2007 and 2006, respectively, in accordance with EITF 96-18.

On October 3, 2007, the Company’s board of directors accelerated the vesting of 150,000 shares of restricted Common Stock granted to a key executive in January 2006 in connection with his resignation and termination of his employment agreement. The remaining 3,479,904 unvested restricted shares that had been granted to the executive were returned to the Company and subsequently cancelled. In addition, the executive elected to have the Company withhold 46,800 shares of restricted stock in which vesting was accelerated to pay withholding taxes. As a result of the cancellation of the remaining 3,479,904 unvested restricted shares, the Company recorded a credit of $337,413 to stock-based compensation expense during the year ended December 31, 2007. The Company had previously recognized $189,261 and $148,152 during the years ended December 31, 2007 and 2006 as amortized stock-based compensation expense for this restricted stock award.

Common Stock Purchase Warrants

As described in Note 14, in connection with a consulting agreement entered into on December 8, 2006, the Company issued 3,000,000 Common Stock purchase warrants with a weighted average exercise price of $0.285 per share. All of these warrants are forfeitable in the event that the agreement is terminated for cause prior to the completion of the one year service period. The fair value of these warrants, which amount to $1,047,284, is being accounted for in accordance with the measurement date provisions of EITF 96-18. The Company is amortizing to stock-based compensation expense the fair value of the warrants over the term of the agreement, or 12 months, which amounted to approximately $87,274 for the year ended December 31, 2006. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.58 (as of December 31, 2006); risk–free interest rate of 4.97%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%. In accordance with the measurement date provisions of EITF 96-18, the Company re-measured the warrants based on fair value on February 8, 2007 (the date of the termination of the agreement). The aggregate fair value of the warrants amounted to $1,515,240, of which $126,270 was amortized as stock-based compensation expense during the year ended December 31, 2007. Assumptions relating to the estimated fair value of these warrants at the date of the termination of the agreement are as follows: fair value of Common Stock of $0.75 (as of February 8, 2007); risk–free interest rate of 5.06%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%.

As described in Note 14, in connection with a consulting agreement entered into on December 18, 2006, the Company issued 3,000,000 warrants with a weighted average exercise price of $0.285 per share. The warrants were fully vested and non-forfeitable at their date of issuance. The fair value of these warrants, which amounted to $810,211, is being accounted for in accordance with the measurement date provisions of EITF 96-18. The Company is amortizing to stock-based compensation expense the fair value of the warrants over the term of the agreement, or 12 months, which amounted to approximately $742,694 and $67,517 for the years ended December 31, 2007 and 2006, respectively, in accordance with EIFT 96-18. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.49; risk–free interest rate of 4.97%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As described in Note 14, in connection with a consulting agreement entered into on May 23, 2007, the Company issued 2,000,000 warrants with a weighted average exercise price of $1.00 per share. The warrants were fully vested and non forfeitable at their date of issuance. The fair value of these warrants, which amounted to $425,182, is being accounted for in accordance with the measurement date provisions of EITF 96-18. The Company is amortizing to stock-based compensation expense the fair value of the warrants over the term of the agreement, or 12 months, which amounted to $248,024 for the year ended December 31, 2007. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.75; risk–free interest rate of 4.99%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2005	—	—	—
Granted	6,000,000	$0.285	—
Forfeited or expired	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2006	6,000,000	$0.285	4.96
Exercisable at December 31, 2006	6,000,000	$0.285	4.96
Granted	14,220,000	$0.466	—
Forfeited or expired	(3,000,000)	$0.285	—
Exercised	—	—	—
Outstanding at December 31, 2007	17,220,000	$0.434	3.88
Exercisable at December 31, 2007	17,220,000	$0.434	3.88

Warrants issued during the year ended December 31, 2007 include (i) 10,200,000 warrants to the investors in the placement of units described in Note 10, (ii) 1,020,000 warrants to the placement agent of the units described in Note 12, (iii) 1,000,000 warrants issued to the stockholder in connection with the securities purchase agreement described in Note 10 and (iii) 2,000,000 warrants issued to a consultant in connection with the agreement described in Note 14.

At December 31, 2007, the aggregate intrinsic value of warrants outstanding and options exercisable, based on the December 31, 2007 closing price of the Company’s Common Stock ($0.20 per share) each amounted to $3,444,000.

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

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company cancelled 187,500 stock options on October 9, 2006 in connection with the termination of the grantee employee.

On August 8, 2007, an optionholder exercised 437,500 options at an aggregate exercise price of $4,375. The optionholder elected to pay the exercise price and associated withholding taxes through the cancellation of 144,025 options, resulting in a net issuance of 293,475 shares of Common Stock

For the years ended December 31, 2007 and 2006, total stock-based compensation expense for these options amounted to $137,500 and $50,000, respectively. The fair value of the unvested portion of stock options at December 31, 2007 is $100,000 with a weighted-average remaining vesting period of 0.61 years.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future as it intends to use any future retained earnings to fund business growth. Accordingly, expected dividends yields are currently zero. In accordance with SFAS 123R, the Company has reviewed the available data with respect to the proportion of outstanding options the Company expects to vest annually and have assumed that 100% of outstanding options will vest annually. Unearned compensation related to options granted through December 31, 2007 remains unadjusted to reflect this assumption. The Company will monitor future employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company will adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company’s stock.

A summary of option activity for the years ended December 31, 2006 and 2007 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2005	—	—	—
Granted	1,250,000	$0.01	—
Forfeited or expired	187,500	$0.01	—
Exercised	—	—	—
Outstanding at December 31, 2006	1,062,500	$0.01	9.46
Exercisable at December 31, 2006	250,000	$0.01	9.19
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised	437,500	$0.01	—
Outstanding at December 31, 2007	625,000	$0.01	8.54
Exercisable at December 31, 2007	312,500	$0.01	8.43

The weighted-average grant-date fair value of the 1,250,000 stock options granted during the year ended December 31, 2006 amounted to approximately $0.24 per share. The total fair value of options vested during the years ended December 31, 2007 and 2006 amounted to $137,500 and $50,000, respectively. The Company did not capitalize the cost associated with stock-based compensation.

Aggregate stock-based compensation, including $137,500 for the fair value of employee stock options, $1,116,988 for the fair value of warrants issued to non-employees, and $517,153 for the fair value of vested restricted stock to employees and non-employees for awards recognized during the year ended December 31, 2007 amounted to $1,771,641.

Aggregate stock-based compensation, including $50,000 for the fair value of employee stock options, $154,791 for the fair value of warrants issued to non-employees, and $1,907,385 for the fair value of vested restricted stock to employees and non-employees for all awards made during the year ended December 31, 2006 amounted to $2,112,176.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable, based on the December 31, 2007 closing price of the Company’s Common Stock ($0.20 per share) amounted to $125,000 and $62,500, respectively.

As described in Note 15, the Company issued 40,795 shares of common stock on February 1, 2008 upon the non-cash exercise of a stock option granted to an employee.

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the year ended December 31, 2007, sales to three customers, two of which are agencies of municipal or state governments, represented approximately 10.9%, 14.2% and 26.2% respectively of net sales. Accounts receivable due from one of these customers amounted to $148,650, or 11.2% of total accounts receivable at December 31, 2007. Accounts receivable due from two other customers amounted to $128,520 and $322,297 or approximately 9.7% and 24.2% of total accounts receivable at December 31, 2007, respectively. During the year ended December 31, 2007, sales to government and commercial customers represented 64.4% and 35.6% of net sales for the year, respectively, or $12,732,264 and $7,031,531, respectively.

During the year ended December 31, 2006, sales to three customers, all of which are agencies of municipal governments, amounted to $1,796,772, $1,844,298 and $2,455,492, representing approximately 10.5%, 10.7% and 14.3% of net sales for the year, respectively. Accounts receivable due from one of these customers amounted to $678,570, or 33% of total accounts receivable at December 31, 2006. Accounts receivable from two other customers amounted to $447,384 and $716,086 or approximately 22% and 35% of total accounts receivable at December 31, 2006, respectively. During the year ended December 31, 2006, sales to government and commercial customers represented 93.9% and 6.1% of net sales for the year, respectively, or $16,107,576 and $1,051,253, respectively.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, which amounted to $11,433,044 and $11,531,316, comprised approximately 58% and 67% of total revenues for the years ended December 31, 2007 and 2006, respectively.

In addition, the Company purchases custom-designed laptop mounts for vehicles from a single vendor. Revenues from laptop vehicle mounts, which amounted to $2,951,383 and $1,928,478 for the year ended December 31, 2007 and 2007 comprised approximately 15% and 11% of total revenues for the year.

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

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company and its subsidiary file consolidated federal and state income tax returns. The consolidated group for this purpose includes Tactical Solution Partners, Inc. (formerly known as American Financial Holdings Inc. (“AFHI”) and its wholly owned subsidiary Pelican Mobile Computers, Inc. AFHI, prior to the Share Exchange Transaction, had no operations. Accordingly, the initial period of consolidated tax reporting for the Company was the year ended December 31, 2006. The Company’s major tax jurisdictions in which it files income tax returns include federal, and the states of Maryland, Delaware and Virginia. The tax years that remain subject to examination for the Company’s major tax jurisdictions at December 31, 2007 include 2004 through 2007.

At December 31, 2007, the Company has federal and state net operating loss carryforwards available to offset future taxable income, if any, of approximately $972,000 expiring at various times through 2026. These NOL’s may become subject to a substantial limitation under the “Change of Ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of these net operating losses prior to their utilization.

The tax effects of significant temporary difference that give rise to the Company’s deferred tax assets and liabilities are as follows for each of the periods presented:

	December 31,
	2007	2006

Net operating loss carry forwards	$374,000	$292,000
Stock-based compensation	297,000	153,000
	671,000	445,000
Valuation allowance	$(671,000)	$(445,000)
Net deferred tax asset	$—	$—

The Company’s recorded income benefit, net of the change in the valuation allowance for each of the periods presented, is as follows:

	Years Ended December 31,
	2007	2006
Current
Federal	$—	$—
State	—	—
	$—	$—

Deferred
Federal	$(200,000)	$(392,000)
State	(26,000)	(53,000)
	$(226,000)	$(445,000)

Change in valuation allowance	226,000	445,000
	$—	$—

Pursuant to SFAS No. 109, management has evaluated the recoverability of the deferred income tax assets and the level of the valuation allowance required with respect to such deferred income tax assets. After considering all available facts, the Company fully reserved for its deferred tax assets because it is more likely than not that their benefit will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfies the realization standard of SFAS No. 109, the valuation allowance will be reduced accordingly.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2007	2006
Expected statutory rate	(34.00)%	(34.00)%
State income tax rate, net of Federal benefit	(4.50)%	(4.62)%
Permanent differences
Stock and warrant accommodation	20.00%	—%
Legal settlement payable in common stock	—%	6.07%
Compensation charge for stock transferred under credit facility guarantee	—%	5.72%
Restricted stock awards not deductible for income tax purposes	12.50%	11.64%
	(6.00)%	(15.19)%

Valuation allowance	6.00%	15.19%
	—	—

NOTE 14 – PLACEMENT AGENCY, CORPORATE FINANCE AND MARKETING ADVISORY SERVICES AGREEMENTS

Stonegate Securities, Inc.

On February 24, 2006, the Company entered into a Placement Agency Agreement (“Agency Agreement”) with Stonegate Securities, Inc. (“Stonegate”) providing for Stonegate to act as the Company’s exclusive agent for a period of 90 days with respect to the proposed issuance of up $20,000,000 in equity or convertible debt securities. The Agency Agreement provides for the Company to pay fees to Stonegate, upon its successful completion of a financing transaction of up to 8% of the gross proceeds in such transactions.

The Company agreed to issue to Stonegate a Securities Purchase Warrant entitling Stonegate to purchase an amount of Common Stock equal to 10% of the total gross proceeds for a period of five years at an exercise price equal to the price at which the securities are sold to the funding source.

To compensate Stonegate for initial due diligence and marketing efforts, the Company agreed to issue 200,000 shares of restricted Common Stock to Stonegate or its designees, of which 100,000 shares were issued concurrent with entering into the Agency Agreement and the remaining 100,000 shares were issued on April 13, 2006. As described in Note 11, aggregate fair value of these shares, based upon a third-party appraisal, amounted to $40,000. The Company has granted piggy-back registration rights with respect to shares it issued to Stonegate and has agreed to register, on its next registration statement (other than registrations of shares underlying employee benefit plans) shares of stock it issued to Stonegate designees. To date, no funds have been raised under this Agency Agreement.

Birch Systems LLC

On December 8, 2006, the Company entered into a twelve (12) month consulting agreement with Birch Systems, LLC (“Birch”) commencing on December 11, 2006, to provide introductions to business contracts, marketing outlets and other such services to increase awareness of the Company. As compensation, the Company agreed to (i) pay a monthly consulting fee of $10,000, which is included in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2006 and (ii) issue 1,250,000 shares of Common Stock to Birch. In addition, the Company agreed to issue (i) 1.5 million Common Stock purchase warrants exercisable at a price equal to the next established offering price of the Company’s Common Stock, or $0.25 per share, (ii) 500,000 Common Stock purchase warrants exercisable at a 10% premium to the next established offering price, or $0.275 per share, (iii) 500,000 Common Stock purchase warrants exercisable at a 25% premium to the next established offering price, or $0.3125 per share, and (iv) 500,000 Common Stock purchase warrants exercisable at a 50% premium to the next established offering price, or $0.375 per share, for an aggregate of 3,000,000 warrants. The equity instruments granted under this agreement were to be vested over the

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

term of the agreement. The Company set the offering price at $0.25 per share of Common Stock in January 2007 in the process of completing a private placement memorandum dated February 23, 2007 and as amended March 30, 2007. The Company has given retroactive effect to this offering price in estimating the fair value of the warrants. The agreement provides that the warrants will expire five years from the date of issuance.

On February 8, 2007, the Company terminated the agreement with Birch for cause and requested return of the shares and warrants. On March 2, 2007, Birch Systems, LLC, filed an action against the Company in the U.S. District Court for the Northern District of Georgia, Atlanta Division seeking monetary damages amounting to the full cash, stock and warrant compensation package under the agreement and legal fees (Note 10).

In accordance with the provisions of EITF 96-18, the Company was required to re-price the fair value of the share and the warrants as of December 31, 2006 and February 8, 2007 (the termination date). As described in Note 11, the fair value of the 3 million warrants amounted to $1,047,284 and $1,515,240 using the Black-Scholes option-pricing model at December 31, 2006 and February 8, 2007, respectively. The Company recorded $147,691 of aggregate stock-based compensation expense under this agreement ($60,417 for the fair value of 104,666 shares and $87,274 for the fair value of the warrants) for the year ended December 31, 2006. The Company also recorded $204,395 of aggregate stock-based compensation expense under this agreement ($78,125 for the fair value of 104,666 shares and $126,270 for the fair value of the warrants) for the year ended December 31, 2007.

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

As described in Note 11, the fair value of the warrants amounted to $810,211 using the Black-Scholes option-pricing model. The fair value of the Common Stock amounted to $367,500 based on the closing price of the Company’s Common Stock on December 18, 2006. The stock and the warrants were fully vested and non-forfeitable on their dates of issuance. Total compensation expense under this agreement for the year ended December 31, 2006 amounted to $98,143, or $30,625 for the fair value of the Common Stock and $67,517 for the fair value of the warrants. Total compensation expense under this agreement for the year ended December 31, 2007 amounted to $1,079,569, or $336,875 for the fair value of the Common Stock and $742,694 for the fair value of the warrants.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amendment and Supplement to Agreements with Sierra Equity Group, Ltd. Inc.

On March 27, 2007, the Company amended and supplemented its Investment Banking Advisory and Selling Agent Agreements with Sierra. The supplement and amendment provides that upon receipt of funding under the Selling Agent Agreement, the Investment Banking Advisory Agreement shall be amended to increase the retainer fee from $5,000 per month to $10,000 per month. Aggregate retainer fees paid during the years ended December 31, 2007 and 2006 amounted to $130,000 and $5,000, respectively. In addition, the Company agreed to implement a corporate governance plan to comply with all federal, state and regulatory statutes. The Company also agreed not to make any changes to its management team one year from the date of the first closing of funding under the Selling Agent Agreement without prior approval. Additionally, the Company agreed to reserve 12% of the net proceeds raised by Sierra under the private placement for the hiring of an investor and public relations firm. Accordingly, the Company reserved $547,346 for investor and public relations services, of which $200,000 was used to retain a public relations firm with the remaining $347,346 included as restricted cash at December 31, 2007. Finally, Sierra has proposed to purchase or arrange for the purchase of shares of Common Stock held a former officer and director of the Company. We granted “piggyback” registration rights on a best-efforts basis with respect to these shares.

Agreement with Trilogy Capital Partners, Inc.

On May 23, 2007, the Company entered into a 12-month consulting agreement with Trilogy Capital Partners, Inc. to provide marketing and capital market services in satisfaction of agreement with Sierra Equity Group, Ltd. Inc. to reserve 12% of the net proceeds raised by Sierra under the private placement. As compensation, the Company agreed to (i) pay a monthly consulting fee of $10,000 and (ii) issue 2.0 million Common Stock purchase warrants exercisable at a price of $1.00 per share. The warrants are fully vested and non-forfeitable on the date of issuance. The fair value of these warrants, which amounted to approximately $425,182, is being accounted for in accordance with the measurement date provisions of EITF 96-18. The Company is amortizing to stock-based compensation expense the fair value of the warrants over the 12-month term of the agreement. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.75; risk–free interest rate of 4.99%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%. Total stock-based compensation expense under this agreement for the year ended December 31, 2007 amounted to $248,024 for the fair value of the warrants.

NOTE 15 – SUBSEQUENT EVENTS

Expiration of Employment Agreements

On January 6, 2008, the employment agreements the Company entered into with three key executives on January 6, 2006 terminated as a result of expiration of the respective terms. The Company is in the process of negotiating new employment agreements with these key executives. Until such time as the agreements are entered into, the Company has agreed to continue paying the executives an annual salary of $135,000 per year, payable in biweekly installments, plus employee benefits.

In addition, on February 1, 2008, the employment agreements the Company entered into with four key employees on February 1, 2006 terminated as a result of the expiration of the respective terms. The Company is in the process of negotiating new employment agreements with these key employees. Until such time as the agreements are entered into, the Company has agreed to continue paying the employees an annual salary of $119,000 per year, payable in biweekly installments, plus employee benefits.

Exercise of Stock Options

On February 1, 2008, an optionholder exercised 62,500 options at an aggregate exercise price of $625. The optionholder elected to pay the exercise price and associated withholding taxes on a cashless basis by surrendering 21,705 options, resulting in a net issuance of 40,795 shares of Common Stock.

TACTICAL SOLUTION PARTNERS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Appointment of Chief Executive Officer

On February 19, 2008, the Company’s Board of Directors appointed William A. Shafley to serve as the Company’s chief executive officer. Mr. Shafley previously served as the Company’s executive vice president of sales since August 2007. The Company and Mr. Shafley are currently negotiating the terms of Mr. Shafley’s employment agreement. In connection with the appointment of Mr. Shafley, Mr. Richard A. Sajac resigned from the position of chief executive officer, effective February 19, 2008. Mr. Sajac will continue serving as the Company’s President and Chief Operating Officer.

Authorized Capital Increase

On February 19, 2008, the Board of Director authorized the Company to amend its certificate of incorporation to increase the authorized number of shares of common stock from 100 million to 150 million, subject to stockholder approval.

Adoption of 2008 Stock Incentive Plan

On February 19, 2008, the Board of Directors authorized the adoption of the 2008 Stock Incentive Plan (the “Incentive Plan”), which, subject to stockholder approval, is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Incentive Plan with those of the Company and the Company’s stockholders. The Incentive Plan provides that up to 10 million shares of the Company’s common stock may be issued under the plan.

Adoption of 2008 Employee Stock Purchase Plan

On February 19, 2008, the Board of Directors authorized the adoption of the 2008 Employee Stock Purchase Plan (the “Purchase Plan”), which, subject to stockholder approval, is designed to encourage and enable eligible employees to acquire a proprietary interest in the Company’s common stock. The Purchase plan provides that up to 2 million shares of the Company’s common stock may be issued under the plan.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2006, we engaged Marcum & Kliegman LLP as our principal accountant for the purposes of auditing our financial statements. Prior to the Share Exchange in 2006, we had not previously engaged an accounting firm for the purposes of auditing our financial statements. There are not and have not been any disagreements between the Company and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).

CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Chief Financial Officer and Chief Executive Officer, of the effectiveness of the Company's disclosure controls and procedures, as of December 31, 2007. Based on the evaluation as of December 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, as amended, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an "accelerated filer" (as defined in the Exchange Act) and is not required to deliver management's report on internal control over our financial reporting until our year ended December 31, 2008. Nevertheless, we identified certain matters that constitute material weakness our internal controls over financial reporting.

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

Prior to the fourth quarter of 2007, we only had one full time employee, our Chief Financial Officer, assigned to perform duties related to our financial reporting obligations. During the second quarter of 2007, under the direction of our Chief Executive Officer and Chief Financial Officer, we addressed personnel changes necessary to review and analyze our internal control over financial reporting by engaging the services of an accounting and consulting firm to conduct a review and analysis of our financial reporting, equity transactions and employee income tax withholding and tax returns. During the third quarter of 2007, this accounting and consulting firm, together with our Chief Financial Officer and our other full time personnel, undertook the process of forming a system of internal controls which was reasonably likely to materially affect and remedy the material weaknesses identified by our management. During the fourth quarter of 2007, we have hired additional personnel and instituted various procedures that have enabled us to record, process and summarize transactions within the time frames required to timely file our reports under the SEC’s rules. We have completed filing all delinquent tax returns through the year ended December 31, 2006 and have withheld and filed on time our employment tax returns during the year ended December 31, 2007.

Although the improvements we have made in our financial reporting processes have enabled us to (a) record, process and summarize transactions within the timeframes required to timely file our reports under the SEC's rules, (b) better plan transactions that involve the application of complex accounting principles and (c) improve our ability to comply with our employee withholding and tax reporting obligations, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness.

We believe that the changes we have made in our financial reporting procedures have enabled us to substantially reduce previous financial reporting risks that existed as a result of our limited resources. We are continuing to evaluate our risks and resources. We will seek to make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness and will make appropriate disclosures regarding any observations and changes as required in future periods.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers and directors:

Name	Age	Position
William A. Shafley	47	Chief Executive Officer and Director
Richard A. Sajac	55	President and Chief Operating Officer
Ryan Kirch	33	Chief Financial Officer and Secretary
Chandra (C.B.) Brechin(4)	36	General Manager, PelicanMobile; Treasurer and Director
Scott Rutherford(4)	48	Director of Engineering, PelicanMobile and Director
Michael B. Wall	42	General Manager, TSO
Captain David A. Tezza	51	Director of Business Development, TSO
Douglas DeLeaver(1)(2)(3)(4)	61	Director
Jonathan J. Fleming(1)(2)(3)(4)	41	Director
John W. Poling(1)(2)(3)(4)	62	Director
Bruce Robinson, Esq.	41	Director

———————

(1)

Independent Director

(2)

Member of Audit Committee

(3)

Member of Compensation Committee

(4)

Member of Corporate Governance Committee

William A. Shafley. Mr. Shafley has served as our Chief Executive Officer since February 2008. He was elected by the board to serve as a Director on March 17, 2008 following Mr. Sajac’s resignation from the board on that date. Prior thereto, Mr. Shafley served as our Executive Vice President of Sales since August 2007. From January 2003 through June 2007, Mr. Shafley was a Director and President of Best Buy Gov, LLC, a wholly owned subsidiary of Best Buy Co., Inc. From March 2002 through September 2003, Mr. Shafley was the President and Chief Operating Officer of Micro Warehouse G/E, Inc., a wholly owned subsidiary of Micro Warehouse, Inc. From April 1998 to March 2002, Mr. Shafley was Vice President of CDW-G, Inc., a wholly owned subsidiary of CDW, Inc. and reseller of technology products to the government and education markets. Mr. Shafley earned his Bachelor of Science degree from the State University of New York at Buffalo (SUNY Buffalo).

Richard A. Sajac. Mr. Sajac has served as our President and Chief Operating Officer since September 2006. He also served as our Chief Executive Officer from September 2006 to February 2008 and as our Director from September 2006 to March 2008. Prior to joining us in March 2006, Mr. Sajac was Corporate Manager for Sun Motor Cars from December 2002 to February 2006. From July 1995 to November 2002, Mr. Sajac was Assistant Vice President, Health Services for Sierra Military Health Services. Mr. Sajac has over 20 years of military experience with the United States Army Medical Service Corps as a Hospital Administrator, Commander, Inspector General, Medical Group Advisor and Executive Officer. Mr. Sajac earned a Bachelor of Science in Finance from the University of Santa Clara and a Master of Science in Health Care Administration from Southwest Texas State University.

Ryan E. Kirch. Mr. Kirch has served as our Chief Financial Officer since January of 2006 and our Secretary since February 2008. From August 2002 to December 2005, Mr. Kirch was Manager of Special Projects, Accounting Manager and Controller of Patron Systems, Inc. an information security and public safety software company. From September 2001 to July 2002 he was Director of Information Technology of MD Consulting Services, Inc., a medical administration outsourcing and consulting firm. From July 2000 to August 2001, he worked for the consultancy, PricewaterhouseCoopers, as a consultant in the Strategy Group specializing in Corporate and Operations Strategy. Mr. Kirch earned his Bachelor’s degree in Neuroscience and Chemistry at Vanderbilt University and his Master of Business Administration at Oklahoma State University.

Chandra (C.B.) Brechin. Mr. Brechin has served as our Treasurer, Director and General Manager of our Pelican division since January 2006. He co-founded Pelican in 1997 and served as its President from 1997 until January 2006. Mr. Brechin earned his Bachelors Degree in Political Science and International Affairs from Kalamazoo College and his Master’s Degree in Information and Telecommunications Systems from The Johns Hopkins University.

Scott Rutherford. Mr. Rutherford has served as our Director and Director of Engineering of our Pelican division since January 2006. He co-founded Pelican in 1997 and served as its Vice President from 1997 to 2006.

Senior Chief Gunners Mate Michael B. Wall (U.S. Navy Retired). Mr. Wall has served as the General Manager of TSO since February 2006. Retiring in 2006, Mr. Wall has over twenty-four years of military service dating from December 1982 to January 2006. Prior thereto, from March 2003 to January 2006, Mr. Wall served as the Assistant Officer-in-Charge and Lead Instructor for the Center for Anti-Terrorism and Navy Security Forces with direct management across four training-delivery sites nationwide. From March 2000 to February 2003, he was the Staff NCO in charge of the Weapons department and Force Protection Program aboard the USS Arleigh Burke. Prior thereto, from November 1997 to February 2000, Mr. Wall served as the Combat Systems Division Officer within the training department of Afloat Training Group Detachment Pacific Northwest (ATGPACNORWEST), managing combat systems and Anti-Terrorism Force Protection (ATFP) training support for over 20 combat commands. He has participated in five major military campaigns including Beirut, Lebanon, Desert Shield, Desert Storm, Operation Enduring Freedom, and Operation Iraqi Freedom, as well as serving two six-month periods targeting high-sea terrorists and piracy activity intervention operations for the Fifth Fleet as an operational team leader. Mr. Wall has served on multiple technical evaluation and development review boards, including: DoD Biometrics Advisory Panel, U.S. Navy Non-Compliant Visit Board Search and Seizure program and doctrine development, and the DD(X) Destroyer Anti-Terrorism Force Protection design review board. His certifications include Force Protection Officer, Combat System Training Leader and Coordinator, Surface Warfare and Air Warfare coordinator, small and large caliber weapons and tactics instructor, and a variety of AEGIS Combat Systems warfare qualifications.

Captain David A. Tezza (U.S. Navy Retired). Captain Tezza, U.S. Navy SEAL Retired, has served as Director of Business Development for our TSO division since February 2006. He also served as our Director from September 2006 to December 2007. Captain Tezza has over 27 years of military service dating from May 1978 to September 2005. From June 2005 to January 2006, as an employee of CACI International Inc. subsidiary Premier Technology Group, Inc. he was the Staff Advisor to the Commander of the U.S. Coast Guard’s Maritime Security Response Team charged with Non-Compliant Boarding and Special Security Events tactical response teams. During his last active duty assignment, Capt. Tezza served as the Project Manager for the development and delivery of the Non-Compliant Boarding Visit, Board, Search and Seizure (NCB VBSS) Training Course with the U.S. Navy Center for Anti-Terrorism and Navy Security Forces from June 2004 to June 2005. Prior thereto, from August 2002 to June 2004, Captain Tezza was the Assistant Chief of Staff for Anti-terrorism/Force Protection, Commander, U.S. Naval Forces Europe, SIXTH Fleet during Operations ENDURING FREEDOM and IRAQI FREEDOM. In this capacity, Captain Tezza directed fleet-wide anti-terrorism, force protection, and security operations for 40 ships, 175 aircraft, and 21,000 personnel operating in over 40 countries throughout the North Atlantic, Europe, Mediterranean, and the West and South coasts of Africa. Throughout his career as a U.S. Navy SEAL, Captain Tezza has deployed to and operated throughout the world including Central and South America, Southern Europe and Mediterranean area countries, North Africa, Korea, Japan, Russia, and Southeast Asia. He has conducted threat and vulnerability assessments, lead advance party elements, set up exercises and training to include hotel services, on numerous occasions for hundreds of personnel, ships, boats and aircraft in all types of environments from remote desolate areas to major cities of the world. Captain Tezza received his undergraduate education at the University of Notre Dame.

Douglas DeLeaver. Mr. DeLeaver has served as our Director since December 2007. Mr. DeLeaver is a law enforcement veteran and security consultant with over 37 years of experience in local, state, federal, critical infrastructure and international security assessment and mitigation. He currently serves as National President of NOBLE, the National Organization of Black Law Enforcement Executives, consisting of 58 chapters and 4,300 members, to which position he was elected in 2007 after serving as National Vice President during 2006. Prior thereto from August 2003 to present, Mr. DeLeaver has served on boards of various organizations, including the Ethics Board for Harford County, Maryland, the U.S. Service Academies Nomination Board, the Maryland Chiefs of Police Association as President, and state and regional chapters of NOBLE as President and Vice President, respectively. From January 2003 through December 2006, he was appointed to certain positions at the request of State of Maryland Governor Robert Ehrlich, including Superintendent of the Maryland Natural Resources Police, the Maryland Emergency Management Agency, as well as re-appointed to Chief of Police of the Maryland Transit Administration. While serving under Governor Ehrlich, Mr. DeLeaver directed several initiatives as one of 8 experts under the Governor’s Homeland Security Task Force, traveling to Israel to participate in an international security program to assess threat mitigation systems implemented for critical infrastructure in the State of Israel, as well as performing an evaluation of surveillance systems implemented by the City of London in response to the subway and bus bombings of July 2005. From July 1998 to January 2003, Mr. DeLeaver served as Director of Strategic Planning and later Chief of Police for the Maryland Transit Administration Police. From July 1992 to December 1998, he served as both Captain and Major and Executive Assistant to the Superintendant to the Maryland Natural Resources Police. From 1969 to 1992, Mr. DeLeaver served as an officer in the Maryland State Police, retiring with the rank of Lieutenant, during which time he served on the Executive Protection Detail for Maryland, where he protected three governors and was selected to serve on several protection details for visiting dignitaries. He has held top secret security clearance since January 2005. Mr. DeLeaver earned his Bachelor of Arts Degree in Criminal Justice from Miami Dade College of Assessments and completed graduate work through the Law Enforcement Institute of the University of Maryland.

Jonathan J. Fleming. Mr. Fleming has served as our Director since December 2007. Mr. Fleming has expertise in the delivery and operation of homeland security and critical infrastructure protection programs and services. He currently serves as Founder and Chief Executive Officer of S2 Global, a provider of scanning and screening security solution to provide safe transportation of goods and passengers, combat illegal shipments, and protect critical infrastructure domestically and abroad. Prior to founding S2 Global, Mr. Fleming was the Chief Operating Officer of Contemporary Services Corporation (CSC), the world’s premier crowd management and security services provider for high profile sports and entertainment venues. Prior thereto, Mr. Fleming served as Chief Operating Officer of the U.S. Department of Homeland Security Transportation Security Administration (TSA), responsible for strategic planning, implementation and oversight of all aspects of the agency employing over 52,000 staff with a $5.7 billion annual budget. As COO of the TSA, he directed all modes of transportation security for the agency, coordinating intelligence, international affairs, regulatory affairs, law enforcement and cross-agency communication at the federal level. Prior thereto, Mr. Fleming served as both Deputy Assistant Administrator, Aviation Operations and Assistant Federal Security Director for Screening (AFSD) at Los Angeles International Airport. From July 2000 to September 2002, he held the position of Chief of Security for the Los Angeles County Performing Arts Center, Manager of Security Operations for the J. Paul Getty Center and Special Investigator for the Los Angeles Metropolitan Transit Authority. Mr. Fleming served 10 years in the United States Air Force and held the position of Special Agent with the United States Air Force Office of Special Investigation.

John W. Poling. Mr. Poling has served as our Director since December 2007. Mr. Poling has served as a senior financial executive in manufacturing, industrial services and environmental construction, consulting and engineering for over 30 years. Since December 2004, Mr. Poling has been providing independent financial consulting and advisory services to both public and private companies. In addition to serving on our board, Mr. Poling currently serves on the Board of Directors for System One Technologies, Inc., a manufacturer and distributor of self-contained recycling parts washers, American Ecology Inc., a hazardous and nuclear waste treatment and disposal company and Kreisler Manufacturing Corporation, an international manufacturer of precision metal components and assemblies for use in military and commercial aircraft engines and industrial gas turbines. From November 2004 to July 2006, Mr. Poling was Executive Vice President and Chief Financial Officer and from July 2006 to March 2007, Mr. Poling was Executive Vice President for Corporate Development of The TUBE Media Corp., an entertainment company composed of a music television channel and a music recording business. From December 2002 to November 2004, he was a partner with Tatum Partners, LLP, a provider of financial and IT services to both public and private companies. Prior to joining Tatum Partners, LLP, Mr. Poling served as Chief Financial Officer of U.S. Plastic Lumber Corp., a manufacturer and distributor of recycled plastic lumber products, from March 1999 to July 2002. Mr. Poling served as Vice President of Finance for Eastern Environmental Services, Inc., a collection and disposal company for municipal and industrial waste, from 1996 to 1999. Mr. Poling received a Bachelor of Science degree in accounting from Rutgers University.

Bruce Robinson, Esq. Mr. Robinson has served as our Director since January 2006. Mr. Robinson served as an advisor and General Counsel to Pelican shortly after its inception in 1997. Mr. Robinson was responsible for managing strategic alliances and client acquisition from a risk management perspective and for developing and driving strategic and corporate response to market opportunities. He was also responsible for directing corporate and government contract compliance. Mr. Robinson received his undergraduate education at the University of Delaware and earned his Juris Doctor degree from the University of Maryland School of Law. He was admitted to the Maryland State Bar in 1992 and is admitted to practice in the United States Supreme Court and the United States Court for the 4th Circuit.

Board of Directors

Our board of directors currently consists of seven members, which members are divided into three classes serving staggered three-year terms. Effective March 17, 2008, Mr. Richard A. Sajac resigned from the board as a Class II director. On that date, the board elected Mr. William A. Shafley to fill the vacant board seat. Mr. Shafley will serve on the board as a Class II director for a term to expire at the 2009 annual meeting of stockholders.

Committees of the Board

Our board of directors has established an audit committee, a compensation committee and a corporate governance committee, each of which is briefly described below.

Audit Committee

The audit committee assists the board of directors in maintaining the integrity of our financial statements, and of our financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The audit committee reviews the scope of independent audits and assesses the results. The audit committee meets with management to consider the adequacy of the internal control over, and the objectivity of, financial reporting. The audit committee also meets with the independent auditors and with appropriate financial personnel concerning these matters. The audit committee selects, determines the compensation of, appoints and oversees our independent auditors. The independent auditors periodically meet with the audit committee and always have unrestricted access to the audit committee. The audit committee currently consists of Messrs. DeLeaver, Poling and Fleming, all of whom have been determined to be “independent” under certain independence criteria adopted by our board and as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. Mr. Poling currently serves as chairman of the audit committee.

Compensation Committee

The compensation committee administers incentive compensation plans, including stock option plans, and advises the board of directors regarding employee benefit plans. The compensation committee establishes the compensation structure for our senior managers, approves the compensation of our senior executives, and makes recommendations with respect to compensation of the Chief Executive Officer and our other executive officers. The compensation committee advises and makes recommendations to the board of directors on all matters concerning director compensation. The compensation committee, which was established in December 2007, currently consists of all of the members of the board of directors and did not meet in 2006. The compensation committee currently consists of Messrs. DeLeaver, Poling and Fleming, all of whom have been determined to be “independent” under certain independence criteria adopted by our board and as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. Mr. Fleming currently serves as chairman of the compensation committee.

Corporate Governance Committee

The corporate governance committee evaluates and recommends candidates for election to board, review the performance and contribution of directors, recommend membership for standing committees, review director independence, and adopt and review Company corporate governance guidelines and codes of conduct. The corporate governance committee, which was established in February 2008, currently consists of Messrs. Brechin, DeLeaver, Fleming, Poling, and Rutherford, the majority of whom have been determined to be “independent” under certain independence criteria adopted by our board and as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. Mr. DeLeaver currently serves as chairman of the corporate governance committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC and NASDAQ. Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2007 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except that Mr. William A. Shafley filed his Form 3 late.

Code of Ethics for Certain Officers

In February 2008, subject to stockholder approval, our Board of Directors adopted a Code of Ethics applicable our Chief Executive Officer and Senior Financial Officers. A copy of this Code of Ethics will be made available on the Company’s website.

Code of Business Conduct

In February 2008, subject to stockholder approval, our Board of Directors adopted a Code of Business Conduct applicable to Board of Directors, executives and employees. Once adopted, any waivers of the Code of Business Conduct are required to be approved by a majority of the Board of Directors and any waivers granted to directors, executives or key employees will be disclosed on our website. We will provide a copy of this Code of Business Conduct on the Company’s website.

Insider Trading Compliance Program

In February 2008, our Board of Directors adopted an Insider Trading Compliance Program to educate and assists its directors, executives, key employees, employees, consultants and other insiders in complying with Rule 10b-5 under the Exchange Act. A copy of this Insider Trading Compliance Program will be made available on the Company’s website.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid to (i) William A. Shafley, our Chief Executive Officer and Director, (ii) Richard A. Sajac, our President and Chief Operating Officer, (ii) Ryan E. Kirch, our Chief Financial Officer and Secretary, (iii) Chandra (C.B.) Brechin, our General Manager of Pelican, (iv) Scott Rutherford, our Director of Engineering at Pelican, and (v) Maris J. Licis, our former Vice President of Corporate Development (collectively, the “named executive officers”), during our fiscal years ended December 31, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(S) ($)(3)	Non-Equity Incentive Plan Compen- sation($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
William A. Shafley Chief Executive Officer and Director	2007 2006	72,692 —	— —	— —	— —	— —	— —	— —	72,692 —
Richard A. Sajac President and Chief Operating Officer	2007 2006	135,000 107,500	20,000 —	— —	137,500 37,500	— —	— —	— —	292,500 145,000
Ryan E. Kirch Chief Financial Officer and Secretary	2007 2006	135,000 151,269	10,000 —	192,610(1) 222,171(1)	— —	— —	— —	— —	337,610 373,440
Chandra (C.B.) Brechin General Manager, PelicanMobile; Treasurer and Director	2007 2006	135,000 151,269	100,000 50,000	— 217,500(2)	— —	— —	— —	— —	235,000 418,769
Scott Rutherford Director of Engineering, PelicanMobile and Director	2007 2006	135,000 151,269	100,000 50,000	— 217,500(2)	— —	— —	— —	— —	235,000 418,769
Maris J. Licis Former VP Corporate Development(4)	2007 2006	101,250 151,269	— —	52,500(4) 222,171(1)	—	—	—	33,288(4) —	187,038 373,440

———————

(1)

Effective August 31, 2006, we accelerated the vesting of an aggregate of 740,192 out of a total award of 8,000,000 restricted shares to Ryan E. Kirch and Maris J. Licis, 500,000 of which were subsequently transferred to Messrs. Brechin and Rutherford (250,000 shares each) for their having personally guaranteed the accounts receivable financing facility with American Bank and 240,192 were withheld by us for income tax withholding requirements. The Company reflected this compensation as restricted stock awards to Ryan E. Kirch, its Chief Financial Officer, and Maris J. Licis, its former Vice President of Corporate Development and Secretary, amounting to approximately $74,019 in additional compensation each, or a fair value of $0.20 per share. The remaining 7,259,808 shares were subject to vesting over a four-year period ending on January 19, 2010. The aggregate fair value of these shares, which amounts to $1,451,962, is being amortized over a four-year vesting period in accordance with SFAS 123R. The recognized portion of these shares amounted to $296,305 during the year ended December 31, 2006. Assumptions in estimating the fair value of this restricted stock are discussed in greater detail in Management’s Discussion and Analysis of financial condition and plan of operation. In connection with his resignation and a related severance agreement entered into on October 3, 2007, we cancelled 3,479,904 unvested restricted shares that had been granted to Mr. Licis as more fully described below in Note 4 to this table.

(2)

Represents the fair value of 375,000 shares of Common Stock transferred to Mr. Brechin and 375,000 shares of Common Stock transferred to Mr. Rutherford from Messrs. Wall, Kirch and Licis for their having personally guaranteed the accounts receivable financing facility with American Bank, amounting to $217,500 in additional compensation each, or a fair value of $0.58 per share based upon the closing trading price on August 31, 2006.

(3)

Represents the fair value of vested options granted to Mr. Sajac on March 6, 2006 in connection with his employment agreement. Assumptions in estimating the fair value of these options are discussed in greater detail in Management’s Discussion and Analysis of financial condition and plan of operation.

(4)

Mr. Licis resigned from his positions as Vice President of Corporate Development, Secretary and Director on September 27, 2007. In connection with his resignation and a related severance agreement, on October 3, 2007, we agreed to pay Mr. Licis a lump sum severance of approximately $33,288, payable in bi-weekly installments. In addition, we agreed to accelerate the vesting of 150,000 restricted shares of Common Stock granted to Mr. Licis in January 2006 and cancelled 3,479,904 unvested restricted shares that had been granted to him.

Narrative Disclosure to Summary Compensation Table

During 2006, we entered into executive employment agreements with our executive officers Richard A. Sajac, Ryan E. Kirch, Maris J. Licis, Chandra (C.B.) Brechin and Scott Rutherford.

Our executive employment agreements with each executive officer became effective January 6, 2006, with the exception of Mr. Sajac’s agreement, which became effective on March 6, 2006, and provide that each officer shall be employed for a period of two years commencing on the effective date. The term of each agreement will automatically renew for successive one (1) year terms unless our board of directors or any successor entity provides the officer with written notice 90 days prior to the expiration of the then current term. The annual base salary for each officer under each agreement is $180,000, subject to adjustment on an annual basis. In addition to the base salary, the officer is entitled to a performance bonus as the board from time to time shall determine by unanimous consent is appropriate. Each officer is eligible to participate in all our operative employee benefit and welfare plans then in effect and of which all our executive officers generally are entitled to participate, including, to the extent then in effect, group life, medical, disability and other insurance plans. The agreement contains a confidentiality provision and a non-solicitation covenant which restricts each officer’s activities during the term of the agreement and for a period of two years thereafter. The executive employment agreement with Mr. Sajac is substantially similar to the agreements with our other executive officers, with the exception of the annual base salary which amounted to $130,000. On January 1, 2007, we increased Mr. Sajac’s base salary to $135,000 per year. On October 3, 2007, we entered into a severance agreement with Mr. Licis providing for the termination of his employment agreement.

On June 2, 2006, each of the five key executives agreed to a 25% permanent reduction in annual salaries to reduce operating expenses, resulting in aggregate annual salaries of $675,000 and aggregate potential severance compensation amounting to $337,500. Other than a reduction in salary, no other amendments were made to the employment agreements.

On March 6, 2006, Mr. Sajac was granted on a non-qualified option to purchase 500,000 shares of our Common Stock, at an exercise price of $0.01 per share. The options vest on the last day of each June, September, December and March, subsequent to March 6, 2006, with respect to 62,500 of the shares of Common Stock subject to the option. The remaining 62,500 shares of Common Stock subject to the option vest on March 5, 2008 under the terms of the stock option agreement. The options may not be exercised, in whole or in part, after March 6, 2016.

On October 10, 2006, Mr. Sajac was granted an additional non-qualified option to purchase 500,000 shares of our Common Stock at an exercise price of $0.01 per share. The options vest on the last day of each March, June, September and December, subsequent to October 10, 2006, with respect to 62,500 of the shares of Common Stock subject to the option. The remaining 62,500 shares of Common Stock subject to the option vest on October 9, 2008 under the terms of the stock option agreement. The options may not be exercised, in whole or in part, after October 10, 2016.

On August 27, 2007, we entered into a verbal agreement with William A. Shafley to serve as our Executive Vice President of Sales. The agreement provided for an annual salary of $210,000 per year plus benefits. On February 19, 2008, our Board of Directors elected Mr. Shafley Chief Executive Officer, with his annual salary to continue at the same rate. We are in the process of negotiating additional terms with Mr. Shafley that when finalized will be memorialized in a written executive employment agreement.

On September 27, 2007, the executive employment agreement with Maris J. Licis terminated as a result of the resignation from his positions as Vice President of Corporate Development, Secretary and Director. On October 3, 2007, we entered into an agreement to pay him a lump sum severance of $33,288, which was subsequently paid in full in October 2007.

On January 6, 2008, the executive employment agreements with our executive officers Ryan E. Kirch, Chandra (C.B.) Brechin and Scott Rutherford expired. We are in the process of developing new executive employment agreements, which, subject to the approval of the Board of Directors, we will enter into with these key executives. Until such time as the agreements are completed, we expect to continue paying the executives a salary of $135,000 per year, payable in biweekly installments.

Outstanding Equity Awards as of December 31, 2007

The following table lists the outstanding equity incentive awards held by our named executive officers as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Richard A. Sajac	187,500(1)	—	—	0.01	3/16/2016	—	—	—	—
President and Chief Operating Officer	187,500	375,000(2)	—	0.01	10/10/2016	—	—	—	—
Ryan E. Kirch Chief Financial Officer and Secretary	—	—	—	—	—	3,629,904(3)	725,980(4)	—	—

———————

(1)

Mr. Sajac was granted an option to purchase 500,000 shares of Common Stock on March 16, 2006. The option vests quarterly over two years.

(2)

Mr. Sajac was granted an option to purchase 500,000 shares of Common Stock on October 10, 2006. The option vests quarterly over two years.

(3)

Mr. Kirch was granted 4,000,000 shares of restricted stock vesting at the end of a four-year period commencing on January 19, 2006, subject to certain conditions including their continued employment with us and accelerated vesting at the discretion of our board of directors. Mr. Kirch became vested in 370,192 shares effective August 31, 2006.

(4)

Based on the closing trading price of our common stock on December 31, 2007 as quoted on the Pink Sheets LLC, or $0.20 per share.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our named executive officers) during the 2006 fiscal year.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Bruce Robinson	20,000	—	—	—	4,103(1)	—

———————

(1)

The cost of medical and dental benefits under our health insurance plan for 2006.

Narrative Disclosure to Director Compensation Table

Bruce Robinson received compensation of $20,000 and benefits under our health insurance plan for his services as our sole non-employee director. We do not currently have any standard director compensation arrangement or policy for compensating our non-employee directors, but intend to implement a policy in 2008.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information with respect to the beneficial ownership of our Common Stock as of March 18, 2008, for: each person known by us to beneficially own more than 5% of our Common Stock; each of our named executive officers; our directors and director nominees; and all of our executive officers and directors as a group.

As used in the tables, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The percentage shown is based on 63,476,469 shares of Common Stock issued and outstanding as of March 18, 2008. In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to options and/or warrants currently exercisable, or exercisable within 60 days of December 31, 2007, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common	Legisi Marketing, Inc. (1)	30,000,000	(2)	40.85%
	Alan Goddard (3)	5,040,000	(4)	7.56%

———————

(1)

Gregory McKnight, a natural person, serves as the president of and is the sole stockholder of Legisi Marketing, Inc., and has sole investment and voting power with respect to the Common Stock and warrants beneficially owned by Legisi Marketing, Inc. The address of the beneficial owner is 5154 Miller Road, Flint, MI 48507.

(2)

Includes 20,000,000 shares of Common Stock and 10,000,000 shares of Common Stock issuable upon exercise of warrants at an exercise price of $0.39.

(3)

The address of the beneficial owner is 7700 Congress Avenue, Suite 3207, Boca Raton, FL 33487.

(4)

Includes 250,000 shares of Common Stock, 900,000 shares of Common Stock issuable upon exercise of warrants at a price of $0.25, 300,000 shares of Common Stock issuable upon exercise of warrants at a price of $0.275, 300,000 shares of Common Stock issuable upon exercise of warrants at a price of $0.3125, 300,000 shares of Common Stock issuable upon exercise of warrants at a price of $0.375, 400,000 shares of Common Stock issuable upon exercise of warrants at a price of $0.39. In addition, Mr. Goddard serves as Chief Executive Officer of Sierra Equity Group, Ltd. and may be deemed to have shared voting and dispositive power of the 1,270,000 shares of Common Stock, including warrants to purchase 1,020,000 shares of Common Stock, owned by Sierra Equity Group, Ltd.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Common	William A. Shafley	—		—
	Ryan E. Kirch	—	(2)	—%
	Bruce Robinson	2,500,000		3.94%
	Scott Rutherford	11,425,000		18.00%
	Chandra (C.B.) Brechin	11,525,000		18.16%
	Richard A. Sajac	293,475		*
	Michael Wall	—	(2)	—%
	Captain David Tezza	—	(2)	—%
	Douglas DeLeaver	—		—%
	Jonathan J. Fleming	—		—%
	John W. Poling	18,000		*
	All current directors and executive officers as a group (11 persons)	25,761,475		40.58%

———————

*Less than 1%.

(1)

The address of each person in this table is c/o Tactical Solution Partners, Inc. at 7020 Dorsey Road, Suite C, Hanover, Maryland 21076.

(2)

Does not include shares of nonvested restricted stock granted in January 2006 subject to forfeiture and vesting at the end of a four-year period commencing on January 19, 2006 as follows: Ryan E. Kirch – 3,629,904; Michael Wall – 250,000; and David Tezza – 250,000.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We lease approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On January 1, 2004, we entered into a 5-year lease with Peppermill. For each of the years ended December 31, 2006 and December 31, 2007, lease payments amounted to $28,200. Minimum future payments under this lease are $32,400 in 2008.

On August 1, 2006, we entered into a Loan and Security Agreement with American Bank to provide an 80% accounts receivable facility up to $1.5 million and accruing interest at an annual rate of Prime Rate plus 1%. The maturity date of the loan was August 1, 2007, at which time all principal, interest, charges and fees were payable immediately or at the demand of American Bank. Interest payments on outstanding balances are due on the first calendar day of each succeeding month. There is no prepayment penalty on the note. In addition, the Loan and Security Agreement required us to pay a nonrefundable commitment fee of $15,000. Two of our officers, Chandra (C.B.) Brechin and Scott Rutherford, agreed to personally guarantee the note up to $375,000 each until the six month anniversary of the note, up to $187,500 each from 6 months to the one-year anniversary of the note and $0 thereafter in exchange for the transfer to such officers of certain shares of restricted stock granted to other officers for which vesting was accelerated in August 2006.

On January 11, 2006, we entered into an agreement with Messrs. Brechin and Rutherford to distribute to them an amount, in cash, equal to our retained earnings at the time of the share exchange, subject to the completion of an audit of our financial statements for the years ended December 31, 2005 and 2004. In connection with the share exchange, we agreed to distribute this amount to these members of management because our historical retained earnings were earned under their leadership prior to the share exchange when we were privately held. The amount of the distribution, determined upon the completion of the audit amounted to $1,881,007. For the purposes of funding working capital, the stockholders agreed to loan this amount back to us, with interest at the rate of 10% per annum beginning January 1, 2006.

On April 4, 2006, we repaid $400,000 to Messrs. Brechin and Rutherford, reducing the principal balance of the note to $1,481,007. As of December 31, 2006, accrued interest on these notes amounted to $12,404. Total interest paid under these notes for the year ended December 31, 2006 amounted to $150,583. On March 31, 2007, we repaid the note in full, which amounted to $1,481,007 in principal and $12,404 in accrued but unpaid interest at March 31, 2007.

While we do not maintain a written policy with respect to related party transactions, our audit committee routinely reviews potential transactions with those parties we have identified as related parties.

We have determined that Messrs. DeLeaver, Fleming and Poling meet the standards of independence under under certain independence criteria adopted by our board and the NASDAQ Stock Market (“NASDAQ”) listing standards, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment. However, since we are trading on the OTCBB, we are not yet required to comply with any stock market requirements to have a majority of our directors satisfy the independence requirements of NASDAQ. See Item 10 – “Directors, Executive Officers and Corporate Governance.”

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our board of directors appointed Marcum & Kliegman LLP, to serve as our independent auditors for 2007, whose appointment was ratified by the stockholders at our annual meeting held on December 21, 2007.

The following table presents fees for professional audit services rendered by Marcum & Kliegman LLP for the audit of our annual financial statement for the fiscal years ended December 31, 2007 and 2006, and fees billed for all other services rendered by Marcum & Kliegman LLP during such fiscal years then ended.

	Year Ended December 31,
	2007	2006
Audit fees(1)	$100,000	$98,968
Audit-related fees(2)	—	75,769
Tax fees(3)	—	20,000
Other fees	—	—
Total fees	$100,000	$194,737

———————

(1)

Estimate for audit fees for the financial statements for the year ended December 31, 2007 provided to us by Marcum & Kliegman, LLP.

(2)

Consists of fees related to the preparation of the registration statement filed on Form 10-SB, the review of interim financial statements for the three months ended March 31, 2007 and the six months ended June 30, 2007 contained therein as well as the interim financial statements for the nine months ended September 31, 2007 filed on Form 10-QSB.

(3)

For professional services rendered for tax consulting service related to our adoption of FIN 48 for the fiscal year ended December 31, 2006.

The audit committee of the board of directors approves in advance all services to be performed by the independent public accountants. Pre-approval may be granted by action of the full audit committee or, in the absence of such audit committee action, by the Chairman of the audit committee whose action shall be considered to be that of the entire committee.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report.

(1) Financial Statements

Incorporated by reference from the financial statements and accompanying notes to financial statements set forth in Item 8 of this Annual Report filed on Form 10-K.

(2) Financial Statements Schedule

The following consolidated financial statement schedule of Tactical Solution Partners, Inc. is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
II – Valuation and Qualifying Accounts	75

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Share Exchange by and between Pelican Mobile Computers, Inc. and American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) **
3.1.1	Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on May 27, 1998 **
3.1.2	Certificate of Correction of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on July 17, 1998 **
3.1.3	Certificate of Amendment of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on August 11, 2004 **
3.1.4	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) as filed with the State of Delaware on January 6, 2006 **
3.1.5	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. as filed with the State of Delaware on January 6, 2006 **
3.1.6	First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with the State of Delaware on January 4, 2006 **
3.2	Bylaws of Tactical Solution Partners, Inc. **
4.1	Stock Purchase Agreement by and between Tactical Solution Partners, Inc. and Paul Harary and Paris McKenzie TBE (Subscriber) dated January 31, 2007***
4.2	Warrant to Purchase Tactical Solution Partners, Inc. Common Stock in favor of Paul Harary and Paris McKenzie TBE (Warrant Holder) dated January 31, 2007 **
4.3	Form of Subscription Agreement to Purchase Units of Tactical Solution Partners, Inc. **
4.4	Form of Warrant to Purchase Tactical Solution Partners, Inc. Common Stock by and among Tactical Solution Partners, Inc. and the Unit purchasers signatory thereto **
4.5	Form of Registration Rights Agreement, by and among Tactical Solution Partners, Inc. and the Unit purchasers signatory thereto **
4.6	Form of Warrant issued to Sierra Equity Group, Ltd. Inc. with respect to the Company’s March 2007 private offering closed March 30, 2007 and its assigns **
4.7	Form of Warrant issued to Sierra Equity Group, Ltd. Inc. under the Investment Banking Advisory Agreement dated December 18, 2006 and its assigns **
4.8	Form of Non-qualified Option Agreement to Purchase Shares of Common Stock of Tactical Solution Partners, Inc. **
10.1

Form of Employment Agreement, dated January 6, 2006, by and between Tactical Solution Partners, Inc. and its Executive Officers Chandra (C.B.) Brechin, Ryan Kirch, Maris J. Licis, and Scott Rutherford **

10.2	Form of Employment Agreement, dated February 1, 2006, by and between Tactical Solution Partners, Inc. and its Key Employees Walter Kirk Herrick, Douglas McQuarrie, David Tezza and Michael Wall **
10.3	Employment Agreement, dated January 6, 2006, by and between Tactical Solution Partners, Inc. and Charley Wall **
10.4	Severance and Release Agreement by and between Tactical Solution Partners, Inc. and Charley Wall dated September 1, 2006 **
10.5	Employment Agreement, dated March 1, 2006, between Tactical Solution Partners, Inc. and Richard A. Sajac **
10.6	Placement Agency Agreement with Stonegate Securities, Inc. dated February 24, 2006 **

Exhibit Number	Description
10.7	Consulting Agreement with Birch Systems, LLC dated December 8, 2006 **
10.8	Amendment to Consulting Agreement with Birch Systems, LLC dated December 30, 2006 **
10.9	Investment Banking Advisory Agreement with Sierra Equity Group, Ltd. Inc. dated December 18, 2006 **
10.10	Selling Agreement with Sierra Equity Group, Ltd. Inc. dated December 20, 2006 **
10.11	Supplements to Investment Banking Advisory and Selling Agent Agreements with Sierra Equity Group, Ltd. Inc. dated March 27, 2007 **
10.12	Lease Agreement by and between Pelican Mobile Computers, Inc. and Peppermill Properties, LLC dated January 1, 2004 **
10.13	Lease Agreement by and between Tactical Solution Partners, Inc. and Greenbrier Point Partners, L.P. dated February 13, 2006 **
10.14	Loan and Security Agreement by and between Tactical Solution Partners, Inc. and American Bank dated August 1, 2006 **
10.15	Promissory Note Agreements by and between Tactical Solution Partners, Inc. and American Bank dated August 1, 2006 **
10.16	Guaranty Agreement by and among Scott Rutherford and Chandra Brechin and American Bank dated August 1, 2006 **
10.17	Stockholder Promissory Note in favor of Chandra (C.B.) Brechin dated January 11, 2006 **
10.18	Stockholder Promissory Note in favor of Scott Rutherford dated January 11, 2006 **
10.19	Contract by and between Pelican Mobile Computers, Inc. and the State of Maryland dated July 15, 2001 **
10.20	Settlement and Release Agreement Regarding Claims by Joseph Cornwell, Fareri Financial Services, Inc. and Anthony Fareri & Associates, Inc. **
10.21	Lease Agreement by and between Tactical Solution Partners, Inc. and FRP Hillside LLC #3 dated May 16, 2007 **
10.22	Consulting Agreement by and between Tactical Solution Partners, Inc. and Trilogy Capital Partners, Inc. dated May 23, 2007 **
10.23	Teaming Agreement by and between Tactical Solution Partners, Inc. and LINXX Security, Inc. dated January 18, 2007 ++
10.24	Teaming Agreement by and between Tactical Solution Partners, Inc. and Protective Enterprises, LLC dated August 3, 2006 ++
10.25	Teaming Agreement by and between Tactical Solution Partners, Inc. and Science Applications International Corporation dated December 29, 2006 ++
10.26	Teaming Agreement by and between Tactical Solution Partners, Inc. and Science Applications International Corporation dated February 5, 2007 ++
10.27	Teaming Agreement by and between Tactical Solution Partners, Inc. and Marine Solutions, Inc. dated January 17, 2007 ++
10.28	Standard Government Teaming Agreement by and between Tactical Solution Partners, Inc. and Science Applications International Corporation dated August 28, 2007 ++
10.29

Letter from Panasonic Personal Computer Company confirming Pelican Mobile Computers, Inc. as the only Maryland based Company authorized to sell the fully ruggedized line of Panasonic Notebooks to Maryland State and Local government agencies dated February 8, 2006 ***

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +++
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +++
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +++
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +++

———————

**

Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference.

***

Previously filed as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference.

++

Previously filed as an exhibit to the Company’s Amendment No. 2 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on October 18, 2007 and incorporated herein by reference. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

+++

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tactical Solution Partners, Inc.

Date: March 18, 2008	By:	/s/ WILLIAM A. SHAFLEY
William A. Shafley
Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2008	By:	/s/ RYAN E. KIRCH
Ryan E. Kirch
Chief Financial Officer and Secretary (Principal Financial Officer / Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.B. BRECHIN	Director	March 18, 2008
C.B. Brechin

/s/ DOUGLAS DELEAVER	Director	March 18, 2008
Douglas DeLeaver

/s/ JONATHAN FLEMING	Director	March 18, 2008
Jonathan Fleming

/s/ JOHN W. POLING	Director and Chairman of the Audit Committee	March 18, 2008
John W. Poling

/s/ BRUCE ROBINSON, ESQ.	Director	March 18, 2008
Bruce Robinson, Esq.

/s/ SCOTT RUTHERFORD	Director	March 18, 2008
Scott Rutherford

/s/ WILLIAM A. SHAFLEY	Director	March 18, 2008
William A. Shafley

Schedule II

Tactical Solution Partners, Inc.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charged to costs and expenses	Balance due to acquisitions	Charged to other accounts	Deductions – write-offs of accounts	Balance at end of period
December 31, 2007
Allowance for doubtful accounts (deducted from accounts receivable)	$—	$32,284	$—	$—	$—	$32,284
Deferred tax assets valuation allowance	$445,000	$226,000	$—	$—	$—	$671,000
Accumulated depreciation	$28,781	$43,347	$—	$—	$—	$72,128
December 31, 2006
Allowance for doubtful accounts(deducted from accounts receivable)	$—	$—	$—	$—	$—	$—
Deferred tax assets valuation allowance	$—	$445,000	$—	$—	$—	$445,000
Accumulated depreciation	$11,380	$17,401	$—	$—	$—	$28,781