Form 10-Q
period 2008-03-31
Brekford International Corp.
filed 2008-05-15
CIK 1357115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Brekford International Corp.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-52719	20-4086662
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

7020 Dorsey Road, Suite C
Hanover, Maryland 21076

(Address of Principal Executive Office) (Zip Code)

(443) 557-0200

(Registrant’s telephone number, including area code)

Former Name: Tactical Solution Partners, Inc.

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes		No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 63,476,469 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of May 15, 2008.

Brekford International Corp.

(formerly Tactical Solution Partners, Inc.)

Form 10-Q

Index

Page

PART I – FINANCIAL INFORMATION

1

Item 1.      Financial Statements

1

Condensed Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007

1

Condensed Consolidated Statements of Operations for the Three Months Ended March 30, 2008
and 2007 (Unaudited)

2

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended
March 31, 2008 (Unaudited)

3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008
and 2007 (Unaudited)

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

26

Item 4T.   Controls and Procedures

27

PART II – OTHER INFORMATION

28

Item 1.      Legal Proceedings

28

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.      Defaults Upon Senior Securities

28

Item 4.      Submission of Matters to a Vote of Security Holders

28

Item 5.      Other Information

28

Item 6.      Exhibits

29

SIGNATURES

30

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Brekford International Corp. and Subsidiary
(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Balance Sheets at March 31, 2008 (Unaudited)
and December 31, 2007

	March 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,952,206	$2,092,951
Restricted cash	347,346	347,346
Accounts receivable, net of allowance of $31,739 and $32,284 at March 31, 2008 and December 31, 2007, respectively	1,420,776	1,330,339
Prepaid expenses	45,442	315,640
Work in process	472,462	11,153
Total Current Assets	4,238,232	4,097,429
PROPERTY AND EQUIPMENT, Net	588,795	598,383
DEPOSITS	219,848	177,969
TOTAL ASSETS	$5,046,875	$4,873,781
CURRENT LIABILITIES
Accounts payable	$1,121,326	$187,757
Accrued payroll and related expenses	209,461	192,369
Equipment notes payable - current portion	44,054	43,846
Deferred rent – current portion	17,204	33,647
Deferred revenue	35,902	—
Total Current Liabilities	1,427,947	457,619

EQUIPMENT NOTES PAYABLE, NET OF CURRENT	86,828	96,723

DEFERRED RENT, NET OF CURRENT	277,864	268,989
TOTAL LIABILITIES	1,792,639	823,331
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 100,000,000 shares authorized; 63,476,469 and 63,435,674 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	6,348	6,344
Additional paid-in capital	10,983,846	10,785,566
Treasury stock, at cost; 286,992 shares	(42,802)	(42,802)
Accumulated Deficit	(7,693,156)	(6,698,658)
TOTAL STOCKHOLDERS' EQUITY	3,254,236	4,050,450
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,046,875	$4,873,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Statements of Operations for the
Three Months Ended March 30, 2008 and 2007 (Unaudited)

	Three Months Ended March 31,
	2008	2007

NET SALES	$3,127,814	$3,401,377

COST OF SALES	2,671,244	2,712,670

GROSS PROFIT	456,570	688,707

OPERATING EXPENSES
Salaries and related expenses	695,264	1,066,103
Selling, general and administrative expenses	768,623	180,002

TOTAL OPERATING EXPENSES	1,463,887	1,246,105

INCOME (LOSS) FROM OPERATIONS	(1,007,317)	(557,398)

OTHER INCOME (EXPENSE)
Stock and warrant accommodation	—	(1,930,110)
Interest expense	(3,374)	(41,950)
Interest income	16,193	1,904
Other income (expense)	—	—

TOTAL OTHER INCOME (EXPENSE)	12,819	(1,970,156)

NET INCOME (LOSS)	$(994,498)	$(2,527,554)

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	63,733,704	46,122,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Statement of Stockholders’ Equity for the
Three Months Ended March 31, 2008 (Unaudited)

					Additional Paid-In Capital			Accumulated Deficit	Total
	Preferred Stock		Common Stock			Treasury Stock
	Shares	Par Value	Shares	Par Value		Shares	Par Value
BALANCE - December 31, 2007	—	—	63,435,674	$6,344	$10,785,566	(286,992)	$(42,802)	$(6,698,658)	$4,050,450
Recognized portion of Common Stock granted to employees for services	—	—	—	—	60,652	—	—	—	60,652
Recognized portion of stock options issued for services provided by employees	—	—	—	—	34,375	—	—	—	34,375
Recognized portion of warrants issued in lieu of cash for services provided by non-employees	—	—	—	—	106,296	—	—	—	106,296
Common stock issued in connection with cashless exercise of employee stock options	—	—	40,795	4	(4)	—	—	—	—
Value of Common Stock for tax withheld upon exercise of stock options	—	—	—	—	(3,039)	—	—	—	(3,039)
Net Loss for the period	—	—	—	—	—	—	—	(994,498)	(994,498)
BALANCE - March 31, 2008 (Unaudited)	—	$—	63,476,469	$6,348	$10,983,846	(286,992)	$(42,802)	$(7,693,156)	$3,254,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2008 and 2007 (Unaudited)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(994,498)	$(2,527,554)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrual of payroll withholding liability associated with stock option exercise	(3,039)	—
Depreciation and amortization	29,076	4,654
Stock-based compensation	201,323	642,004
Stock and warrant accommodation	—	1,930,110
Accrued liability for deferred rent amortization	(7,568)	—
Changes in operating assets and liabilities:
Restricted cash	—	(374,546)
Accounts receivable	(90,437)	774,081
Prepaid expenses	270,198	—
Work in process	(461,309)	44,102
Accounts payable	933,569	(257,825)
Deposits	(41,879)	—
Accrued interest	—	(9,166)
Accrued payroll and related expenses	17,092	(58,237)
Deferred revenue	35,902	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(111,570)	167,623
CASH USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(19,488)	(30,990)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on officer/stockholder notes	—	(1,481,007)
Proceeds from equipment note payable	—	91,965
Principal payments on equipment note payable	(9,687)	(1,587)
Proceeds from accounts receivable facility	—	700,000
Net proceeds from private placement transaction	—	3,121,218
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,687)	2,430,589
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(140,745)	2,567,222
CASH AND CASH EQUIVALENTS – Beginning of period	2,092,951	196,098
CASH AND CASH EQUIVALENTS – End of period	$1,952,206	$2,763,320
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for interest	$3,374	$38,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

(formerly Tactical Solution Partners, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – THE COMPANY

Brekford International Corp., formerly known as Tactical Solution Partners, Inc. (the “Company”), was originally incorporated under the laws of Delaware on May 27, 1998 as California Cyber Design, Inc. (“CCDI”). CCDI changed its name to American Financial Holdings, Inc. (“AFHI”) on August 11, 2004. The Company’s predecessor, Pelican Mobile Computers, Inc. (“Pelican”), was incorporated in Maryland on November 3, 1997. On January 6, 2006, Pelican completed a share exchange transaction with AFHI, a publicly-traded corporation with no operations, which was accounted for as a reverse merger and recapitalization of Pelican. On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp. In connection with the name change, the Company reorganized its two divisions, PelicanMobile and Tactical Solution Options, and began operating under three business units:

•

Brekford Armor:

o

Fundamental military/soldier/first responder skill set training, tactical equipment and vulnerability/risk assessments to federal, state and local governments, formerly the Company’s Tactical Solution Options division;

o

Personnel ballistics protection systems and tactical equipment;

•

Brekford Technology: Information technology products in support of homeland security and public safety back-office operations;

•

Brekford Upfitting:

o

Ruggedized mobile computing, video and communications products and services for homeland security and public safety environments, formerly the Company’s PelicanMobile Division;

o

Bumper-to-bumper vehicle modification products and services, including specialized lights, sirens, prisoner cages and ballistics protection for homeland security, law enforcement, fire and emergency medical vehicles.

NOTE 2 – BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statement of changes in stockholders’ equity and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for any other interim period of the fiscal year ending December 31, 2008.

This Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended December 31, 2007 filed with the Securities and Exchange Commission on Form 10-K on March 18, 2008.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,810,285 at March 31, 2008. The Company’s primary sources of liquidity through March 31, 2008 have been the cash flows it has generated from its operations and funds received in a private placement transaction conducted in 2007.

The Company incurred an operating loss of $1,007,317 for the three months ended March 31, 2008 and its accumulated deficit amounted to $7,693,156 at March 31, 2008. The operating loss includes $201,323 in stock-based compensation charges for the amortization of awards granted in periods prior to the three months ended March 31, 2008.

The Company has incurred, and expects that it will continue to incur, substantial increases in general and administrative expenses as a result of having become a publicly traded and SEC reporting company in September 2007. The Company also has entered into employment agreements with certain of its executive officers and key employees for aggregate annual compensation amounting to approximately $1,100,000 and entered into a lease for office and manufacturing space expiring in March 2011 as described in Note 8.

Management believes that the current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least March 31, 2009. However, the Company expects to devote substantial capital resources to pursue its overall business plan, including the planned expansion of its business units. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue new business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pelican. All significant inter-company accounts and transactions have been eliminated.

Restricted Cash

Restricted cash consists of amounts reserved for investor and public relations services under the terms of a selling agreement as described in Note 11.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. Cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 at each institution. From time to time, these amounts may exceed the FDIC limits. Uninsured bank cash balances amounted to $1,892,409 at March 31, 2008. The Company has not experienced any losses on these accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. A majority of the Company’s customers are federal, state, municipal and local government agencies, commercial customers with substantial financial resources, or commercial customers that settle open account balances at the time of shipment. When established with commercial customers, credit limits are determined by a review of credit rating reports of customers and reference checks with other current suppliers when determining or modifying credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our allowance for doubtful accounts reflects our risk associated with smaller rather than larger customers and that our reported allowances are adequate. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, we may need to record additional allowances which would result in additional selling expenses being recorded for the period in which such determination was made.

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

Brekford Technology and Brekford Upfitting

The Company’s Brekford Technology and Brekford Upfitting (each formerly its PelicanMobile division) business units earns revenue from information technology products, notebook computers, related customized hardware and public safety equipment in and on first responder vehicles under purchase orders or short-term contracts with federal, state and local law enforcement and other public safety agencies. Under these arrangements, these business units provide its customers with (i) information technology products, (ii) notebook computers, (iii) customized mounting equipment designed for use in first responder vehicles, (iv) customized audio and visual signaling equipment, (v) audio and video evidence collection equipment, and (vi) installation services. Brekford Technology and Upfitting require all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. These business units generally configure such notebook computers, mounting systems and other public safety equipment to conform to customer specifications defined at the time in which the contract or sale is negotiated, which sales are made at fixed prices. Brekford Upfitting, from time to time, may also install computer software on laptops that it resells to its customers on a time and materials basis.

The Company considers delivery to its Brekford Technology and Brekford Upfitting customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its Brekford Technology and Brekford Upfitting customers with a warranty against defects in the installation of its mobile computing solutions for one year from the date of installation. The Company accounts for warranty liabilities in accordance with the provisions of FAS 5 “Accounting for Contingencies (as amended).” Warranty claims were insignificant during the three months ended March 31, 2008 and 2007.

The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the company lower its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the three months ended March 31, 2008 and 2007.

Brekford Armor

The Company’s Brekford Armor business unit (formerly part of its Tactical Solution Options (“TSO”) division) earns revenue from personnel ballistics protection, tactical equipment, training and consulting services in the areas of fundamental military/soldier skill set training, tactical equipment and vulnerability/risk assessments. Revenues from Brekford Armor amounted to $15,239 and $30,908 for the three months ended March 31, 2008 and 2007, respectively.

To date, Brekford Armor has earned revenue from equipment sales, training and consulting services. Under these arrangements, this business unit requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling or fixed fee price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any.

In the case of product sales, the Company considers delivery to its customers to have occurred at the time in which the product has been delivered and the customer has acknowledged its acceptance of the product. The Company recognizes revenue at the time the product has been delivered to and accepted by the customer.

In the case of services sales, the Company considered delivery to its customers to have occurred at the time in which the training or consulting work has been completed and the customer has acknowledged its acceptance of the work. The Company recognizes revenue at the time in which it completes the services required under Brekford Armor customer contracts and the customer has provided written acceptance of the work.

Work in Process

Work in process principally consists of information technology hardware, third-party packaged software, and tactical equipment that the Company modifies to conform to customer specifications and holds temporarily until the completion of a contract. These amounts are stated at cost.

Advertising Costs

Costs related to advertising, promotions of products and services and participation in trade shows and other marketing events are expensed as incurred. Advertising expense amounted to $9,240 and $3,145 for the three months ended March 31, 2008 and 2007, respectively. These expenses are included in selling, general and administrative expenses in the accompanying statements of operations.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of Common Stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase Common Stock, satisfied the criteria for classification as equity instruments at March 31, 2008.

Shipping and Handling Costs

The Company applies the guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs” with respect to amounts charged to its customers related to shipping and handling in sale transactions as revenue. Shipping and handling costs incurred are recorded in cost of sales. Shipping and handling costs that the Company incurred amounted to $12,113 and $4,173 for the three months ended March 31, 2008 and 2007, respectively.

Net Income (Loss) Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share for the three months ended March 31, 2008 and 2007 excludes Common Stock equivalents in the computation because their effect would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three months ended March 31, 2008 and 2007.

The Company’s computation of net loss per share includes 375,000 options exercisable at $0.01 per share at March 31, 2008 and 2007. Additionally, 17,220,000 and 11,700,000 Common Stock purchase warrants issued as of March 31, 2008 and 2007, respectively, were excluded from the determination of diluted net loss per share as their effect is anti-dilutive.

Employee Share-Based Payments

The Company applies SFAS No. 123R “Share-Based Payment,” which addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.

The following table summarizes amounts recognized in salaries and related expenses in the statements of operations for the fair value of share-based payments to employees for all periods presented:

	Three Months Ended March 31,
	2008	2007
Stock options	$34,375	$34,375
Recognized portion of fair value of restricted stock	60,652	108,805
	$95,027	$143,180

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

The following summarizes amounts recognized in salaries and related expenses in the statement of operations for the fair value of share-based payments to non-employees for all periods presented:

	Three Months Ended March 31,
	2008	2007
Warrants	$106,296	$328,824
Restricted stock	—	170,000
	$106,296	$498,824

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5 – ACCOUNTS RECEIVABLE FINANCING FACILITY

On August 1, 2006, the Company entered into a Loan and Security Agreement with a bank to provide the Company with up to $1.5 million in working capital financing in amounts equal to eighty percent (80%) of eligible accounts receivable. Advances under this arrangement bear interest at a rate of 1% above the Prime Lending Rate (6.25% at March 31, 2008) per annum. The facility expires on August 1, 2008.

As of March 31, 2008, no principal was outstanding under the facility. Accordingly, the amount of unused credit under this facility is equal to $1,500,000 at March 31, 2008, subject to the availability of eligible accounts receivable as defined under the credit agreement. Total interest expensed under the facility amounted to $0 and $4,009 for the three months ended March 31, 2008 and 2007, respectively.

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

NOTE 6 – EQUIPMENT NOTES PAYABLE

The Company has entered into several loan and security agreements to finance the cost of certain equipment. Maturities of equipment notes payable are as follows:

For the years ended March 31,	Amount
2009	44,054
2010	44,369
2011	25,853
2012	13,475
2013	3,132

Total	$130,882

NOTE 7 – STOCKHOLDERS’ LOANS

On March 31, 2007, the Company repaid, in full, $1,481,007 in loans plus $12,404 in accrued interest to certain stockholders using proceeds received in the private placement described in Note 11.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rents office space under three separate non-cancelable operating leases, expiring in December 2008, March 2011 and January 2015, respectively. One of these office facilities is being leased to the Company by a related party (Note 10). Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs, are as follows:

Year Ended March 31,	Amount
2009	$227,935
2010	209,743
2011	233,055
2012	197,111
2013	203,025
Thereafter	386,397

Total	$1,457,266

Under the terms of the lease agreement expiring in January 2015, the Company is required to pay to the lessor an aggregate security deposit of $175,000. Upon completion of the twelfth full month of the term of the lease, the lessor is required to refund to the Company $87,500 of the security deposit, subject to timely lease payments by the Company and no other event of default. Upon completion of the twenty-fourth month of the term of the lease, the lessor is required to refund to the Company $72,500 of the security deposit, subject to timely lease payments by the Company and no other event of default. The remaining $15,000 will be refunded to the Company upon the completion of the lease term. On May 7, 2008, the lessor agreed to refund $87,500 of the security deposit effective immediately.

In addition, the lease agreement provides for the Company to reimburse the lessor for the cost of the improvements on a pro rata basis over the term of the lease in the event of the Company's default on or termination of the lease agreement prior to the expiration of term of the lease in 2015.

The Company records total rent expense over the term of the lease on a straight-line basis. Rent expense amounted to $56,819 and $18,896 for the three months ended March 31, 2008 and 2007, respectively.

Birch Systems, LLC vs. Tactical Solution Partners, Inc.

On March 2, 2007, Birch Systems, LLC, filed an action against the Company in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges that the Company breached its obligations under the consulting agreement by failing to timely compensate Birch in the manner set forth in the agreement. Birch is seeking monetary damages in the amount $100,000, plus accrued interest, the transfer to Birch of 1.25 million shares of the Company’s Common Stock, the issuance to Birch of three million warrants to purchase the Company’s Common Stock and reasonable attorney’s fees. Birch is additionally seeking a “constructive trust” in connection with the 1.25 million shares of stock and a permanent injunction against the Company from taking any action to dilute Birch’s ownership interest in the Company’s Common Stock. Management believes Birch’s claims are without merit, intends to vigorously defend against the claim and believes the Company’s cancellation of this agreement was effected in accordance with terms permitting termination for cause. The Company is unable to determine the outcome of this matter, but has recorded Common Stock and warrant compensation expense from the commencement of the agreement to the date of termination in the amounts of $138,542 for the fair value of 208,334 shares of Common Stock that would have been earned under the agreement and $213,544 for the fair value of warrants that would have been earned under the agreement, of which $78,125 for the fair value of 104,167 shares of Common Stock and $126,270 for the fair value of warrants was recorded during the three months ended March 31, 2007. On March 28, 2008, Birch and the Company entered into mediation and are in the process of negotiating a settlement. Management does not believe that the outcome of the settlement will have a material effect on the Company’s financial condition or results of operations.

Tactical Solution Partners, Inc. vs. Harary, et. al.

On December 4, 2007, the Company filed a complaint for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida (the “Court”) requesting that defendants Paul Harary, Douglas Zemsky, Paris McKenzie, Maria Caporicci, Cathy Zemsky a/k/a Cathy Pafumi, Strategic Asset Management, Inc. LLB Ltd, Inc. and Signature Stock Transfer, Inc. (collectively, the “Defendants”) be enjoined from selling, transferring or otherwise encumbering shares of our Common Stock and all of the defendants’ shares be declared void, cancelled and returned to its treasury. The Company also requested that the securities purchase agreement it entered into with the defendants Paul Harary and his spouse Paris McKenzie and related warrant it granted on January 31, 2007 to such defendants be deemed void and cancelled and that these defendants be prohibited from exercising such agreement and warrant. The Company filed this complaint when it became aware of a federal securities investigation and civil proceedings initiated by the SEC relating to its stockholders Paul Harary and Douglas Zemsky, following distribution of SEC Litigation Release No. 20293 on September 24, 2007. The SEC proceedings described in the litigation release are related to activities involving the alleged illegal acquisition of American Financial Holding, Inc. (“AFHI”) Common Stock and manipulation of the share price of AFHI during 2004 and 2005 and prior to the January 2006 Share Exchange between AFHI and Pelican. On January 23, 2008, the Court ordered a preliminary injunction enjoining the Defendants from selling, transferring or otherwise disposing of our shares of Common stock pending trial. As described in Note 15, on March 12, 2008, the parties participated in court-ordered mediation and verbally agreed to the terms of a settlement agreement to be memorialized in a written agreement.

Employment Agreements

On August 27, 2007, the Company entered into a verbal agreement with an employee to serve as its Executive Vice President of Sales. The agreement provides for an annual salary of $210,000 per year plus benefits. The Company and the employee are in the process of negotiating additional terms that when finalized are intended to be memorialized in a written employment agreement during 2008.

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

Contract Sales Support Services

In August 2007, the Company began offering office electronics and other technology products to its state and local law enforcement and commercial customers based on feedback it received from its customers related to the needs of back-office administrative personnel. In connection with offering these products, the Company entered into a verbal agreement with a contract phone-based sales support company located in Canada whose representatives call customers on our behalf. The Company does not have a long-term agreement with this sales support company and is currently in the process of evaluating whether there is sufficient demand for office electronics and other technology products among its customers to continue this arrangement. Total amounts paid under this arrangement during the three months ended March 31, 2008, including the cost of agents soliciting sales on our behalf and reasonable business expenses amounted to $146,295.

On May 2, 2008, the Company terminated its agreement with the above phone-based sales support company located in Canada. There we no cancellation penalties or additional fees associated with the termination of this agreement. The Company is in the process of hiring local phone-based inside sales personnel to support sales of office electronics and other technology products to federal, state and local government agency customers.

NOTE 9 – FAIR VALUE MEASURES

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being recognized on a fair value basis. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delayed the effective date of SFAS No. 157 by one year for non-financial assets and liabilities.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:

Measures based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company did not have outstanding investments or financial instruments requiring remeasurement at March 31, 2008.

NOTE 10 – RELATED PARTY TRANSACTIONS

Lease of PelicanMobile Offices from Peppermill Properties, LLC

As described in Note 8, the Company leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by the former shareholders of Pelican, now officers, directors and principal stockholders of the Company. On January 1, 2004, the Company entered into a 5-year lease with Peppermill. For each of the three months ended March 31, 2008 and 2007, rent expense amounted $6,900. The lease terminates on January 1, 2009. Additional rent expense under this lease will amount to $24,300 during the year ended March 31, 2009.

Loans from Stockholders

As described in Note 7, certain of the Company’s officers, directors and principal stockholders provided the Company with borrowings that were repaid in March 2007.

NOTE 11 - STOCKHOLDERS’ EQUITY

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

The aggregate fair value of the securities purchase agreement and the Common Stock purchase warrants amounts to $1,930,110 ($1,185,000 for the fair value of the 1.5 million shares issuable under the securities purchase agreement and $745,110 for the fair value of the 1.0 million Common Stock purchase warrants), which is included in other expense in the accompanying consolidated statement of operations for the three months ended March 31, 2007.

Placement of Investment Units

During the year ended December 31, 2007, the Company received funding under a private placement (the “2007 Placement”) of Investment Units (the “Units”). Each Unit was sold at a price of $0.50, with each unit consisting of two shares of Common Stock, par value $0.0001, (the “Common Stock”) and a warrant to purchase one share of Common Stock at a price of $0.39 per share (the “Warrants”). The Warrants are exercisable at any time prior to the expiration, five years following their issuance. The Company issued a total of 20,400,000 shares of Common Stock and Warrants to purchase a total of 10,200,000 shares of Common Stock. Total aggregate proceeds from the 2007 Placement amounted to $4,561,218 ($3,121,218 of which was received during the three months ended March 31, 2007, net of legal and printing expenses of approximately $29,000 and aggregate selling agent fees of $510,000). The Company also issued warrants to purchase 1,020,000 shares of Common Stock to the placement agent. The investors and the placement agent were granted “piggyback” registration rights with respect to the shares of Common Stock included in the Units and underlying the Warrants.

NOTE 12 – SHARE-BASED PAYMENTS

To date, the Company has issued restricted stock, warrants and granted non-qualified stock options to certain employees and non-employees at the discretion of the board of directors. The Company does not currently have a stock incentive plan. All employee stock options granted to date have exercise prices that are less than the fair value of underlying stock at the date of grant and have terms of ten years. The vesting period of all options granted to date is 2 years and are dependent upon continued employment with the Company.

The Company did not make any share-based payments during either the three months ended March 31, 2008 or 2007. Accordingly, stock-based compensation expense for the three months ended March 31, 2008 and 2007 represents the amortization of the fair value of awards granted in prior periods.

Common Stock Purchase Warrants

In May 2007, in connection with a consulting agreement, the Company issued 2.0 million fully vested and non-forfeitable 2-year Common Stock purchase warrants exercisable at a price of $1.00 per share. The warrants are fully vested and non-forfeitable on the date of issuance. The Company is amortizing to stock-based compensation expense the fair value of the warrants over the 12-month term of the agreement. Total stock-based compensation expense under this agreement for the three months ended March 31, 2008 amounted to $106,296 for the fair value of the warrants.

A summary of warrants outstanding and exercisable as of March 31, 2008 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at March 31, 2008	17,220,000	$0.434	3.63
Exercisable at March 31, 2008	17,220,000	$0.434	3.63

Stock Options

A summary of option activity for the three months ended March 31, 2008 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2007	625,000	$0.01	8.54
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised	62,500	$0.01	—
Outstanding at March 31, 2008	562,500	$0.01	8.33
Exercisable at March 31, 2008	375,000	$0.01	8.23

At March 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable, based on the March 31, 2007 closing price of the Company Common Stock ($0.26 per share) amounted to $146,250 and $97,500, respectively.

Aggregate stock-based compensation, including $34,375 for the fair value of employee stock options and $60,652 for the fair value of restricted stock to employees, and $106,296 for the fair value of warrants to non-employees, for the three months ended March 31, 2008 amounted to $201,323. Aggregate stock-based compensation, including $34,375 for the fair value of employee stock options and $278,805 for the fair value of restricted stock to employees and non-employees, and $328,824 for the fair value of warrants to non-employees, for all awards made and or recognized during the three months ended March 31, 2007 amounted to $642,004.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the three months ended March 31, 2008, sales to three customers, two of which are agencies of state or municipal governments, amounted to $215,000, $276,377 and $417,058, representing approximately 7%, 9% and 13% of net sales for the period, respectively. Accounts receivable due from one of these customers amounted to $276,377 or approximately 19% of total accounts receivable at March 31, 2008. Accounts receivable from two other customers amounted to $113,045 and $92,218 or approximately 8% and 6%, respectively of total accounts receivable at March 31, 2008.

During the three months ended March 31, 2007, sales to three customers, all of which are agencies of state or municipal governments, amounted to $219,415, $582,414 and $1,106,135, representing approximately 7%, 17% and 33% of net sales for the period, respectively.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, which amounted to $863,268 and $2,343,693, comprised approximately 28% and 69% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Accounts payable due to this distributor amounted to $752,019 or approximately 67% of total accounts payable at March 31, 2008.

In addition, the Company purchases custom-designed laptop mounts for vehicles from a single vendor. Revenues from laptop vehicle mounts, which amounted to $164,261 and $344,193, comprised approximately 5% and 10% of total revenues for the three months ended March 31, 2008 and 2007, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than these two vendors that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of either of these vendors could result in a temporary disruption of the Company’s operations.

NOTE 14– INCOME TAXES

For each quarterly reporting period, the Company evaluates specific tax matters, namely the disposition of certain deferred tax assets and federal and state net operating loss carryforwards available to offset future taxable income, if any, amounting to approximately $972,000 at December 31, 2007 and expiring at various times through 2026.

SFAS 109, “Accounting for Income Taxes,” requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically assesses the likelihood of realization of its deferred tax assets considering all available evidence, both positive and negative, including our most recent performance, the likelihood of a reversal of deferred tax liabilities, the Company’s forecast of taxable income in future periods and the likelihood that the Company’s historical net operating losses may become subject to a substantial limitation under the “Change of Ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions, as such limitations could result in the expiration of these net operating losses prior to their utilization. As a result of these assessments in prior periods, the Company has established full valuation allowance for its deferred tax assets to March 31, 2008 due to the uncertainty of the realization of these assets.

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company financial statements during the three months ended March 31, 2008. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision. During the three months ended March 31, 2008, no interest and penalties were accrued.

The Company and its subsidiary file consolidated tax returns, including federal and the states of Maryland, Delaware and Virginia, its major tax jurisdictions. The tax years that remain subject to examination for the Company’s major tax jurisdictions include 2004 through 2007.

NOTE 15 – SUBSEQUENT EVENTS

Accelerated Vesting of Restricted Stock Awards

On April 2, 2008, the board of directors accelerated the vesting of 750,000 shares of restricted Common Stock granted to two executives in January and February 2006. The executives elected to have the Company withhold 265,057 shares of restricted stock in which vesting was accelerated to pay withholding taxes.

Name Change from Tactical Solution Partners, Inc. to Brekford International Corp.

On April 25, 2008, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to change the name of the Company from Tactical Solution Partners, Inc. to Brekford International Corp. to recognize the founders of the Company, C.B. Brechin and Scott Rutherford, as well as for the future promotion of a readily identifiable brand name for the Company’s products and services in the United States and beyond.

Authorized Capital Increase

On April 25, 2008, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the authorized number of shares of Common Stock from 100,000,000 to 150,000,000.

Adoption of 2008 Stock Incentive Plan

On April 25, 2008, the Company’s stockholders approved the adoption of the 2008 Stock Incentive Plan (the “Incentive Plan”), which is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Incentive Plan with those of the Company and the Company’s stockholders. The Incentive Plan provides that up to 8 million shares of the Company’s Common Stock may be issued under the plan.

Adoption of 2008 Employee Stock Purchase Plan

On April 25, 2008, the Company’s stockholders approved the adoption of the 2008 Employee Stock Purchase Plan (the “Purchase Plan”), which, subject to stockholder approval, is designed to encourage and enable eligible employees to acquire a proprietary interest in the Company’s Common Stock. The Purchase Plan provides that up to 2 million shares of the Company’s Common Stock may be issued under the plan.

Anthony Fareri vs. Tactical Solution Partners, Inc., et. al.

On April 14, 2008, Anthony Fareri (“Fareri” or the “Plaintiff”) filed an action against the Company, its transfer agent, and certain of its shareholders in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida. The complaint alleges that in February 2005, Fareri conditionally surrendered 6,500,000 shares of Common Stock of the Company, subject to reissuance upon the execution of a new shareholder’s agreement. The Plaintiff claims that while a new shareholder’s agreement was never entered into, the surrender of the shares was allegedly conditioned upon the execution of a prospective shareholder’s agreement. The Plaintiff also claims that at the time of the Share Exchange between AFHI and Pelican, he was allegedly to be reissued shares of Common Stock in the new company name, Tactical Solution Partners, Inc., and therefore, he believes that the current Shareholders of the Common Stock issued at the time of the Share Exchange are not the rightful owners. Fareri seeks issuance of 6,500,000 shares of Common Stock to Fareri and compensatory damages. Management believes Fareri’s claims are without merit and intends to vigorously defend against the claim. Although management believes that the Company has strong defenses available to it in the case, there can be no assurance that the outcome will not have a material effect on the Company’s financial condition or results of operations.

Tactical Solution Partners, Inc. vs. Harary, et. al.

On December 4, 2007, the Company filed a complaint for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida (the “Court”) requesting that defendants Paul Harary, Douglas Zemsky, Paris McKenzie, Maria Caporicci, Cathy Zemsky a/k/a Cathy Pafumi, Strategic Asset Management, Inc. (“Strategic”), LLB Ltd, Inc. (“LLB”) and Signature Stock Transfer, Inc. (collectively, the “Defendants”) be enjoined from selling, transferring or otherwise encumbering shares of our Common Stock and all of the defendants’ shares be declared void, cancelled and returned to its treasury. The Company also requested that the securities purchase agreement it entered into with the defendants Paul Harary and his spouse Paris McKenzie (the “Securities Purchase Agreement”) and related warrant it granted on January 31, 2007 (the “Warrant”) to such defendants be deemed void and cancelled and that these defendants be prohibited from exercising such Securities Purchase Agreement and Warrant. The Company filed this complaint when it became aware of a federal securities investigation and civil proceedings initiated by the SEC relating to its stockholders Paul Harary and Douglas Zemsky, following distribution of SEC Litigation Release No. 20293 on September 24, 2007. The SEC proceedings described in the litigation release are related to activities involving the alleged illegal acquisition of American Financial Holding, Inc. (“AFHI”) Common Stock and manipulation of the share price of AFHI during 2004 and 2005 and prior to the January 2006 Share Exchange between AFHI and Pelican. On January 23, 2008, the Court ordered a preliminary injunction enjoining the Defendants from selling, transferring or otherwise disposing of our shares of Common stock pending trial. On March 12, 2008, the parties participated in court-ordered mediation and verbally agreed to the terms of a settlement agreement to be memorialized in a written agreement. The parties executed a settlement agreement during April 2008, in which the parties agreed that, except as otherwise stipulated in the agreement, all shares of the Company’s Common Stock held in the names of the defendants Paul Harary, Paris McKenzie, Strategic, LLB, Douglas Zemsky, and Cathy Zemsky a/k/a/ Cathy Pafumi, which in the aggregate represent approximately 329,225 shares, be surrendered and returned to the Company for cancellation. Additionally, the parties agreed that the Securities Purchase Agreement and Warrant were null and void. The parties further agreed: (i) defendant Maria Caporicci would retain ownership of 500,000 shares of Common Stock purchased in a private transaction, and (ii) defendants Douglas Zemsky and Cathy Zemsky a/k/a Cathy Pafumi would retain ownership of 250,000 shares of Common Stock previously purchased in the public market for the Company’s Common Stock in a broker’s transaction.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford International Corp. (formerly Tactical Solution Partners, Inc.) and its subsidiary (the “Company”) for the three months ended March 31, 2008 and 2007, respectively, and the financial condition of the Company at March 31, 2008. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2007 filed with its Annual Report on Form 10-K on March 18, 2008.

Forward-Looking Statements

Statements included in this Quarterly Report filed on Form 10-Q (“Form 10-Q”) that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) the effects of adverse general economic conditions, both within the United States and globally, and (iv) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts.

Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

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

The current products and services from which we have earned revenue include:

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

In connection with our name change from Tactical Solution Partners, Inc. to Brekford International Corp., we have reorganized our two divisions, PelicanMobile and Tactical Solution Options, into three (3) key business units:

•

Brekford Armor:

o

Fundamental military/soldier/first responder skill set training, tactical equipment and vulnerability/risk assessments to federal, state and local governments, formerly our Tactical Solution Options division;

o

Personnel ballistics protection systems and tactical equipment;

•

Brekford Technology: Information technology products in support of homeland security and public safety back-office operations;

•

Brekford Upfitting:

o

Ruggedized mobile computing, video and communications products and services for homeland security and public safety environments, formerly our PelicanMobile Division;

o

Bumper-to-bumper vehicle modification products and services, including specialized lights, sirens, prisoner cages and ballistics protection for homeland security, law enforcement, fire and emergency medical vehicles.

The primary products and services from which we have earned revenue by business unit and sector, primarily in the Mid-Atlantic region, comprising the states of Maryland, Virginia, Delaware, New Jersey and Pennsylvania, include rugged notebook computers, mounting systems, wireless data services including wireless Internet access and global positioning systems (GPS), mobile audio and video recording systems, and installation services of all the above components in first responder and commercial fleet vehicles. Primarily, we sell our products to state, local, utilities and commercial customers, but have also sold mobile data systems to federal law enforcement agencies as well. Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by extensive fragmentation and intense competition. As such, larger competitors may have greater buying power and therefore may be able to offer better pricing, which is a key factor in determining whether a contract will be awarded by local, state and federal agencies with limited budgets. In addition, although the majority of our sales are to governments and other government contractors with historically stable operating budgets, a significant economic downturn could have a detrimental effect on our rate of growth and, if long-term, an adverse effect on our financial condition and operating results.

In addition, our current primary line of business is generally the sale of IT products as a value-added reseller. While we are able to leverage our capabilities in providing a feature-rich, rugged, and fully-engineered office-in-the-car solutions to derive higher gross margins than if we were to sell IT products in a solely retail environment, we nonetheless are experiencing declines in the gross margins of certain products we sell, namely notebook computers. We expect to continue selling notebook computers at lower gross margins than other products due to the increasing trend toward commoditization of these products in the IT industry.

To address these competitive pressures and industry trends, we intend to grow our revenues by:

•

Offering an expanded platform of products and higher-end technical services to our existing customers through our Brekford Armor and Upfitting business units;

•

Increasing our customer base by expanding our offerings into additional regions;

•

Developing additional, more robust strategic partnerships with well-established prime government contractors under teaming arrangements to increase the likelihood of our participation as a subcontractor for our Brekford Armor business unit;

•

Becoming a U.S General Services Administration (GSA) Schedule contractor for all of our business units;

•

Developing relationships with companies providing third-party, private-label financing solutions to municipalities to accelerate the sales process for our Brekford Upfitting business unit; and,

•

Acquiring complementary businesses that provide new products and services under our portfolio and new customers to which we can sell our products and services across all of our lines of business.

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

In 2007, we received net proceeds of $4,561,218 from the private placement (the “2007 Placement”) of 20,400,000 shares of our Common Stock and five-year warrants to purchase our Common Stock at a price of $0.39 per share. The shares and warrants were sold in units, each of which consisted of two shares of Common Stock and a warrant to purchase one share of Common Stock. The proceeds were net of offering expenses of approximately $29,000 and aggregate selling agent fees of $510,000. We also issued Series A warrants to purchase an aggregate of 1,020,000 shares of Common Stock to the selling agent for the 2007 Placement under the terms of a selling agreement.

We believe our cash flows from operations and the 2007 Placement are sufficient to sustain our operations through the year ended March 31, 2009. However, we anticipate that we will need additional funding to pursue our long-term strategy of (i) developing higher gross margin products and services, (ii) acquiring personnel and complementary businesses and, (iii) the resources necessary for our performance under government contracts we believe may be awarded. To date, we have identified several acquisition candidates, but have not completed formal discussions enabling us to provide an estimate of future funding requirements. While we have various alternative plans to secure such financing, there can be no assurance that any such plans will be successful.

Purchases of property and equipment, and leases and leasehold improvements

As a result of the growth of our PelicanMobile division in the Mid-Atlantic region and our planned business growth, we are leasing a larger facility of which we took occupancy in October 2007. We believe this larger facility will allow us to meet customer demand for certain services for our Brekford Upfitting business unit, including fleet upfitting services, which includes integration of law enforcement equipment into vehicles, such as police lights, beacons, sirens and other equipment, as well as the provision of maintenance contracts for our current customers.

Significant changes in number of employees

The number of employees currently required to operate our business is currently 23 employees. In addition to our employees, we currently utilize one consulting firm providing investment banking services, a consulting firm providing investor and public relations services and a consulting firm providing inside sales services. As a result of the addition of our TSO division, which may require additional personnel if we are successful in pursuing government and commercial service contracts, as well as the planned growth into sales of office electronics and fleet upfitting services, we anticipate having to increase the number of employees over the next 12 months. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2008 and 2007 Compared

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

	Three Months Ended March 31,		Increase / (Decrease)
	2008	2007	$	%
Revenues	$3,127,814	$3,401,377	$(273,563)	(8)%

Cost of Sales	2,671,244	2,712,670	(41,426)	(2)%

Gross Profit	456,570	688,707	(232,137)	(34)%

Gross Profit Percentage of Revenue	15%	20%	—	(5)%

Revenues

Revenues for the three months ended March 31, 2008 amounted to $3,127,814 compared to revenues of $3,401,377 for the three months ended March 31, 2007, a decrease of $273,563 or 8%. The decrease is primarily due to a decrease in the volume of notebook computers, vehicle mounting systems and mobile communication system installations sold to customers of Brekford Upfitting, formerly known as our PelicanMobile division, during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. These revenue decreases were offset by increases in sales of office electronics products, including printers, flat-panel monitors and other back-office information technology equipment.

Revenues from sales of office electronics under Brekford Technology, which we began selling in September of 2007, amounted to $1,002,530. Revenues from notebook computers amounted to $863,268 for the three months ended March 31, 2008 versus $2,343,693 for the three months ended March 31, 2007, a decrease of $1,480,425 or 63% as a result of selling 247 notebook computers versus 665, respectively, a decrease of 418 or 63%. Revenues from vehicle mounting systems and accessories amounted to $164,261 for the three months ended March 31, 2008 versus $344,193 for the three months ended March 31, 2007, a decrease of $179,932 or 52% as a result of selling 221 vehicle mounting systems versus 410, respectively, a decrease of 189 or 46%. In addition, revenues from installation services amounted to $62,618 for the three months ended March 31, 2008 versus $229,750 for the three months ended March 31, 2007, a decrease of $167,132 or 73% as a result of selling 125 installations versus 460, respectively, a decrease of 335 or 73%.

Revenues from Brekford Armor, formerly known as our Tactical Solution Options division, amounted to $15,263 for the three months ended March 31, 2008 versus $30,908 for the three months ended March 31, 2007, a decrease of $15,645 or 51%. Since its commencement, the Brekford Armor business unit has been focused primarily on setting up its business operations and responding to requests for proposals on large, multi-year tactical training, consulting and equipment contracts to federal and military agencies and commercial groups, as well as developing strategic teaming relationships with several prime contractors that have significant past performance of services to various branches of the U.S. military and federal government.

Cost of Sales

Cost of sales for the three months ended March 31, 2008 amounted to $2,671,244 as compared to $2,712,670 for the three months ended March 31, 2007, a decrease of $41,426 or 2%. The decrease is primarily due to an overall decrease in sales of installation services during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Accordingly, our percentage decreases in revenues and cost of sales were not proportionally matched from quarter to quarter, with a 8% decrease in revenue and a 2% decrease in cost of sales from 2008 to 2007, a difference of 6%. Had we not sold installation services in 2008 or 2007, for which costs are fixed, the percent decrease in revenue and cost of sales would have been approximately proportional at 2%.

Gross Profit

Gross profit for the three months ended March 31, 2008 amounted to $456,570 as compared to $688,707 for the three months ended March 31, 2007, an decrease of $232,137 or 34%. Overall gross profit as a percentage of revenue decreased to 15% for the three months ended March 31, 2008 from 20% for the three months ended March 31, 2007. The decrease is primarily due to a decrease in installation services sold during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. In addition, office electronics, which we did not sell during the three months ended March 31, 2007, provide overall gross profit margins of approximately 11%, which is lower than our historical average gross profit margin of approximately 18%.

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

Expenses:

	Three Months Ended March 31,		Increase / (Decrease)
	2008	2007	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$493,941	$424,099	$69,842	16%
Stock-based compensation expense	201,323	642,004	(440,681)	(69)%
Selling, general and administrative expenses	768,623	180,002	588,621	327%
Total operating expenses	1,463,887	1,246,105	217,782	17%

Income (Loss) from operations	(1,007,317)	(557,398)	(449,919)	81%

OTHER INCOME(EXPENSE)
Stock and warrant accommodation	—	(1,930,110)	1,930,110	—
Interest expense	(3,374)	(41,950)	(38,576)	(92)%
Interest income	16,193	1,904	14,289	750%

Net Loss	$(994,498)	$(2,527,554)	$(1,533,056)	61%

Salaries Paid in Cash Plus Related Expenses

Salaries and wages paid in cash for the three months ended March 31, 2008 amounted to $493,941 as compared to $424,099 for the three months ended March 31, 2007, an increase of $69,842 or 16%. The increase is due to hiring of an executive officer and additional finance and accounting employees during the fourth quarter of 2007 who were not employed by us during the three months ended March 31, 2007.

Stock-based Compensation Expense

As summarized in the table below, stock-based compensation expense for the three months ended March 31, 2008 amounted to $201,323 as compared to $642,004 for the three months ended March 31, 2007, a decrease of $440,681 or 69%. Stock-based compensation expense during the three months ended March 31, 2008 and 2007 represents the vested portions of awards granted during the years ended December 31, 2007 and 2006.

	Three Months Ended March 31,		Increase / (Decrease)
	2008	2007	$	%
Stock-based Compensation Expense
Recognized portion of fair value of restricted stock granted to employees	$60,652	$108,805	$(48,153)	(44)%
Fair value of Common Stock issued for services	—	170,000	(170,000)	—
Options granted to employees, vested portion	34,375	34,375	—	—
Fair value of warrants issued for services	106,296	328,824	(222,528)	(68)%

Total stock-based compensation expense	$201,323	$642,004	$(440,681)	(69)%

Restricted Stock Grants

On January 19, 2006 we granted an aggregate of 13.1 million shares of restricted shares to certain of our executives and key employees, including 100,000 fully vested shares to the former President of AFHI as compensation.

Effective August 31, 2006, our board of directors approved the immediate acceleration of the vesting of 4,740,192 of the restricted shares of Common Stock. On October 3, 2007, in connection with the resignation of an officer and director, the board of director approved the immediate acceleration of the vesting of 150,000 restricted shares that had been granted to him. The remaining 3,479,904 unvested restricted shares that had been granted to the officer and director were returned to us for cancellation. We are amortizing the fair value of the remaining 4,779,904 shares over the vesting period of four years. The aggregate fair value of these shares amounts to $955,981. The recognized portion of the fair value of this restricted stock amounted to $60,652 for the three months ended March 31, 2008 as compared to $108,805 for the three months ended March 31, 2007, a decrease of $48,153 or

44%. The decrease is due to the cancellation of the unvested portion of the aforementioned restricted stock award during the year ended December 31, 2007.

Common Stock Issued for Services

In December 2006, we issued an aggregate of 2,000,000 shares of our Common Stock to two consulting firms engaged to provide financial, business development and capital markets services. The aggregate fair value of the shares amounted to $1,092,500. We are amortizing the fair value of the stock over the term of the agreements, each of which is 12 months.

Aggregate compensation expense for Common Stock issued to non-employees amounted to $170,000 for the three months ended March 31, 2007 due to the amortization of awards granted in during the year ended December 31, 2006.

Options Granted to Employees

Total stock-based compensation expense recorded for options granted to employees in prior periods amounted to $34,375 for each of the three months ended March 31, 2008 and 2007.

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

In May of 2007, we agreed to issue warrants to purchase 2.0 million shares of our Common Stock at a price of $1.00 per share to a consulting firm providing marketing and capital market services. We estimated the fair value of the warrants using the Black-Scholes option-pricing model with a closing price of $0.75 on the date of the grant, the exercise price, a 1-year life, a stock price volatility of 96%, an expected dividend yield of zero percent and a risk free rate of return of 4.99%. The fair value of the 2 million warrants amounted to $425,182. We are amortizing the fair value of the warrants over the life of the consulting agreement (12 months).

Total stock-based compensation expense recorded for warrants issued to non-employees amounted to $106,296 for the three months ended March 31, 2008 as compared to $328,824 for the three months ended March 31, 2007, a decrease of $222,528 or 68%. The decrease is the result of the amortization of awards during 2007 that we did not have during the three months ended March 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 amounted to $768,623 as compared to $180,002 for the three months ended March 31, 2007, an increase of $588,621 or 327%. The increase in selling, general and administrative expenses was primarily due to legal, accounting and professional fees associated with becoming a publicly traded company and preparation of SEC filings, including a registration statement, amounting to $207,702 during the three months ended March 31, 2008 as compared to $41,877 during the three months ended March 31, 2007, an increase of $165,825 or 396%. In addition, we had increased business development expenses related to our efforts to grow our revenues from sales of office electronics and armor protection systems, amounting to $328,849 during the three months ended March 31, 2008 that we did not have during the three months ended March 31, 2007. We expect selling, general and administrative expenses to continue at present levels due to legal, accounting and professional fees associated with becoming an SEC reporting company and increased business development related to our efforts to grow our revenues.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2008 amounted to $1,463,887 as compared to $1,246,105 for the three months ended March 31, 2007, an increase of $217,782 or 17%. The increase is primarily due to the aforementioned legal, accounting and professional fees associated with becoming an SEC reporting company and increased business development expenses related to our efforts to grow our revenues.

We expect non-cash stock-based compensation expense in the form of Common Stock, options and warrants to continue to decrease as the recognized portion of stock, stock options and warrants are fully amortized. While we expect cash operating expenses will continue at or slightly below current levels for the foreseeable future, we also expect additional revenues and gross profit from our Brekford Armor, Training and Upfitting business units. We also intend to acquire companies in our industries, which will add immediate revenue and allow us to achieve greater operating efficiencies.

Net Loss

Net loss for the three months ended March 31, 2008 amounted to $994,498 as compared to $2,527,554 for the three months ended March 31, 2007, a decrease of $1,533,056 or 61%. The decrease in net loss is primarily due to the stock purchase agreement and warrant we entered into with an accredited investor, Paul Harary, which was granted to him as partial consideration for his resale to a group of investors of approximately 2.8 million shares of our Common Stock at a per share purchase price of $0.093, amounting to $1,930,110 in other expense during the three months ended March 31, 2007 that we did not have during the three months ended March 31, 2008. Overall, our net loss for the three months ended March 31, 2008 is in part due to the vested portion of share-based payment awards granted to employees and non-employees in prior periods, in addition to legal, accounting, professional fees and business development expenses. We believe these expenses were necessary to build our business, become a public company, complete our SEC filings, and to compensate certain service providers while conserving cash.

Liquidity and Capital Resources

We had working capital of $2,810,285 at March 31, 2008.

We anticipate our cash flows from operations and the net proceeds of the 2007 Placement will be sufficient to sustain our operations through at least March 31, 2009. However, we will require additional equity or debt funding to pursue our acquisition strategy. We may also require additional financing to augment our working capital to fund the growth of our business.

Since inception through March 31, 2008, we have financed our cash flow requirements through our operations, loans from our stockholders and an accounts receivable facility. Net cash used in operating activities for the three months ended March 31, 2008 amounted to $111,570 as compared to net cash provided by operating activities that amounted to $167,623 for the three months ended March 31, 2007. Our negative cash flows from operations during the three months ended March 31, 2008 is the result of work in process items that are awaiting delivery to our customers amounting to $461,309 and security deposits we made in connection with a legal dispute amounting to $20,000 and a request for proposal for a county agency (a “bid bond”) amounting to $21,789. Net cash used in investing activities amounted to $19,488 for the three months ended March 31, 2008 versus $30,990 for the three months ended March 31, 2007. Net cash used in financing activities amounted to $9,687 for the three months ended March 31, 2008 as compared to net cash provided by financing activities amounting to $2,430,589 for the three months ended March 31, 2007 as a result of the 2007 Placement.

The development of our Brekford Armor, Brekford Technology, and Brekford Upfitting business units continue to have a negative impact on our cash flows from operations, despite the fact that Brekford Armor and Brekford Technology business units generated revenues during the three months ended March 31, 2008. Although many of the expenses associated with the development of the Brekford Technology and Brekford Armor business units no longer continue to be incurred, as we have introduced measures to control business development expenses, we have experienced negative cash flows from operations company-wide as we continue to build our business through the three months ended March 31, 2008. We expect this trend to continue until such time as we secure an increase in revenues from Brekford Armor through several multi-year federal contracts currently being pursued, secure sales of higher gross margin armor and tactical equipment from Brekford Armor, and receive contract awards to provide fleet upfitting products and services for Brekford Upfitting. Our prospects in doing so, however, must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering into new industries, starting up new divisions, and becoming a publicly traded company and filing periodic reports with the

SEC. Such risks for us include, but are not limited to, expanding our business units, augmenting our suite of products and services through internal development and acquisitions, managing completion, managing the integration of acquisitions, and managing growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Accounts Receivable Allowance

We currently record an allowance against our gross accounts receivable based upon our best estimate of the amount of probable credit losses. Historically, our customers have primarily consisted of agencies of federal, state and local law enforcement agencies, and we have not experienced any material credit losses to date. Recently, we have begun selling products to commercial customers, which has required us to evaluate and establish credit limits by reviewing credit rating reports of customers. We continually review credit rating reports of customers as well as length of time receivables are past due and collection experience with the customer to determine or modify credit limits. For the three months ended March 31, 2008, we reviewed specific historical collection experience with several accounts to determine an allowance for certain doubtful accounts, amounting to $31,739. We will continue to evaluate the financial conditions and payment history of our customers to determine if we need record additional allowances in the future.

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

As a result of adopting SFAS No. 123R, effective January 1, 2006, and recording non-employee stock-based compensation in accordance with EITF 98-18, we recognized an aggregate of $201,323 in share-based compensation expense for the three months ended March 31, 2008 and $642,004 for the three months ended March 31, 2007. The impact of this share-based compensation expense on our basic and diluted earnings per share was approximately $0.01 per share at March 31, 2008 and 2007.

Warrants and Other Derivative Financial Instruments

We apply the provisions of EITF 00-19 to all issuances of Common Stock purchase warrants and other free standing derivative financial instruments. Under the provisions of EITF 00-19, we classify any contracts that require physical settlement or net-share settlement, or provide us the option net-cash settlement or net-share settlement) as equity. We classify as equity or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside our control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. We evaluate the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All our free standing derivatives, which principally consist of warrants to purchase Common Stock, at March 31, 2008, satisfy the criteria for classification as equity instruments.

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

Item 3.

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

Item 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Chief Financial Officer and Chief Executive Officer, of the effectiveness of the Company's disclosure controls and procedures, as of March 31, 2008. Based on the evaluation as of March 31, 2008, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an "accelerated filer" (as defined in the Exchange Act) and is not required to deliver management's report on control over our financial reporting until our year ended December 31, 2008. Nevertheless, we identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

 We reported in our Annual Report that we had identified material weaknesses in our internal control over financial reporting. These material weaknesses were that we lacked expertise we needed to apply complex accounting principles relating to our equity transactions and lacked the structure we needed to ensure the timely filing of employee income tax withholding and our corporate tax returns. Throughout 2007, we addressed personnel and service provider changes necessary to review and analyze our internal control over financial reporting by engaging the services of an outside financial services firm to conduct review and analysis of our financial reporting, equity transactions and employee income tax withholding and tax returns. We believe these improvements to our disclosure and internal controls have enabled us to (a) record, process and summarize transactions within the timeframes required to timely file our reports under the Commission's rules, (b) better plan transactions that involve the application of complex accounting principles and (c) improve our ability to comply with our employee withholding and tax reporting obligations, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, while we were completing our closing procedures for the year ended December 31, 2007, and prior to filing our Annual Report, we identified several sales transactions that had been erroneously recorded in the fourth quarter of 2007. Recording these sales transactions in the period prior to delivery and acceptance by the customer, in opposition to the revenue recognition criteria outlined in SAB 104, constituted a material weakness in our internal controls. After identifying the error and taking corrective action, we modified our internal business processes to ensure dual verification of shipment and acceptance by our warehouse manager and our controller. In addition, our Chief Financial Officer now performs and will continue to perform additional validation and verification, on a test basis, of transactions recorded at or near the close of each period. While we believe these procedures will allow us to properly record sales transactions and recognize revenue in the correct period, addition time is required to test and further document the effectiveness of these processes.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Tactical Solution Partners, Inc. vs. Harary, et. al.

On December 4, 2007, the Company filed a complaint for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida (the “Court”) requesting that defendants Paul Harary, Douglas Zemsky, Paris McKenzie, Maria Caporicci, Cathy Zemsky a/k/a Cathy Pafumi, Strategic Asset Management, Inc. LLB Ltd, Inc. and Signature Stock Transfer, Inc. (collectively, the “Defendants”) be enjoined from selling, transferring or otherwise encumbering shares of our Common Stock and all of the defendants’ shares be declared void, cancelled and returned to its treasury. The Company also requested that the securities purchase agreement it entered into with the defendants Paul Harary and his spouse Paris McKenzie and related warrant it granted on January 31, 2007 to such defendants be deemed void and cancelled and that these defendants be prohibited from exercising such agreement and warrant. The Company filed this complaint when it became aware of a federal securities investigation and civil proceedings initiated by the SEC relating to its stockholders Paul Harary and Douglas Zemsky, following distribution of SEC Litigation Release No. 20293 on September 24, 2007. The SEC proceedings described in the litigation release are related to activities involving the alleged illegal acquisition of American Financial Holding, Inc. (“AFHI”) Common Stock and manipulation of the share price of AFHI during 2004 and 2005 and prior to the January 2006 Share Exchange between AFHI and Pelican. On January 23, 2008, the Court ordered a preliminary injunction enjoining the Defendants from selling, transferring or otherwise disposing of our shares of Common stock pending trial. On March 12, 2008, the parties participated in court-ordered mediation and verbally agreed to the terms of a settlement agreement to be memorialized in a written agreement.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, we issued 40,795 shares of Common Stock to a former employee pursuant to the exercise of non-qualified options issued to the employee in March 2006. The aggregate exercise price amounted to $625.

The above issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities will be deemed restricted securities for purposes of the Securities Act. A legend was placed on the stock certificates representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
3.1.1	Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on May 27, 1998 **
3.1.2	Certificate of Correction of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on July 17, 1998 **
3.1.3	Certificate of Amendment of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on August 11, 2004 **
3.1.4	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) as filed with the State of Delaware on January 6, 2006 **
3.1.5	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. as filed with the State of Delaware on January 6, 2006 **
3.1.6	First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with the State of Delaware on January 4, 2006 **
3.1.7	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with State of Delaware on April 29, 2008
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brekford International Corp.

Date: May 15, 2008	By:	/s/ William A. Shafley
William A. Shafley
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Ryan E. Kirch
Ryan E. Kirch
Chief Financial Officer and Secretary
(Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1.1	Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on May 27, 1998 **
3.1.2	Certificate of Correction of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on July 17, 1998 **
3.1.3	Certificate of Amendment of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on August 11, 2004 **
3.1.4	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) as filed with the State of Delaware on January 6, 2006 **
3.1.5	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. as filed with the State of Delaware on January 6, 2006 **
3.1.6	First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with the State of Delaware on January 4, 2006 **
3.1.7	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with State of Delaware on April 29, 2008
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.