Form 10-Q
period 2008-06-30
Brekford International Corp.
filed 2008-08-14
CIK 1357115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 63,476,469 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of August 14, 2008.

Brekford International Corp.

Form 10-Q

Index

Page

PART I – FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007

2

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008
and 2007 (Unaudited)

3

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2008
(Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and
2007 (Unaudited)

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

32

Item 4T.

Controls and Procedures

32

PART II – OTHER INFORMATION

34

Item 1.

Legal Proceedings

34

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

34

Item 3.

Defaults Upon Senior Securities

34

Item 4.

Submission of Matters to a Vote of Security Holders

34

Item 5.

Other Information

34

Item 6.

Exhibits

34

SIGNATURES

35

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Brekford International Corp. and Subsidiary

(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Balance Sheets at June 30, 2008

and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,883,953	$2,092,951
Restricted cash	342,000	347,346
Accounts receivable, net of allowances of $120,205 and $32,284	606,666	1,330,339
Prepaid expenses	25,000	315,640
Work in process	379,207	11,153
Total Current Assets	3,236,826	4,097,429
PROPERTY AND EQUIPMENT, Net	571,731	598,383
DEPOSITS	94,174	177,969
TOTAL ASSETS	$3,902,731	$4,873,781
CURRENT LIABILITIES
Accounts payable	$719,934	$187,757
Accrued payroll and related expenses	245,590	192,369
Equipment notes payable - current portion	40,211	43,846
Customer deposits	74,818	—
Deferred rent – current portion	18,539	33,647
Deferred revenue	18,605	—
Total Current Liabilities	1,117,697	457,619

EQUIPMENT NOTES PAYABLE, NET OF CURRENT PORTION	75,605	96,723

DEFERRED RENT, NET OF CURRENT PORTION	268,961	268,989
TOTAL LIABILITIES	1,462,263	823,331
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 63,476,469 and 63,435,674 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	6,348	6,344
Additional paid-in capital	11,015,429	10,785,566
Treasury stock, at cost; 1,674,022 and 286,992 shares at June 30, 2008 and December 31, 2007, respectively	(227,184)	(42,802)
Accumulated Deficit	(8,354,125)	(6,698,658)
TOTAL STOCKHOLDERS' EQUITY	2,440,468	4,050,450
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,902,731	$4,873,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Statements of Operations for the

Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

NET SALES	$3,040,613	$2,375,265	$6,168,427	$5,776,642

COST OF SALES	2,729,221	1,903,295	5,400,465	4,615,965

GROSS PROFIT	311,392	471,970	767,962	1,160,677

OPERATING EXPENSES
Salaries and related expenses	426,537	875,998	1,121,801	1,942,101
Selling, general and administrative expenses	555,078	420,531	1,323,701	600,533

TOTAL OPERATING EXPENSES	981,615	1,296,529	2,445,502	2,542,634

LOSS FROM OPERATIONS	(670,223)	(824,559)	(1,677,540)	(1,381,957)

OTHER INCOME (EXPENSE)
Stock and warrant accommodation	—	—	—	(1,930,110)
Interest expense	(3,139)	(3,984)	(6,513)	(45,934)
Interest income	12,393	31,515	28,586	33,419

TOTAL OTHER INCOME (EXPENSE)	9,254	27,531	22,073	(1,942,625)

NET LOSS	$(660,969)	$(797,028)	$(1,655,467)	$(3,324,582)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	63,851,469	64,472,659	63,792,707	55,297,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Statement of Stockholders’ Equity for the
Six Months Ended June 30, 2008 (Unaudited)

					Additional Paid-In Capital			Accumulated Deficit	Total
	Preferred Stock		Common Stock			Treasury Stock
	Shares	Par Value	Shares	Par Value		Shares	Cost
BALANCE - December 31, 2007	—	—	63,435,674	$6,344	$10,785,566	(286,992)	$(42,802)	$(6,698,658)	$4,050,450
Common stock issued for services provided by non-employees	—	—	—	—	750	—	—	—	750
Common stock granted for services provided by employees, 750,000 shares fully vested	—	—	—	—	65,625	—	—	—	65,625
Common stock withheld upon vesting of restricted stock grant for tax withholding	—	—	—	—	—	(262,030)	(64,590)	—	(64,590)
Issuance of warrants in connection with legal settlement less amounts recognized in prior periods	—	—	—	—	(178,808)	—	—	—	(178,808)
Common stock surrendered in connection with legal settlement	—	—	—	—	—	(1,125,000)	(119,792)	—	(119,792)
Recognized portion of Common Stock granted to employees for services	—	—	—	—	111,929	—	—	—	111,929
Recognized portion of stock options issued for services provided by employees	—	—	—	—	56,250	—	—	—	56,250
Recognized portion of warrants issued in lieu of cash for services provided by non-employees	—	—	—	—	177,160	—	—	—	177,160
Common stock issued in connection with cashless exercise of employee stock options	—	—	40,795	4	(4)	—	—	—	—
Value of Common Stock for tax withheld upon exercise of stock options	—	—	—	—	(3,039)	—	—	—	(3,039)
Net Loss for the period	—	—	—	—	—	—	—	(1,655,467)	(1,655,467)
BALANCE - June 30, 2008 (Unaudited)	—	$—	63,476,469	$6,348	$11,015,429	(1,674,022)	$(227,184)	$(8,354,125)	$2,440,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2008 and 2007 (Unaudited)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,655,467)	$(3,324,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,456	9,588
Stock-based compensation	411,714	1,115,042
Bad debt expense	87,921	—
Stock and warrant accommodation	—	1,930,110
Stock-based settlement of legal contingency	(298,600)	—
Accrued liability for deferred rent amortization	(15,136)	22,136
Changes in operating assets and liabilities:
Restricted cash	5,346	(347,346)
Accounts receivable	635,752	973,756
Prepaid expenses	290,640	(163,961)
Work in process	(368,054)	(260,979)
Accounts payable	532,177	267,870
Deposits	83,795	(75,000)
Accrued interest	—	(12,404)
Accrued payroll and related expenses	(14,408)	(84,409)
Deferred revenue	18,605	57,168
Customer deposits	74,818	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(152,441)	106,989
CASH USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(31,803)	(38,479)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on officer/stockholder notes	—	(1,481,007)
Proceeds from equipment note payable	—	91,965
Principal payments on equipment note payable	(24,754)	(1,595)
Proceeds from accounts receivable facility	—	—
Net proceeds from private placement transaction	—	4,561,218
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,754)	3,170,581
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(208,998)	3,239,091
CASH AND CASH EQUIVALENTS – Beginning of period	2,092,951	196,098
CASH AND CASH EQUIVALENTS – End of period	$1,883,953	$3,435,189
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for interest	$6,512	$58,338
Common stock issued in connection with legal settlement	$—	$462,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

(formerly Tactical Solution Partners, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – THE COMPANY

Brekford International Corp., formerly known as Tactical Solution Partners, Inc., (the “Company”), was originally incorporated under the laws of Delaware on May 27, 1998 as California Cyber Design, Inc. (“CCDI”). CCDI changed its name to American Financial Holdings, Inc. (“AFHI”) on August 11, 2004. The Company’s predecessor, Pelican Mobile Computers, Inc., (“Pelican”) was incorporated in Maryland on November 3, 1997. On January 6, 2006, Pelican completed a share exchange transaction with AFHI, a publicly-traded corporation with no operations, which was accounted for as a reverse merger and recapitalization of Pelican. As a result of the share exchange, Pelican became a wholly-owned subsidiary of the Company. On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp. In connection with the name change, the Company reorganized its two divisions, PelicanMobile and Tactical Solution Options, and began offering an end-to-end suite of products and services under four marketing groups:

•

Brekford Armor: Personnel ballistics protection systems and tactical equipment designed for maritime environments;

•

Brekford Training: Fundamental military/soldier/first responder skill set training, tactical equipment and vulnerability/risk assessments to federal, state and local governments, formerly the Company’s Tactical Solution Options division;

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

NOTE 2 – BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for any other interim period of the fiscal year ending December 31, 2008.

This Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 18, 2008.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,119,129 at June 30, 2008. The Company’s primary sources of liquidity through June 30, 2008 have been the cash flows it has generated from its operations and funds received in a private placement transaction conducted during the year ended December 31, 2007.

The Company incurred an operating loss of $1,677,540 for the six months ended June 30, 2008 and its accumulated deficit amounted to $8,354,125 at June 30, 2008. The operating loss includes $411,714 in stock-based compensation charges for the amortization or accelerated vesting of awards granted in periods prior to the six months ended June 30, 2008.

The Company has incurred, and expects that it will continue to incur, substantial increases in general and administrative expenses as a result of having become a publicly traded and SEC reporting company in September 2007. The Company also has entered into employment agreements with certain of its executive officers and key employees for aggregate annual compensation amounting to approximately $1,100,000 and entered into a lease for office and manufacturing space expiring in March 2011 as described in Note 7.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least June 30, 2009. However, the Company expects to devote substantial capital resources to pursue its overall business plan, including the planned expansion of its marketing group. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue new business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. If the Company is unsuccessful it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pelican. All significant inter-company accounts and transactions have been eliminated.

Restricted Cash

Restricted cash consists of amounts reserved for investor and public relations services under the terms of a selling agreement as described in Note 10.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. Cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 at each institution. From time to time, these amounts may exceed the FDIC limits. Uninsured bank cash and restricted cash balances amounted to $2,078,437 at June 30, 2008. The Company has not experienced any losses on these accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. A majority of the Company’s customers are federal, state, municipal and local government agencies, commercial customers with substantial financial resources, or commercial customers that settle open account balances at the time of shipment. When established with commercial customers, credit limits are determined by a review of credit rating reports of customers and reference checks with other current suppliers when determining or modifying credit limits. The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and the historical collection experience with customers. The Company believes that its allowance for doubtful accounts reflects the risk associated with smaller rather than larger customers and that its reported allowances are adequate. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, the Company may need to record additional allowances which would result in additional selling expenses being recorded for the period in which such determination was made.

Revenue Recognition

The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin (SAB) 104 with respect to all of its revenue. The Company adheres strictly to the criteria outlined in SAB 104, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Brekford Armor

The Company’s Brekford Armor marketing group (formerly part of its Tactical Solution Options (“TSO”) division) earns revenue from personnel ballistics protection and tactical equipment sales. Revenues from Brekford Armor amounted to $27,787 and $8,126 for the six months ended June 30, 2008 and 2007, respectively.

To date, Brekford Armor has earned revenue from ballistics protection and tactical equipment sales. Under these arrangements, this marketing group requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any.

The Company considers delivery to its Brekford Armor customers to have occurred at the time in which the product has been delivered and the customer has acknowledged its acceptance of the product. The Company recognizes revenue at the time the product has been delivered to and accepted by the customer.

Brekford Technology

The Company’s Brekford Technology marketing group (formerly part of its PelicanMobile division and operating under the trade name TecHouse) earns revenue from information technology products federal, state and local agencies and commercial customers. Under these arrangements, this marketing group provides its customers with (i) information technology products and office electronics products. Brekford Technology requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (either via credit card payment or 30 days) and refund policy, if any.

Revenues from Brekford Technology amounted to $1,783,240 and $0 for the six months ended June 30, 2008 and 2007, respectively.

The Company considers delivery to its Brekford Technology customers to have occurred at the time in which products are shipped and/or installation work is completed and the customer acknowledges its acceptance of the work.

Under the sales arrangements with Brekford Technology customers, the Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the company lower its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells.

Brekford Training

The Company’s Brekford Training marketing group (formerly part of its Tactical Solution Options (“TSO”) division) earns revenue from training and consulting services in the areas of fundamental military/soldier skill set training, tactical equipment and vulnerability/risk assessments. Revenues from Brekford Training amounted to $89,663 and $74,029 for the six months ended June 30, 2008 and 2007, respectively.

To date, Brekford Training has earned revenue from training and consulting services. Under these arrangements, this marketing group requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the hourly rate or fixed fee price to the customer, payment terms (generally 30 days) and refund policy, if any.

The Company considers delivery to its Brekford Training customers to have occurred at the time in which the training or consulting work has been completed and the customer has acknowledged its acceptance of the work. The Company recognizes revenue at the time in which it completes the services required under Brekford Training customer contracts and the customer has provided written acceptance of the work.

Brekford Upfitting

The Company’s Brekford Upfitting marketing group (formerly part of its PelicanMobile division and operating under the trade name TecHouse) earns revenue from notebook computers, related customized hardware and public safety equipment in and on first responder vehicles under purchase orders or short-term contracts with federal, state and local law enforcement and other public safety agencies. Under these arrangements, these marketing group provide its customers with (i) audiovisual signaling equipment and other public safety vehicle products, (ii) notebook computers, (iii) customized mounting equipment designed for use in first responder vehicles, (iv) customized audio and visual signaling equipment, (v) audio and video evidence collection equipment, and (vi) installation services. Brekford Upfitting requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. These marketing groups generally configure such notebook computers, mounting systems and other public safety equipment to conform to customer specifications defined at the time in which the contract or sale is negotiated, which sales are made at fixed prices. Brekford Upfitting, from time to time, may also install computer software on laptops that it resells to its customers on a time and materials basis. Revenues from Brekford Upfitting amounted to $4,267,737 and $5,694,487 for the six months ended June 30, 2008 and 2007, respectively.

The Company considers delivery to its Brekford Upfitting customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its Brekford Upfitting customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. The Company accounts for warranty liabilities in accordance with the provisions of FAS 5 “Accounting for Contingencies (as amended).” Warranty claims were insignificant during the six months ended June 30, 2008 and 2007.

The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the company lower its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the six months ended June 30, 2008 and 2007.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of Common Stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase Common Stock, satisfied the criteria for classification as equity instruments at June 30, 2008.

Net Income (Loss) Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share for the three and six months ended June 30, 2008 and 2007 excludes Common Stock equivalents in the computation because their effect would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for the three and six months ended June 30, 2008 and 2007.

The Company’s computation of net loss per share includes 437,500 and 500,000 options exercisable at $0.01 per share at June 30, 2008 and 2007, respectively. Additionally, 16,595,000 and 17,220,000 Common Stock purchase warrants issued as of June 30, 2008 and 2007, respectively, were excluded from the determination of diluted net loss per share as their effect is anti-dilutive.

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

The following table summarizes amounts recognized in salaries and related expenses in the statements of operations for the fair value of share-based payments to employees for all periods presented:

	Six Months Ended June 30,
	2008	2007
Stock options	$56,250	$68,750
Restricted stock, vested	65,625	—
Recognized portion of fair value of restricted stock	112,679	217,610
	$234,554	$286,360

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

The following summarizes amounts recognized in salaries and related expenses in the statement of operations for the fair value of share-based payments to non-employees for all periods presented:

	Six Months Ended June 30,
	2008	2007
Warrants	$177,160	$566,807
Warrants issued in settlement of legal contingency	34,736	—
Fair value of warrants forfeited in settlement of legal contingency	(213,544)	—
Restricted stock	—	261,875
Common stock forfeited in settlement of legal dispute	(119,792)	—
	$(121,440)	$828,682

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

Reclassifications

Certain accounts in the Company’s prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation of the current year’s financial statements. These reclassifications have no effect on previously reported operating results and financial condition of the Company.

NOTE 5 – ACCOUNTS RECEIVABLE FINANCING FACILITY

In August 2007, the Company entered into a Loan and Security Agreement with a bank to provide the Company with up to $1.5 million in working capital financing in amounts equal to eighty percent (80%) of eligible accounts receivable expiring on September 7, 2008. Advances under this arrangement bear interest at a rate of 1% above the Prime Lending Rate (6.00% at June 30, 2008) per annum. On September 7, 2007, the Company entered into a Standby Letter of Credit Agreement with the bank to place a $750,000 restriction on the facility to secure its purchases with a key vendor up to $2,000,000. The vendor that is secured under this agreement may, at its discretion, draw up to $750,000 under this facility. Should the Company not pay its invoices within net 30 days terms, advances under this facility would bear interest at a rate of 5% above the Prime Lending Rate per annum. To date, no amounts have been drawn under this Standby Letter of Credit Agreement. The Standby Letter of Credit matures on September 7, 2008 at which time all outstanding principal and interest become due and payable.

As of June 30, 2008, no principal was outstanding under the facility. Total interest expensed under the facility amounted to $0 and $5,769 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 6 – EQUIPMENT NOTES PAYABLE

The Company has entered into several loan and security agreements to finance the cost of certain equipment. Maturities of equipment notes payable are as follows:

For the years ended June 30,	Amount
2009	41,463
2010	44,811
2011	15,221
2012	13,844
2013	477

Total	$115,816

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rents office space under three separate non-cancelable operating leases, expiring in December 2008, March 2011 and January 2015, respectively. One of these office facilities is being leased to the Company by a related party (Note 9). Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs, are as follows:

Year Ended June 30,	Amount
2009	$221,556
2010	211,906
2011	224,050
2012	198,572
2013	204,528
Thereafter	334,764

Total	$1,395,376

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

The Company records total rent expense over the term of the lease on a straight-line basis. Rent expense amounted to $116,672 and $54,108 for the six months ended June 30, 2008 and 2007, respectively.

Birch Systems, LLC vs. Tactical Solution Partners, Inc.

On March 2, 2007, Birch Systems, LLC (“Birch”), filed an action against the Company in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “Complaint”). The Complaint alleged that the Company breached its obligations under the consulting agreement by failing to timely compensate Birch in the manner set forth in the agreement. Birch sought monetary damages in the amount $100,000, plus accrued interest, the release to Birch of 1.25 million shares of the Company’s Common Stock, the issuance to Birch of three million warrants to purchase the Company’s Common Stock and reasonable attorney’s fees. Birch additionally sought a “constructive trust” in connection with the 1.25 million shares of stock and a permanent injunction against the Company from taking any action to dilute Birch’s ownership interest in the Company’s Common Stock.

On May 14, 2008, the Company entered into a General Release and Settlement Agreement (the “Settlement”) with Birch to settle all claims arising out of the Complaint. Under the terms of the Settlement, the Company agreed to pay an aggregate of $40,000 in cash, of which $20,000 was paid on May 29, 2008 and $20,000 was payable in four monthly installments on the last day of the month for four months. At June 30, 2008, $15,000 remains accrued but unpaid.

In addition, Birch agreed to return to the Company 1,125,000 shares of Common Stock out of the 1,250,000 shares of Common Stock previously issued to Birch as forfeitable and non-vested compensation in December 2006. At May 14, 2008, the fair value of the 125,000 shares retained by Birch in the Settlement amounted to $18,750. The Company had previously recorded $138,542 in stock-based compensation during 2006 and 2007 for the fair value of Common Stock that would have been earned under the agreement, resulting in a credit to stock-based compensation in the amount of $119,792 during the six months ended June 30, 2008.

In addition, the Company agreed to issue (i) 175,000 Common Stock purchase warrants exercisable at $0.25 per share, (ii) 100,000 Common Stock purchase warrants exercisable at $0.3125 per share, and (iii) 100,000 Common Stock purchase warrants exercisable at $0.375 per share, for an aggregate of 375,000 Common Stock purchase warrants with a weighted average exercise price of $0.30 per share. The Settlement provides that the warrants will expire five years from the date of issuance. The warrants were fully vested and non forfeitable at their date of issuance. The fair value of these warrants, which amounted to $34,736, is being accounted for in accordance with the measurement date provisions of EITF 96-18. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.15; risk–free interest rate of 3.22%; expected dividend yield zero percent; expected warrant life of 5 years; and current volatility of 103%. The Company had previously recorded $213,544 in stock-based compensation during 2006 and 2007 for the fair value of warrants would have been earned under the agreement, resulting in a net credit to stock-based compensation in the amount of $178,808 during the six months ended June 30, 2008.

Tactical Solution Partners, Inc. vs. Harary, et. al.

On December 4, 2007, the Company filed a complaint for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida (the “Court”) requesting that defendants Paul Harary, Douglas Zemsky, Paris McKenzie, Maria Caporicci, Cathy Zemsky a/k/a Cathy Pafumi, Strategic Asset Management, Inc. LLB Ltd, Inc. and Signature Stock Transfer, Inc. (collectively, the “Defendants”) be enjoined from selling, transferring or otherwise encumbering shares of our Common Stock and all of the Defendants’ shares be declared void, cancelled and returned to its treasury. The Company also requested that the securities purchase agreement it entered into with the Defendants Paul Harary and his spouse Paris McKenzie and the related warrant it granted on January 31, 2007 to such Defendants be deemed void and cancelled and that these Defendants be prohibited from exercising such agreement and warrant. The Company filed this complaint when it became aware of a federal securities investigation and civil proceedings initiated by the SEC relating to its stockholders Paul Harary and Douglas Zemsky, following distribution of SEC Litigation Release No. 20293 on September 24, 2007. The SEC proceedings described in the litigation release are related to activities involving the alleged illegal acquisition of American Financial Holdings, Inc. (“AFHI”) Common Stock and manipulation of the share price of AFHI during 2004 and 2005 and prior to the January 2006 share exchange between AFHI and Pelican. On January 23, 2008, the Court ordered a preliminary injunction enjoining the Defendants from selling, transferring or otherwise disposing of our shares of Common stock pending trial. On March 12, 2008, the parties participated in court-ordered mediation and verbally agreed to the terms of a settlement agreement to be memorialized in a written agreement. On April 1, 2008, the parties signed the settlement agreement. The settlement was approved by the Court and the action dismissed on April 7, 2008. As a result of the settlement, the warrant agreement and securities purchase agreement it entered into with the Defendants were each declared null and void. In addition, the Company is awaiting the return with the intent to cancel 221,670 of such shares held by the Defendants.

Anthony Fareri vs. Tactical Solution Partners, Inc., et. al.

On or about April 14, 2008, Anthony Fareri (“Fareri”) filed suit against Tactical Solution Partners, Inc., n/k/a Brekford International Corp. (the “Company”), Signature Stock Transfer, Inc., Charley Wall, Ryan E. Kirch, Maris Licis, Michael B. Wall, David A. Tezza, Walter Kirk Herrick, Douglas McQuarrie, Edward Wolff, Chandra Brechin, Anne Rutherford, and Scott Rutherford, in the Circuit Court of the 17th Judicial Circuit In And For Broward County, Florida, Case No. 08-16293(02). The Complaint alleges in February 2005, Fareri surrendered approximately nineteen million five hundred thousand shares (the “Shares”) of stock in American Financial Holdings, Inc. (“AFHI”) evidenced by Certificate Nos. 1231 and 1294. The Complaint further alleges that the surrender of the Shares was subject to and conditioned upon the execution of a new shareholders’ agreement with Fareri and that such new shareholders’ agreement was never accomplished. As a result thereof, the Complaint purports to state causes of action against the Company for: (1) breach of fiduciary duty; (2) an equitable accounting; (3) a declaratory action; (4) constructive trust; and (5) unjust enrichment. On May 19, 2008, the Company removed the action to the United States District Court for the Southern District of Florida, Case No. 08-60753-CIV-Cohn/Seltzer. The Company vigorously denies the allegations contained in the Complaint. The action is currently in the discovery phase. The trial has been scheduled for the two week trial docket commencing February 2, 2009. Although management believes that the Company has strong defenses available to it in the case, there can be no assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

Employment Agreements

The Company does not currently have written employment agreements with any of its key executives.

Contract Sales Support Services

In August 2007, the Company began offering office electronics and other technology products to its state and local law enforcement and commercial customers based on feedback it received from its customers related to the needs of back-office administrative personnel. In connection with offering these products, the Company entered into a verbal agreement with a contract phone-based sales support company located in Canada whose representatives call customers on our behalf. The Company does not have a long-term agreement with this sales support company and is currently in the process of evaluating whether there is sufficient demand for office electronics and other technology products among its customers to continue this arrangement. Total amounts paid under this arrangement during the six months ended June 30, 2008, including the cost of agents soliciting sales on our behalf and reasonable business expenses amounted to $286,644.

On May 2, 2008, the Company terminated its agreement with the above phone-based sales support company located in Canada. There were no cancellation penalties or additional fees associated with the termination of this agreement. The Company is in the process of hiring local phone-based inside sales personnel to support sales of office electronics and other technology products to federal, state and local government agency customers.

NOTE 8 – FAIR VALUE MEASURES

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company did not have outstanding investments or financial instruments requiring remeasurement at June 30, 2008.

NOTE 9 – RELATED PARTY TRANSACTIONS

Lease of Offices from Peppermill Properties, LLC

As described in Note 7, the Company leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by the former shareholders of Pelican, who are also officers, directors and principal stockholders of the

Company. On January 1, 2004, the Company entered into a 5-year lease with Peppermill. For each of the six months ended June 30, 2008 and 2007, rent expense amounted $13,800. The lease terminates on January 1, 2009. Additional rent expense under this lease will amount to $13,800 during the year ended June 30, 2009.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

Securities Purchase Agreement and Warrants

On January 31, 2007, the Company entered into a securities purchase agreement with a non-employee as an inducement to sell certain securities held by the stockholder to a group of investors introduced to the Company and the stockholder by the Company's financial advisor. The agreement provided the stockholder with the right within 24 months to purchase 1,500,000 shares of the Company’s Common Stock at an aggregate price of $100,000. The stockholder had 24 months to deliver the purchase price, at which time the agreement would terminate. The fair value of the securities purchase agreement amounted to $1,185,000 and was estimated using the Black-Scholes option-pricing model with a closing price of $0.85 on the date of the grant, the respective exercise price, a 2- year life, a stock price volatility of 96% and a risk-free rate of return of 4.6%. The stockholder was granted “piggyback” registration rights with respect to these shares.

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

The aggregate fair value of the securities purchase agreement and the Common Stock purchase warrants amounts to $1,930,110 ($1,185,000 for the fair value of the 1.5 million shares issuable under the securities purchase agreement and $745,110 for the fair value of the 1.0 million Common Stock purchase warrants), which is included in other expense in the accompanying consolidated statement of operations for the six months ended June 30, 2007.

As more fully described in Note 7, on December 4, 2007, the Company filed a complaint against the stockholder for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida when it became aware of a federal securities investigation and civil proceedings initiated by the SEC relating to the stockholder and the alleged illegal acquisition of American Financial Holdings, Inc. (“AFHI”) Common Stock and manipulation of the share price of AFHI. On April 1, 2008, the stockholder and the Company entered into a settlement agreement, which terms provided that the securities purchase agreement and warrant each be cancelled and declared null and void.

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

NOTE 11 – SHARE-BASED PAYMENTS

To date, the Company has issued restricted stock, warrants and granted non-qualified stock options to certain employees and non-employees at the discretion of the board of directors. The Company’s stockholders approved the 2008 Stock Incentive Plan on April 25, 2008 and, therefore, all employee stock options granted to date have exercise prices that are less than the fair value of underlying stock at the date of grant and have terms of ten years. The vesting period of all options granted to date is 2 years and are dependent upon continued employment with the Company.

Aggregate stock-based compensation, including $112,679 for the recognized but unvested portion of the fair value of restricted stock granted to employees, $65,625 for the fair value of vested restricted stock granted to employees, $56,250 for the fair value of employee stock options, $117,160 for the fair value of warrants to non-employees, a $178,808 net credit for the fair value of warrants forfeited in settlement of a legal contingency, and a $119,792 credit for the fair value of Common Stock returned in settlement of a legal contingency, for the six months ended June 30,2008 amounted to $113,114. Aggregate stock-basked compensation, including $217,610 for the recognized but unvested portion of the fair value of restricted stock granted to employees, $261,875 for the fair value of restricted stock granted to non-employees, $68,750 for the fair value of employee stock options, $566,807 for the fair value of warrants to non-employees, for the six months ended June 30, 2007 amounted to $1,115,042.

Accelerated Vesting of Restricted Stock Awards

On April 2, 2008, the board of directors authorized the Company to accelerate vesting of an aggregate of 750,000 shares of restricted stock granted to one of its key executives and one key employee in consideration of services rendered. The fair value of the shares amounted to $150,000, or $0.20 per share based upon the fair value of its Common Stock at January 19, 2006. The Company withheld 262,030 shares with an aggregate fair value of $64,590 to pay withholding taxes. The Company had recorded $84,375 in prior periods for these 750,000 and therefore recorded an additional $65,635 in stock-based compensation charges during the six months ended June 30, 2008 based on the grant date fair value of the shares in accordance with SFAS 123R.

Common Stock Purchase Warrants

In May 2007, in connection with a consulting agreement, the Company issued 2.0 million fully vested and non-forfeitable 2-year Common Stock purchase warrants exercisable at a price of $1.00 per share. The warrants were fully vested and non-forfeitable on the date of issuance. The Company amortized to stock-based compensation expense the fair value of the warrants over the 12-month term of the agreement. Total stock-based compensation expense under this agreement for the six months ended June 30, 2008 and 2007 amounted to $177,160 and $35,432 for the fair value of the warrants.

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the six months ended June 30, 2008, sales to three customers, two of which are agencies of state or municipal governments, amounted to $400,974, $533,113 and $1,140,413, representing approximately 7%, 9% and 18% of net sales for the period, respectively. Accounts receivable from three other customers amounted to $34,665,

$36,153 and $111,844 or approximately 6%, 6% and 18%, respectively, of total accounts receivable at June 30, 2008.

During the six months ended June 30, 2007, sales to three customers, all of which are agencies of state or municipal governments, amounted to $589,596, $732,048 and $1,115,290, representing approximately 10%, 13%, and 19% of net sales for the period, respectively. Accounts receivable due from one of these customers amounted to $146,249 or approximately 14% of total accounts receivable at June 30, 2007. Accounts receivable from two other customers amounted to $108,740 and $525,526 or approximately 10% and 50%, respectively of total accounts receivable at June 30, 2007.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, which amounted to $2,033,369 and $3,638,984, comprised approximately 33% and 63% of total revenues for the six months ended June 30, 2008 and 2007, respectively.

In addition, the Company purchases custom-designed laptop mounts for vehicles from a single vendor. Revenues from laptop vehicle mounts, which amounted to $342,206 and $685,001, comprised approximately 6% and 12% of total revenues for the six months ended June 30, 2008 and 2007, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than these two vendors that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of either of these vendors could result in a temporary disruption of the Company’s operations.

NOTE 13 – INCOME TAXES

For each quarterly reporting period, the Company evaluates specific tax matters, namely the disposition of certain deferred tax assets and federal and state net operating loss carryforwards available to offset future taxable income, if any, amounting to approximately $972,000 at December 31, 2007 and expiring at various times through 2026.

SFAS 109, “Accounting for Income Taxes,” requires deferred tax assets to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically assesses the likelihood of realization of its deferred tax assets considering all available evidence, both positive and negative, including our most recent performance, the likelihood of a reversal of deferred tax liabilities, the Company’s forecast of taxable income in future periods and the likelihood that the Company’s historical net operating losses may become subject to a substantial limitation under the “Change of Ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions, as such limitations could result in the expiration of these net operating losses prior to their utilization. As a result of these assessments in prior periods, the Company has established full valuation allowance for its deferred tax assets to June 30, 2008 due to the uncertainty of the realization of these assets.

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company financial statements during the six months ended June 30, 2008. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision. During the six months ended June 30, 2008, no interest and penalties were accrued.

The Company and its subsidiary file consolidated tax returns, including federal and the states of Maryland, Delaware, Pennsylvania, New Jersey and Virginia, its major tax jurisdictions. The tax years that remain subject to examination for the Company’s major tax jurisdictions include 2004 through 2007.

NOTE 14 – SUBSEQUENT EVENTS

Reassignment of Executive Management

In connection with the appointments, the board proposed to reassign the Company’s Chief Executive Officer, William A. Shafley, to a sales management position with the Company’s Brekford Armor and Brekford Training marketing groups (the groups are formerly the Tactical Solutions Options (“TSO”) division). Effective July 25, 2008, Mr. Shafley declined to accept the reassignment to the position of sales manager. On August 11, 2008, the Company received written notification from Mr. Shafley’s legal counsel of certain claims alleged by Mr. Shafley in connection with his employment with the Company. The letter states that Mr. Shafley is demanding a one-year severance of $210,000 and an unspecified number of Company stock options. As of the date of the Company’s report filed on Form 10-Q, no formal legal proceedings have been initiated by Mr. Shafley. Although there can be no assurances the outcome of this dispute will not have a material impact on the Company’s financial condition or results of operations, management believes it has strong defenses available to it in the dispute. Mr. Shafley continues to serve as a director of the Company.

In addition to the proposed reassignment of Mr. Shafley the Board reassigned the Company’s current President and Chief Operating Officer, Richard A. Sajac, to the position of vice president of the Brekford Armor and Brekford Training marketing groups.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford International Corp. (formerly Tactical Solution Partners, Inc.) and its subsidiary (the “Company”) for the six and three months ended June 30, 2008 and 2007, respectively, and the financial condition of the Company at June 30, 2008. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2007 filed with its Annual Report on Form 10-K on March 18, 2008.

Forward-Looking Statements

Statements included in this Quarterly Report filed on Form 10-Q (“Form 10-Q”) that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our growth and actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) the effects of adverse general economic conditions, both within the United States and globally, and (iv) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts.

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

In connection with our name change from Tactical Solution Partners, Inc. to Brekford International Corp., we have reorganized our two divisions, PelicanMobile and Tactical Solution Options, and began offering an end-to-end suite of products and services under four marketing groups:

•

Brekford Armor: Personnel ballistics protection systems and tactical equipment designed for maritime environment;

•

Brekford Training: Fundamental military/soldier/first responder skill set training, tactical equipment and vulnerability/risk assessments to federal, state and local governments, formerly the Company’s Tactical Solution Options division;

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

The primary products and services from which we have earned revenue by marketing group and sector, primarily in the Mid-Atlantic region, comprising the states of Maryland, Virginia, Delaware, New Jersey and Pennsylvania, include rugged notebook computers, mounting systems, wireless data services including wireless Internet access and global positioning systems (GPS), mobile audio and video recording systems, and installation services of all the above components in first responder and commercial fleet vehicles. Primarily, we sell our products to state, local, utilities and commercial customers, but have also sold mobile data systems to federal law enforcement agencies as well. Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by extensive fragmentation and intense competition. As such, larger competitors may have greater buying power and therefore may be able to offer better pricing, which is a key factor in determining whether a contract will be awarded by local, state and federal agencies with limited budgets. In addition, although the majority of our sales are to governments and other government contractors with historically stable operating budgets, a significant economic downturn could have a detrimental effect on our rate of growth and, if long-term, an adverse effect on our financial condition and operating results.

In addition, our current primary line of business is the sale of IT products as a value-added reseller. While we are able to leverage our capabilities in providing a feature-rich, rugged, and fully-engineered office-in-the-car solutions to derive higher gross margins than if we were to sell IT products in a solely retail environment, we nonetheless are experiencing declines in the gross margins of certain products we sell, namely notebook computers. We expect to continue selling notebook computers at lower gross margins than other products due to the increasing trend toward commoditization of these products in the IT industry.

To address these competitive pressures and industry trends, we intend to grow our revenues by:

•

Offering an expanded platform of products and higher-end technical services to our existing customers through our Brekford Armor and Upfitting marketing goups;

•

Increasing our customer base by expanding our offerings into additional regions;

•

Developing additional, more robust strategic partnerships with well-established prime government contractors under teaming arrangements to increase the likelihood of our participation as a subcontractor for our Brekford Armor marketing group; and,

•

Leveraging our U.S General Services Administration (GSA) Schedule 84 Contract for all of our marketing group business units;

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

We believe our cash flows from operations and the 2007 Placement are sufficient to sustain our operations through the year ended June 30, 2009. However, we anticipate that we will need additional funding to pursue our long-term strategy of (i) developing higher gross margin products and services, (ii) expanding our operations throughout the Mid-Atlantic region, (ii) acquiring personnel and, (iii) acquiring the resources necessary for our performance under government contracts we believe may be awarded. While we have various alternative plans to secure such financing, there can be no assurance that any such plans will be successful.

Purchases of property and equipment, and leases and leasehold improvements

As a result of the growth of our PelicanMobile division, now reorganized as Brekford Upfitting, in the Mid-Atlantic region and our planned business growth, we are leasing a larger facility of which we took occupancy in October 2007. We believe this larger facility will allow us to meet customer demand for certain services for our Brekford Upfitting marketing group, including fleet upfitting services, which includes integration of law enforcement equipment into vehicles, such as police lights, beacons, sirens and other equipment, as well as the provision of maintenance contracts for our current customers.

Significant changes in number of employees

The number of employees currently required to operate our business is currently 28 employees. In addition to our employees, we currently utilize one consulting firm providing investment banking services, a consulting firm providing investor and public relations services and a consulting firm providing inside sales services. As a result of the addition of our TSO division, now reorganized as Brekford Armor and Brekford Training, which may require additional personnel if we are successful in pursuing government and commercial service contracts, as well as the planned growth into sales of office electronics and fleet upfitting services, we anticipate having to increase the number of employees over the next 12 months. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations

Results of Operations for the Six Months Ended June 30, 2008 and 2007 Compared

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

	Six Months Ended June 30,		Increase / (Decrease)
	2008	2007	$	%
Revenues	$6,168,427	$5,776,642	$391,785	7%

Cost of Sales	5,400,465	4,615,965	784,500	17%

Gross Profit	767,962	1,160,677	(392,715)	(34)%

Gross Profit Percentage of Revenue	12%	20%	—	(8)%

Revenues

Revenues for the six months ended June 30, 2008 amounted to $6,168,427 compared to revenues of $5,776,642 for the six months ended June 30, 2007, an increase of $391,785 or 7%. The increase is primarily due to an increase in sales of office electronics products, including ink-jet printers, flat-panel monitors and other back-office information technology equipment, which we began selling in September 2007. These revenue increases were offset by decreases in the volume of notebook computers, vehicle mounting systems, and installation services sold to customers of Brekford Upfitting, formerly known as our PelicanMobile division, during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Revenues from sales of office electronics under Brekford Technology amounted to $1,783,240 during the six months ended June 30, 2008. For Brekford Upfitting, revenues from notebook computers amounted to $2,033,369 for the six months ended June 30, 2008 versus $3,638,984 for the six months ended June 30, 2007, a decrease of $1,605,615 or 44% as a result of selling 568 notebook computers versus 1,041, respectively, a decrease of 473 or 45%. Revenues from vehicle mounting systems and accessories amounted to $342,206 for the six months ended June 30, 2008 versus $685,001 for the six months ended June 30, 2007, a decrease of $342,795 or 50% as a result of selling 429 vehicle mounting systems versus 887, respectively, a decrease of 458 or 52%. In addition, revenues from installation services amounted to $182,054 for the six months ended June 30, 2008 versus $352,415 for the six months ended June 30, 2007, a decrease of $170,361 or 48% as a result of selling 313 installations versus 799, respectively, a decrease of 486 or 61%.

Revenues from Brekford Armor, formerly part of our Tactical Solution Options division, amounted to $27,787 for the six months ended June 30, 2008 versus $8,126 for the six months ended June 30, 2007, an increase of $19,661 or 242%. Revenues from Brekford Training, also formerly part of our Tactical Solution Options division, amounted to $89,663 for the six months ended June 30, 2008 versus $74,029 for the six months ended June 30, 2008, an increase of $15,634 or 21%. Since commencement, our Brekford Armor and Brekford Training marketing group business units has been focused primarily on setting up business operations and responding to requests for proposals on large, multi-year tactical training, consulting and equipment contracts to federal and military agencies and commercial groups, as well as developing strategic teaming relationships with several prime contractors that have significant past performance of services to various branches of the U.S. military and federal government.

Cost of Sales

Cost of sales for the six months ended June 30, 2008 amounted to $5,400,465 as compared to $4,615,965 for the six months ended June 30, 2007, an increase of $784,500 or 17%. The increase is primarily due to (i) an increase in sales of office technology products during the six months ended June 30, 2008 that we did not have during the six months ended June 30, 2007 and (ii) a decrease in sales of installation services during the six months ended June 30, 2008 versus the six months ended June 30, 2007. Accordingly, our percentage decreases in revenues and cost of sales were not proportionally matched from quarter to quarter, with an 7% increase in revenue and a 17% increase in cost of sales from 2008 to 2007, a difference of 10%. Had we not sold the additional office technology products during the six months ended June 30, 2008 and installation services in during the six months ended June 30, 2007, for which costs are fixed, the percent decrease in revenue and cost of sales would have been approximately proportional.

Gross Profit

Gross profit for the six months ended June 30, 2008 amounted to $767,962 as compared to $1,160,677 for the six months ended June 30, 2007, a decrease of $392,715 or 34%. Overall gross profit as a percentage of revenue decreased to 12% for the six months ended June 30, 2008 from 20% for the six months ended June 30, 2007. The decrease is primarily due to a decrease in installation services sold during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. In addition, office electronics, which we did not sell during the six months ended June 30, 2007, provided overall gross profit margins of approximately 7%, which is lower than our historical average gross profit margin of approximately 18%.

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

Expenses:

	Six Months Ended June 30,		Increase / (Decrease)
	2008	2007	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$1,008,687	$827,059	$181,628	22%
Stock-based compensation expense	113,114	1,115,042	(1,001,928)	(90)%
Selling, general and administrative expenses	1,323,701	600,533	723,168	120%
Total operating expenses	2,445,502	2,542,634	(97,132)	(4)%

Loss from operations	(1,677,540)	(1,381,957)	295,583	21%

OTHER INCOME (EXPENSE)
Stock and warrant accommodation	—	(1,930,110)	(1,930,110)	—
Interest expense	(6,513)	(45,934)	(39,421)	(86)%
Interest income	28,586	33,419	(4,833)	(14)%

Net Loss	$(1,655,467)	$(3,324,582)	$(1,669,115)	(50)%

Salaries Paid in Cash Plus Related Expenses

Salaries and wages paid in cash for the six months ended June 30, 2008 amounted to $1,008,687 as compared to $827,059 for the six months ended June 30, 2007, an increase of $181,628 or 22%. The increase is due to hiring of an executive officer and additional finance and accounting employees during the fourth quarter of 2007 who were not employed by us during the six months ended June 30, 2007.

Stock-based Compensation Expense

As summarized in the table below, stock-based compensation expense for the six months ended June 30, 2008 amounted to $113,114 as compared to $1,115,042 for the six months ended June 30, 2007, a decrease of $1,001,928 or 90%. Stock-based compensation expense during the six months ended June 30, 2008 and 2007 represents the vested portions of awards granted during the years ended December 31, 2007 and 2006.

	Six Months Ended June 30,		Increase / (Decrease)
	2008	2007	$	%
Stock-based Compensation Expense
Recognized portion of fair value of restricted stock granted to employees	$112,679	$217,610	$(104,931)	(48)%
Fair value of restricted stock granted to employees, vested portion	65,625	—	65,625	—
Fair value of Common Stock issued for services	—	261,875	(261,875)	—
Options granted to employees, vested portion	56,250	68,750	(12,500)	(18)%
Fair value of warrants issued for services	177,160	566,807	(389,647)	(69)%
Fair value of warrants issued in settlement of legal contingency	34,736	—	34,736	—
Fair value of warrants forfeited in settlement of legal contingency	(213,544)	—	(213,544)	—
Fair value of Common Stock returned in settlement of legal contingency	(119,792)	—	(119,792)	—

Total stock-based compensation expense	$113,114	$1,115,042	$(1,001,928)	(90)%

Restricted Stock Grants

On January 19, 2006 we granted an aggregate of 13.1 million shares of restricted shares to certain of our executives and key employees, including 100,000 fully vested shares to a former officer as compensation.

Effective August 31, 2006, our board of directors approved the immediate acceleration of the vesting of 4,740,192 of the restricted shares of Common Stock. On October 3, 2007, in connection with the resignation of an officer and director, the board of directors approved the immediate acceleration of the vesting of 150,000 restricted shares that had been granted to him. The remaining 3,479,904 unvested restricted shares that had been granted to the officer and director were returned to us for cancellation. On April 2, 2008, our board of directors approved the immediate acceleration of the vesting of 750,000 of the restricted shares of Common Stock, which amounted to $65,625 in additional stock-based compensation during the six months ended June 30, 2008. We are amortizing the fair value of the remaining 4,029,904 shares over the vesting period of four years. The aggregate fair value of these shares amounts to $805,981. The recognized portion of the fair value of this restricted stock amounted to $112,679  for the six months ended June 30, 2008 as compared to $217,610 for the six months ended June 30, 2007, a decrease of $104,931 or 48%. The decrease is due to the cancellation of the unvested portion of the aforementioned restricted stock award during the year ended December 31, 2007.

Common Stock Issued for Services

Aggregate compensation expense for Common Stock issued to non-employees amounted to $261,875 for the six months ended June 30, 2007 due to the amortization of awards granted during the year ended December 31, 2006.

In December 2006, we entered into an agreement for marketing services under which we issued 1,250,000 shares of Common Stock to a consultant, which was forfeitable in the case of termination for cause. In February 2007, we terminated the agreement for cause and requested return of the 1,250,000 shares, which resulted in a legal dispute. Under the terms of the settlement agreement we entered into in May 2007, the consultant agreed to return 1,125,000 shares of Common Stock to us. The fair value of the 125,000 shares of Common Stock retained by the consultant amounted to $18,500. We had previously recorded $138,542 in compensation for Common Stock that would have been earned under the agreement up to the termination date. Accordingly, during the six months ended June 30, 2008, we recorded $119,792 as a credit to stock-based compensation.

Options Granted to Employees

Total stock-based compensation expense recorded for options granted to employees in prior periods amounted to $56,250 for the six months ended June 30, 2008 versus $68,750 for the six months ended June 30, 2007 a decrease of $12,500 or 18% due to the amortization of awards granted the year ended December 31, 2006.

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

In December of 2006, we agreed to issue warrants to purchase 3.0 million shares of our Common Stock to a consulting firm providing investment banking services. We estimated the fair value of the warrants using the Black-Scholes option-pricing model with a closing price of $0.49 on the date of the grant, the respective exercise prices, a 1-year life, a stock price volatility of 96% and a risk-free rate of return of 4.97%. The fair value of the 3.0 million warrants amounted to $810,211. We amortized the fair value of the warrants over the life of the consulting agreement (12 months).

In May of 2007, we agreed to issue warrants to purchase 2.0 million shares of our Common Stock at a price of $1.00 per share to a consulting firm providing marketing and capital market services. We estimated the fair value of the warrants using the Black-Scholes option-pricing model with a closing price of $0.75 on the date of the grant, the exercise price, a 1-year life, a stock price volatility of 96%, an expected dividend yield of zero percent and a risk free rate of return of 4.99%. The fair value of the 2.0 million warrants amounted to $425,182. We amortized the fair value of the warrants over the life of the consulting agreement (12 months).

In May of 2008, we agreed to issue warrants to purchase an aggregate of 375,000 shares of our Common Stock in settlement of a legal dispute. We estimated the fair value of the warrants using the Black-Sholes option-pricing model with a closing price of $0.25 on the date of the grant, the respective exercise prices, a 5-year life, a stock pricing volatility of 103% and a risk-free rate of return of 3.22%. The fair value of the 375,000 warrants, which were fully vested and nonforfeitable on the date of issuance, amounted to approximately $34,736. We had previously recorded $213,544 in compensation that would have been earned under the agreement that resulted in the legal dispute. Accordingly, during the six months ended June 30, 2008, we recorded $178,808 as a credit to stock-based compensation.

Total stock-based compensation expense recorded for warrants issued to non-employees amounted to a net credit of $1,648 for the six months ended June 30, 2008 as compared to $566,807 for the six months ended June 30, 2007, a decrease of $568,455 or approximately 100%. The decrease is the result of the amortization of awards during 2007 that we did not have during the six months ended June 30, 2008 as well as the credit to stock-based compensation as a result of the legal settlement we entered into during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2008 amounted to $1,323,701 as compared to $600,533 for the six months ended June 30, 2007, an increase of $723,168 or 120%. The increase in selling, general and administrative expenses was primarily due to legal, accounting and professional fees associated with becoming a publicly traded company and preparation of SEC filings amounting to $413,427 during the six months ended June 30, 2008 as compared to $268,036 during the six months ended June 30, 2007, an increase of $145,391  or 54%. In addition, we had increased business development expenses related to our efforts to grow our revenues from sales of office electronics and armor protection systems, amounting to $447,207 during the six months ended June 30, 2008 as compared to $138,059 for the six months ended June 30, 2007, an increase of $309,148 or 224%. We also had increased lease and office expenses associated with our new facility amounting to $180,274 during the six months ended June 30, 2008 as compared to $76,315 during the six months ended June 30, 2007, an increase of $103,959 or 136%. We expect selling, general and administrative expenses to continue at present levels due to legal, accounting and professional fees associated with becoming an SEC reporting company and increased business development related to our efforts to grow our revenues.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2008 amounted to $2,445,502 as compared to $2,542,634 for the six months ended June 30, 2007, a decrease of $97,132 or 4%. The decrease is primarily due to the decrease in stock-based compensation expense that was off-set by increases in salaries paid in cash and selling, general and administrative expenses associated with our status as an SEC reporting company and increased business development expenses related to our efforts to grow our revenues.

We expect non-cash stock-based compensation expense in the form of Common Stock, options and warrants to continue to decrease as the recognized portion of stock, stock options and warrants are fully amortized. While we expect cash operating expenses will continue at or slightly below current levels for the foreseeable future, we also expect additional revenues and gross profit from our Brekford Armor, Training and Upfitting marketing group.

Net Loss

Net loss for the six months ended June 30, 2008 amounted to $1,655,467 as compared to $3,324,582 for the six months ended June 30, 2007, a decrease of $1,669,115 or 50%. The decrease in net loss is primarily due to the stock purchase agreement and warrant we entered into with an accredited investor, Paul Harary, which was granted to him as partial consideration for his resale to a group of investors of approximately 2.8 million shares of our Common Stock at a per share purchase price of $0.093, amounting to $1,930,110 in other expense during the six months ended June 30, 2007 that we did not have during the six months ended June 30, 2008. Overall, our net loss for the six months ended June 30, 2008 is in part due to increased payroll expenses as well as increased legal, accounting, professional fees and business development expenses that were off-set by an overall decrease in stock-based compensation charges. We believe these expenses were necessary to build our business, develop relationships with vendors and strategic partners, hire and retain staff to grow our operating capacity, become a public company, and complete our SEC filings.

Results of Operations for the Three Months Ended June 30, 2008 and 2007 Compared

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

	Three Months Ended June 30,		Increase / (Decrease)
	2008	2007	$	%
Revenues	$3,040,613	$2,375,265	$665,348	28%

Cost of Sales	2,729,221	1,903,295	825,926	43%

Gross Profit	311,392	471,970	(160,578)	(34)%

Gross Profit Percentage of Revenue	10%	20%	—	(10)%

Revenues

Total revenues for the three months ended June 30, 2008 amounted to $3,040,613 compared to revenues of $2,375,265 for the three months ended June 30, 2007, an increase of $665,348 or 28%. The increase is primarily due to an increase in sales of office electronics products, including ink-jet printers, flat-panel monitors and other back-office information technology equipment, which we began selling in September 2007. These revenue increases were offset by decreases in the volume of notebook computers and vehicle mounting systems sold to customers of Brekford Upfitting during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Revenues from sales of office electronics under Brekford Technology amounted to $869,176 during the three months ended June 30, 2008. For Brekford Upfitting, revenues from notebook computers amounted to $1,114,909 for the three months ended June 30, 2008 versus $1,295,290 for the three months ended June 30, 2007, a decrease of $180,381 or 14% as a result of selling 321 notebook computers versus 396, respectively, a decrease of 75 or 19%. Revenues from vehicle mounting systems and accessories amounted to $178,121 for the three months ended June 30, 2008 versus $340,808 for the three months ended June 30, 2007, a decrease of $162,687 or 48% as a result of selling 244 vehicle mounting systems versus 519, respectively, a decrease of 275 or 53%.

Revenues from Brekford Armor, formerly part of our Tactical Solution Options division, amounted to $26,218 for the three months ended June 30, 2008 versus $4,073 for the three months ended June 30, 2007, an increase of $22,145 or 544%. Revenues from Brekford Training, also formerly part of our Tactical Solution Options division, amounted to $75,969 for the three months ended June 30, 2008 versus $47,175 for the three months ended June 30, 2008, an increase of $28,794 or 61%.

Cost of Sales

Cost of sales for the three months ended June 30, 2008 amounted to $2,729,221 as compared to $1,903,295 for the three months ended June 30, 2007, an increase of $825,926 or 43%. The increase is primarily due to an increase in sales of office technology products during the three months ended June 30, 2008 that we did not have during the three months ended June 30, 2007. Accordingly, our percentage increases in revenues and cost of sales were not proportionally matched from quarter to quarter, with a 28% increase in revenue and a 43% increase in cost of sales from 2008 to 2007, a difference of approximately 11%. Had we not sold the additional office technology products during the three months ended June 30, 2008, we would have recorded a decrease in revenue and cost of sales, which would have been approximately proportional.

Gross Profit

Gross profit for the three months ended June 30, 2008 amounted to $311,392 as compared to $471,970 for the three months ended June 30, 2007, a decrease of $160,578 or 34%. Overall gross profit as a percentage of revenue decreased to 10% for the three months ended June 30, 2008 from 20% for the three months ended June 30, 2007. The decrease is primarily due to the increase in sales of office electronics, which we did not sell during the three months ended June 30, 2007. During the three months ended June 30, 2008, sales of office electronics provided overall gross profit margins of approximately 2%, which is significantly lower than our historical average gross profit margin of approximately 18%.

We expect the trends in gross profit margins from office electronics products to continue for the foreseeable future due to increasing levels of competition and commoditization of these products. We intend to focus our future efforts and support activities on selling products and offering services that derive higher profit margins, such as fleet upfitting and tactical equipment product sales and training services, and believe that we can substantially improve our overall gross profit percentage. However, there can be no assurance that we will be successful in our efforts to do so.

Expenses:

	Three Months Ended June 30,		Increase / (Decrease)
	2008	2007	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$514,746	$402,960	$111,786	28%
Stock-based compensation expense	(88,209)	473,038	(561,247)	(119)%
Selling, general and administrative expenses	555,078	420,531	134,547	32%
Total operating expenses	981,615	1,296,529	(314,914)	(24)%

Loss from operations	(670,223)	(824,559)	(154,336)	(19)%

OTHER INCOME (EXPENSE)
Interest expense	(3,139)	(3,984)	(845)	(21)%
Interest income	12,393	31,515	(19,122)	(61)%

Net Loss	$(660,969)	$(797,028)	$(136,059)	(17)%

Salaries Paid in Cash Plus Related Expenses

Salaries and wages paid in cash for the three months ended June 30, 2008 amounted to $514,746 as compared to $402,960 for the three months ended June 30, 2007, an increase of $111,786 or 28%. The increase is due to hiring of an executive officer and additional finance and accounting employees during the fourth quarter of 2007 and additional operations employees in the first and second quarter of 2008 who were not employed by us during the three months ended June 30, 2007.

Stock-based Compensation Expense

As summarized in the table below, stock-based compensation expense for the three months ended June 30, 2008 amounted to a credit of $88,209 as compared to an expense of $473,038 for the three months ended June 30, 2007, a decrease of $561,247 or 119% . Stock-based compensation expense during the three months ended June 30, 2008 and 2007 represents, primarily, the vested portions of awards granted during the years ended December 31, 2007 and 2006 as well as credits to stock-based compensation as a result of the settlement of legal disputes.

	Three Months Ended June 30,		Increase / (Decrease)
	2008	2007	$	%
Stock-based Compensation Expense
Recognized portion of fair value of restricted stock granted to employees	$52,027	$108,805	$(56,778)	(52)%
Fair value of restricted stock granted to employees, vested portion	65,625	—	65,625	—
Fair value of Common Stock issued for services	—	91,875	(91,875)	—
Options granted to employees, vested portion	21,875	34,375	(12,500)	(36)%
Fair value of warrants issued for services	70,864	237,983	(167,119)	(70)%
Fair value of warrants issued in settlement of legal contingency	34,736	—	34,736	—
Fair value of warrants forfeited in settlement of legal contingency	(213,544)	—	(213,544)	—
Fair value of Common Stock returned in settlement of legal contingency	(119,792)	—	(119,792)	—

Total stock-based compensation expense	$(88,209)	$473,038	$(561,247)	(119)%

Restricted Stock Grants

On January 19, 2006 we granted an aggregate of 13.1 million shares of restricted shares to certain of our executives and key employees, including 100,000 fully vested shares to a former officer as compensation.

Effective August 31, 2006, our board of directors approved the immediate acceleration of the vesting of 4,740,192 of the restricted shares of Common Stock. On October 3, 2007, in connection with the resignation of an officer and director, the board of directors approved the immediate acceleration of the vesting of 150,000 restricted shares that had been granted to him. The remaining 3,479,904 unvested restricted shares that had been granted to the officer and director were returned to us for cancellation. On April 2, 2008, our board of directors approved the immediate acceleration of the vesting of 750,000 of the restricted shares of Common Stock, which amounted to $65,625 in additional stock-based compensation during the three months ended June 30, 2008. We are amortizing the fair value of the remaining 4,029,904 shares over the vesting period of four years. The aggregate fair value of these shares amounts to $805,981. The recognized portion of the fair value of this restricted stock amounted to $52,027 for the three months ended June 30, 2008 as compared to $108,805 for the three months ended June 30, 2007, a decrease of $56,778 or 52%. The decrease is due to the cancellation of the unvested portion of the aforementioned restricted stock award during the year ended December 31, 2007.

Common Stock Issued for Services

Aggregate compensation expense for Common Stock issued to non-employees amounted to $91,875 for the six months ended June 30, 2007 due to the amortization of awards granted during the year ended December 31, 2006.

In December 2006, we entered into an agreement for marketing services under which we issued 1,250,000 shares of Common Stock to a consultant. In February 2007, we terminated the agreement and requested return of the 1,250,000 shares, which resulted in a legal dispute. Under the terms of the settlement agreement, the consultant agreed to return 1,125,000 shares of Common Stock to us. The fair value of the 125,000 shares of Common Stock retained by the consultant amounted to $18,500. We had previously recorded $138,542 in compensation for Common Stock that would have been earned under the agreement up to the termination date. Accordingly, during the three months ended June 30, 2008, we recorded $119,792 as a credit to stock-based compensation.

Options Granted to Employees

Total stock-based compensation expense recorded for options granted to employees in prior periods amounted to $56,250 for the six months ended June 30, 2008 versus $68,750 for the six months ended June 30, 2007 a decrease of $12,500 or 18% due to the amortization of awards granted the year ended December 31, 2006.

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

In December of 2006, we agreed to issue warrants to purchase 3.0 million shares of our Common Stock to a consulting firm providing investment banking services. We estimated the fair value of the warrants using the Black-Scholes option-pricing model with a closing price of $0.49 on the date of the grant, the respective exercise prices, a 1-year life, a stock price volatility of 96% and a risk-free rate of return of 4.97%. The fair value of the 3.0 million warrants amounted to $810,211. We amortized the fair value of the warrants over the life of the consulting agreement (12 months).

In May of 2007, we agreed to issue warrants to purchase 2.0 million shares of our Common Stock at a price of $1.00 per share to a consulting firm providing marketing and capital market services. We estimated the fair value of the warrants using the Black-Scholes option-pricing model with a closing price of $0.75 on the date of the grant, the exercise price, a 1-year life, a stock price volatility of 96%, an expected dividend yield of zero percent and a risk free rate of return of 4.99%. The fair value of the 2.0 million warrants amounted to $425,182. We amortized the fair value of the warrants over the life of the consulting agreement (12 months). Accordingly, we recorded $70,864 and

$35,432 to stock-based compensation for fair value of these warrants during the three months ended June 30, 2008 and 2007.

In May of 2008, we agreed to issue warrants to purchase an aggregate of 375,000 shares of our Common Stock in settlement of a legal dispute. We estimated the fair value of the warrants using the Black-Sholes option-pricing model with a closing price of $0.25 on the date of the grant, the respective exercise prices, a 5-year life, a stock pricing volatility of 103% and a risk-free rate of return of 3.22%. The fair value of the 375,000 warrants, which were fully vested and nonforfeitable on the date of issuance, amounted to approximately $34,736. We had previously recorded $213,544 in compensation that would have been earned under the agreement that resulted in the legal dispute. Accordingly, during the three months ended June 30, 2008, we recorded $178,808 as a credit to stock-based compensation.

Total stock-based compensation expense recorded for warrants issued to non-employees amounted to a net credit of $70,864 for the three months ended June 30, 2008 as compared to $237,983 for the three months ended June 30, 2007, a decrease of $167,119 or approximately 70%. The decrease is the result of the amortization of awards during 2007 that we did not have during the six months ended June 30, 2008 as well as the credit to stock-based compensation as a result of the legal settlement we entered into during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2008 amounted to $555,078 as compared to $420,531 for the three months ended June 30, 2007, an increase of $134,547 or 32%. The increase in selling, general and administrative expenses was primarily due to increased business development expenses related to our efforts to grow our revenues from sales of office electronics and ballistics protection systems, amounting to $104,602 during the three months ended June 30, 2008 as compared to $39,264 for the three months ended June 30, 2007, an increase of $65,338 or 166%. We also had increased lease and office expenses associated with our new facility amounting to $89,765 during the three months ended June 30, 2008 as compared to $45,713 during the three months ended June 30, 2007, an increase of $44,052 or 96%. We expect selling, general and administrative expenses to continue at present levels due to legal, accounting and professional fees associated with becoming an SEC reporting company and increased business development related to our efforts to grow our revenues.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2008 amounted to $981,615 as compared to $1,296,529 for the three months ended June 30, 2007, a decrease of $314,914 or 24%. The decrease is primarily due to the decrease in stock-based compensation expense that was off-set by increases in salaries paid in cash and selling, general and administrative expenses associated with our status as an SEC reporting company and increased business development expenses related to our efforts to grow our revenues.

We expect non-cash stock-based compensation expense in the form of Common Stock, options and warrants to continue to decrease as the recognized portion of stock, stock options and warrants are fully amortized. While we expect cash operating expenses will continue at or slightly below current levels for the foreseeable future, we also expect additional revenues and gross profit from our Brekford Armor, Training and Upfitting marketing group.

Net Loss

Net loss for the three months ended June 30, 2008 amounted to $660,969 as compared to $797,028 for the three months ended June 30, 2007, a decrease of $136,059 or 17%. The decrease in net loss is primarily due to the decrease in stock-based compensation expense during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Overall, our net loss for the three months ended June 30, 2008 is in part due to increased payroll expenses as well as increased legal, accounting, professional fees and business development expenses that were off-set by an overall decrease in stock-based compensation charges. We believe these expenses were necessary to build our business, develop relationships with vendors and strategic partners, hire and retain staff to grow our operating capacity, become a public company, and complete our SEC filings.

Liquidity and Capital Resources

We had working capital of $2,119,129 at June 30, 2008.

We anticipate our cash flows from operations and the net proceeds of the 2007 Placement will be sufficient to sustain our operations through at least June 30, 2009. However, we may require additional financing to augment our working capital to fund the growth of our business.

Since inception through June 30, 2008, we have financed our cash flow requirements through our operations, loans from our stockholders and an accounts receivable facility. Net cash used in operating activities for the six months ended June 30, 2008 amounted to $240,907 as compared to net cash provided by operating activities amounting to $106,989 for the six months ended June 30, 2007. Our negative cash flows from operations during the six months ended June 30, 2008 is the result of work in process items that are awaiting delivery to our customers amounting to $368,054, the accrual of payroll withholding liabilities associated with stock-based compensation, and the value of Common Stock returned to us and warrants issued in the settlement of a legal dispute. Net cash used in investing activities amounted to $31,803 for the six months ended June 30, 2008 versus $38,479 for the six months ended June 30, 2007. Net cash used in financing activities amounted to $24,754 for the six months ended June 30, 2008 as compared to net cash provided by financing activities amounting to $3,170,581 for the six months ended June 30, 2007 as a result of the 2007 Placement.

The development of our Brekford Armor, Brekford Training, Brekford Technology, and Brekford Upfitting marketing group continue to have a negative impact on our cash flows from operations, despite the fact that Brekford Armor, Brekford Training and Brekford Technology marketing group generated revenues during the six months ended June 30, 2008. Although many of the expenses associated with the development of the Brekford Armor, Brekford Training, and Brekford Technology marketing group have diminished and are being discontinued, as we have introduced measures to control business development expenses, we have experienced negative cash flows from operations company-wide as we continue to build our business through the six months ended June 30, 2008. We expect this trend to continue until such time as we secure an increase in revenues from Brekford Training through several multi-year federal contracts currently being pursued, secure sales of higher gross margin armor and tactical equipment from Brekford Armor, and receive contract awards to provide fleet upfitting products and services for Brekford Upfitting. Our prospects in doing so, however, must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering into new industries, starting up new divisions, and becoming a publicly traded company and filing periodic reports with the SEC. Such risks for us include, but are not limited to, expanding our marketing group, augmenting our suite of products and services through internal development and acquisitions, managing completion, managing the integration of acquisitions, and managing growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Accounts Receivable Allowance

We currently record an allowance against our gross accounts receivable based upon our best estimate of the amount of probable credit losses. Historically, our customers have primarily consisted of agencies of federal, state and local law enforcement agencies, and we have not experienced any material credit losses to date. Recently, we have begun selling products to commercial customers, which has required us to evaluate and establish credit limits by reviewing credit rating reports of customers. We continually review credit rating reports of customers as well as length of time receivables are past due and collection experience with the customer to determine or modify credit limits. For the six months ended June 30, 2008, we reviewed specific historical collection experience with several accounts to determine an allowance for certain doubtful accounts, amounting to $120,205. We will continue to evaluate the financial conditions and payment history of our customers to determine if we need record additional allowances in the future.

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

As a result of adopting SFAS No. 123R, effective January 1, 2006, and recording non-employee stock-based compensation in accordance with EITF 98-18, we recognized an aggregate of $113,114 and $1,115,042 in share-based compensation expense for the six months ended June 30, 2008 and 2007, respectively, and a credit of $88,209 and a charge of $473,038 for the three months ended June 30, 2008 and 2007, respectively. The impact of this share-based compensation expense on our basic and diluted earnings per share was immaterial for the six and three months ended June 30, 2008 and approximately $0.02 and $0.01 per share for the six and three months ended June 30, 2007.

Warrants and Other Derivative Financial Instruments

We apply the provisions of EITF 00-19 to all issuances of Common Stock purchase warrants and other free standing derivative financial instruments. Under the provisions of EITF 00-19, we classify any contracts that require physical settlement or net-share settlement, or provide us the option net-cash settlement or net-share settlement) as equity. We classify as equity or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside our control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. We evaluate the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All our free standing derivatives, which principally consist of warrants to purchase Common Stock, at June 30, 2008, satisfy the criteria for classification as equity instruments.

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

Item 4T.

Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Financial Officer and Principal Executive Officer, of the effectiveness of the Company's disclosure controls and procedures, as of June 30, 2008. Based on the evaluation as of June 30, 2008, the Prinicipal Executive Officer and Principal Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Anthony Fareri vs. Tactical Solution Partners, Inc., et. al.

On or about April 14, 2008, Anthony Fareri (“Fareri”) filed suit against Tactical Solution Partners, Inc., n/k/a Brekford International Corp. (the “Company”), Signature Stock Transfer, Inc., Charley Wall, Ryan E. Kirch, Maris Licis, Michael B. Wall, David A. Tezza, Walter Kirk Herrick, Douglas McQuarrie, Edward Wolff, Chandra Brechin, Ann Rutherford, and Scott Rutherford, in the Circuit Court of the 17th Judicial Circuit In And For Broward County, Florida, Case No. 08-16293(02). The Complaint alleges in February 2005, Fareri surrendered approximately nineteen million five hundred thousand shares (the “Shares”) of stock in American Financial Holdings, Inc. (“AFHI”) evidenced by Certificate Nos. 1231 and 1294. The Complaint further alleges that the surrender of the Shares was subject to and conditioned upon the execution of a new shareholders’ agreement with Fareri and that such new shareholders’ agreement was never accomplished. As a result thereof, the Complaint purports to state causes of action against the Company for: (1) breach of fiduciary duty; (2) an equitable accounting; (3) a declaratory action; (4) constructive trust; and (5) unjust enrichment. On May 19, 2008, the Company removed the action to the United States District Court for the Southern District of Florida, Case No. 08-60753-CIV-Cohn/Seltzer. The Company vigorously denies the allegations in the Complaint. The action is currently in the discovery phase. The trial has been scheduled for the two week trial docket commencing February 2, 2009.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Brekford International Corp.

Date: August 14, 2008	By:	/s/ CHANDRA (C.B.) BRECHIN
Chandra (C.B.) Brechin
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ RYAN E. KIRCH
Ryan E. Kirch
Chief Financial Officer and Secretary
(Principal Financial Officer)