Form 10-Q
period 2008-09-30
Brekford International Corp.
filed 2008-10-31
CIK 1357115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-52719

———————

Brekford International Corp.

 (Exact name of registrant as specified in its charter)

———————

Delaware	20-4086662
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7020 Dorsey Road, Suite C, Hanover, Maryland 21076

 (Address of Principal Executive Office) (Zip Code)

(443) 557-0200

 (Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 63,506,469 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of October 31, 2008.

Brekford International Corp.

Form 10-Q

Index

Page

PART I – FINANCIAL INFORMATION

2

Item 1.      Financial Statements

2

Condensed Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007

2

Condensed Consolidated Statements of Operations for the Three and Nine Months
Ended September 30, 2008 and 2007 (Unaudited)

3

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months
Ended September 30, 2008 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and
2007 (Unaudited)

5

Notes to Unaudited Condensed Consolidated Financial Statements

7

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 4T.   Controls and Procedures

26

PART II – OTHER INFORMATION

27

Item 1.      Legal Proceedings

27

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.      Defaults Upon Senior Securities

27

Item 4.      Submission of Matters to a Vote of Security Holders

27

Item 5.      Other Information

27

Item 6.      Exhibits

28

SIGNATURES

29

Explanatory Note:

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, we have elected to comply with the scaled disclosure requirements applicable to "smaller reporting companies" throughout this quarterly report. Except as specifically included in the quarterly report, items not required by the scaled disclosure requirements have been omitted.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Brekford International Corp. and Subsidiary

(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$314,590	$2,092,951
Restricted cash	—	347,346
Restricted held-to-maturity investments	342,700	—
Accounts receivable, net	1,856,708	1,330,339
Prepaid expenses	392,182	315,640
Work in process	521,374	11,153
Total Current Assets	3,427,554	4,097,429
Property and equipment, net	570,974	598,383
Deposits	90,469	177,969
TOTAL ASSETS	$4,088,997	$4,873,781
LIABILITES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,197,690	$187,757
Accrued payroll and related expenses	229,010	192,369
Equipment notes payable - current portion	45,926	43,846
Customer deposits	103,726	—
Deferred rent - current portion	19,874	33,647
Deferred revenue	3,804	—
Total Current Liabilities	1,600,030	457,619

Equipment notes payable, net of current portion	63,641	96,723

Deferred rent, net of current portion	260,059	268,989
TOTAL LIABILITIES	1,923,730	823,331

Commitments and contingencies	—	—

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 63,506,469 and 63,435,674 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	6,351	6,344
Additional paid-in capital	11,089,328	10,785,566
Treasury stock, at cost; 1,674,022 and 286,992 shares at September 30, 2008 and December 31, 2007, respectively	(227,184)	(42,802)
Accumulated Deficit	(8,703,228)	(6,698,658)
TOTAL STOCKHOLDERS' EQUITY	2,165,267	4,050,450
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,088,997	$4,873,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET SALES	$3,237,103	$6,897,748	$9,405,530	$12,674,390
COST OF SALES	2,600,914	5,458,499	8,001,379	10,074,464
GROSS PROFIT	636,189	1,439,249	1,404,151	2,599,926
OPERATING EXPENSES
Salaries and related expenses	554,826	971,136	1,676,627	2,913,237
Selling, general and administrative expenses	435,609	355,633	1,759,310	956,166
TOTAL OPERATING EXPENSES	990,435	1,326,769	3,435,937	3,869,403
(LOSS) INCOME FROM OPERATIONS	(354,246)	112,480	(2,031,786)	(1,269,477)
OTHER INCOME (EXPENSE)
Stock and warrant accommodation	—	—	—	(1,930,110)
Interest expense	(2,898)	(3,714)	(9,411)	(49,648)
Interest income	8,041	18,061	36,627	51,480
Other income (expense)	—	(1,366)	—	(1,366)
TOTAL OTHER INCOME (EXPENSE)	5,143	12,981	27,216	(1,929,644)
NET (LOSS)INCOME	$(349,103)	$125,461	$(2,004,570)	$(3,199,121)
NET (LOSS) INCOME PER SHARE – BASIC	$(0.01)	$—	$(0.03)	$(0.05)
NET (LOSS) INCOME (PER SHARE – DILUTED	$(0.01)	$—	$(0.03)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	63,926,969	67,038,889	63,837,461	59,295,476
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	63,926,969	70,468,293	63,837,461	59,295,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Statement of Stockholders’ Equity for the
Nine Months Ended September 30, 2008 (Unaudited)

					Additional Paid-In Capital			Accumulated Deficit	Total
	Preferred Stock		Common Stock			Treasury Stock
	Shares	Par Value	Shares	Par Value		Shares	Cost
BALANCE - December 31, 2007	—	—	63,435,674	$6,344	$10,785,566	(286,992)	$(42,802)	$(6,698,658)	$4,050,450
Common stock issued for services provided by non-employees	—	—	30,000	3	1,497	—	—	—	1,500
Common stock granted for services provided by employees, 750,000 shares fully vested	—	—	—	—	65,625	—	—	—	65,625
Common stock withheld upon vesting of restricted stock grant for tax withholding	—	—	—	—	—	(262,030)	(64,590)	—	(64,590)
Issuance of warrants in connection with legal settlement less amounts recognized in prior periods	—	—	—	—	(178,808)	—	—	—	(178,808)
Common stock surrendered in connection with legal settlement	—	—	—	—	—	(1,125,000)	(119,792)	—	(119,792)
Recognized portion of Common Stock granted to employees for services	—	—	—	—	163,206	—	—	—	163,206
Recognized portion of stock options issued for services provided by employees	—	—	—	—	78,125	—	—	—	78,125
Recognized portion of warrants issued in lieu of cash for services provided by non-employees	—	—	—	—	177,160	—	—	—	177,160
Common stock issued in connection with cashless exercise of employee stock options	—	—	40,795	4	(4)	—	—	—	—
Value of Common Stock for tax withheld upon exercise of stock options	—	—	—	—	(3,039)	—	—	—	(3,039)
Net Loss for the period	—	—	—	—	—	—	—	(2,004,570)	(2,004,570)
BALANCE - September 30, 2008 (Unaudited)	—	$—	63,506,469	$6,351	$11,089,328	(1,674,022)	$(227,184)	$(8,703,228)	$2,165,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,004,570)	$(3,199,121)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	89,572	14,201
Stock-based compensation	485,616	1,658,947
Bad debt expense	149,118	—
Stock and warrant accommodation	—	1,930,110
Stock-based settlement of legal contingency	(298,600)	—
Accrued liability for deferred rent amortization	(22,703)	59,109
Changes in operating assets and liabilities:
Restricted cash	347,346	(347,346)
Accounts receivable	(675,487)	301,365
Prepaid expenses	(76,542)	(143,970)
Work in process	(510,221)	(54,044)
Accounts payable	1,009,933	1,304,297
Deposits	87,500	(75,000)
Accrued interest	—	(12,404)
Accrued payroll and related expenses	(30,988)	(83,844)
Deferred revenue	3,804	10,443
Customer deposits	103,726	—

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,342,496)	1,362,744

CASH USED IN INVESTING ACTIVITIES
Purchase of held-to-maturity investments	(342,700)	—
Purchases of property and equipment	(62,163)	(194,248)

NET CASH USED IN INVESTING ACTIVITIES	(404,863)	(194,248)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Principal payments on officer/stockholder notes	—	(1,481,007)
Proceeds from equipment note payable	—	150,182
Principal payments on equipment note payable	(31,002)	(8,266)
Net proceeds from private placement transaction	—	4,561,218

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31,002)	3,222,127
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,778,361)	4,390,623

CASH AND CASH EQUIVALENTS – Beginning of period	2,092,951	196,098

CASH AND CASH EQUIVALENTS – End of period	$314,590	$4,586,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$9,411	$43,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
(formerly Tactical Solution Partners, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)(Continued)

	Nine Months Ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in connection with legal settlement	$119,792	$462,000
Common stock held upon vesting of restricted stock grant for tax withholding	$64,590	$—
Incentive allowance provided by lessor	$—	$221,400
Value of common stock withheld upon exercise of stock options	$3,039	$—
Cashless exercise of stock options	$—	$53,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

(formerly Tactical Solution Partners, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford International Corp., formerly known as Tactical Solution Partners, Inc. (“Brekford” or the “Company”), was originally incorporated under the laws of Delaware on May 27, 1998 as California Cyber Design, Inc. (“CCDI”). CCDI changed its name to American Financial Holdings, Inc. (“AFHI”) on August 11, 2004. The Company’s predecessor, Pelican Mobile Computers, Inc., (“Pelican”) was incorporated in Maryland on November 3, 1997. On January 6, 2006, Pelican completed a share exchange transaction with AFHI, a publicly-traded corporation with no operations, which was accounted for as a reverse merger and recapitalization of Pelican. As a result of the share exchange, Pelican became a wholly-owned subsidiary of the Company. On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp. In connection with the name change, the Company reorganized its two divisions, PelicanMobile and Tactical Solution Options, and is now offering an end-to-end suite of products and services under three marketing groups:

•

Brekford Upfitting:

•

Ruggedized mobile computing, video and communications products and services for homeland security and public safety environments, formerly the Company’s PelicanMobile Division;

•

Information technology products in support of homeland security and public safety back-office operations; and,

•

Bumper-to-bumper vehicle modification products and services, including specialized lights, sirens, prisoner cages and ballistics protection for homeland security, law enforcement, fire and emergency medical vehicles.

•

Brekford Armor: Personnel ballistics protection systems and tactical equipment designed for maritime environments; and

•

Brekford Training: Fundamental military/soldier/first responder skill set training, tactical equipment and vulnerability/risk assessments to federal, state and local governments, formerly the Company’s Tactical Solution Options division.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Brekford International Corp. include accounts of the Company and its wholly-owned subsidiary. Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods presented.

This Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended December 31, 2007 contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2008.

Liquidity and Capital Resources

The Company had working capital of $1,827,524 at September 30, 2008. The Company’s primary sources of liquidity through September 30, 2008 have been the cash flows it has generated from its operations and funds received in a private placement transaction conducted during the year ended December 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –CONTINUED

Liquidity and Capital Resources - Continued

The Company incurred an operating loss of $2,031,786 for the nine months ended September 30, 2008 and its accumulated deficit amounted to $8,703,228 at September 30, 2008. The operating loss includes $485,616 in stock-based compensation charges for the amortization or accelerated vesting of awards granted in periods prior to the nine months ended September 30, 2008.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least September 30, 2009. However, the Company expects to devote substantial capital resources to pursue its overall business plan, including the planned expansion of its Brekford Upfitting marketing group. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue new business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. If the Company is unsuccessful it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Adoption of New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” FSP No. 157-2, was effective upon issuance and delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. A discussion of SFAS 157 follows.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

There were no gains or losses for the period ended September 30, 2008 included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Adoption of the provisions of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

Accounting Principles Issued But Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect adoption of SFAS No. 162 to have a significant impact on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and related disclosures. The Company’s

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Use of Estimates - Continued

consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Restricted Held-to-Maturity Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has the intent to hold all of these investments until their full maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest and investment income. Interest on securities classified as held-to-maturity is also included in interest and investment income. As of September 30, 2008, restricted held-to-maturity investments, consisting solely of certificate of deposits, for investor and public relations services under the terms of a selling agreement, for which the estimated fair value is not materially different from the amortized cost, have contractual maturities on March 5, 2009.

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The allowance for doubtful accounts was $181,402 and $32,284 at September 30, 2008 and December 31, 2007, respectively.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. Cash deposits through October 3, 2008 are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 at each institution, and after October 3, 2008 up to $250,000 are insured by the FDIC at each institution. From time to time, these amounts may exceed the FDIC limits. Uninsured bank cash, restricted cash, and restricted held-to-maturity investment balances amounted to $302,707 at September 30, 2008. The Company has not experienced any losses on these accounts.

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

Brekford Upfitting

The Company’s Brekford Upfitting marketing group (formerly part of its PelicanMobile division) earns revenue from ruggedized mobile computing, video and communications products and services for homeland security and public safety environments, information technology products in support of homeland security and public safety-back-office operations, and bumper-to-bumper vehicle modification products and services, including specialized lights, sirens, prisoner cages and ballistics protection for homeland security, law enforcement, fire and emergency medical vehicles. Under these arrangements, this marketing group provides its customers with (i) audiovisual signaling equipment and other public safety vehicle products, (ii) notebook computers, (iii) customized mounting equipment designed for use in first responder vehicles, (iv) customized audio and visual signaling equipment, (v) audio and video evidence collection equipment, and (vi) installation services. Brekford Upfitting requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. The Company generally configures such notebook computers, mounting systems and other public safety equipment to conform to customer specifications defined at the time in which the contract or sale is negotiated, which sales are made at fixed prices. Brekford Upfitting, from time to time, may also install computer software on laptops that it resells to its customers on a time

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Revenue Recognition - Continued

Brekford Upfitting - Continued

and materials basis. Revenues from Brekford Upfitting amounted to $3,069,385 and $6,830,692 for the three months ended September 30, 2008 and 2007, respectively, and $9,120,362 and $12,525,178 for the nine months ended September 30, 2008 and 2007, respectively.

The Company considers delivery to its Brekford Upfitting customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its Brekford Upfitting customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. The Company accounts for warranty liabilities in accordance with the provisions of FAS 5 “Accounting for Contingencies (as amended).” Warranty claims were insignificant during the nine months ended September 30, 2008 and 2007.

The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the company lower its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the nine months ended September 30, 2008 and 2007.

Brekford Armor

The Company’s Brekford Armor marketing group (formerly part of its Tactical Solution Options (“TSO”) division) earns revenue from personnel ballistics protection and tactical equipment designed for maritime environments. Revenues from Brekford Armor amounted to $34,207 and $1,998 for the three months ended September 30, 2008 and 2007, respectively, and $61,994 and $10,124 for the nine months ended September 30, 2008 and 2007, respectively.

To date, Brekford Armor has earned revenue from ballistics protection and tactical equipment sales. Under these arrangements, the Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any.

The Company considers delivery to its Brekford Armor customers to have occurred at the time in which the product has been delivered and the customer has acknowledged its acceptance of the product. The Company recognizes revenue at the time the product has been delivered to and accepted by the customer.

Brekford Training

The Company’s Brekford Training marketing group (formerly part of its TSO division) earns revenue from fundamental military/soldier/first responder skill set training, tactical equipment and vulnerability/risk assessments to federal, state and local governments. Revenues from Brekford Training amounted to $133,511 and $65,058 for the three months ended September 30, 2008 and 2007, respectively, and $223,174 and $139,088 for the nine months ended September 30, 2008 and 2007, respectively.

To date, Brekford Training has earned revenue from training and consulting services. Under these arrangements, the Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the hourly rate or fixed fee price to the customer, payment terms (generally 30 days) and refund policy, if any.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Net Income (Loss) Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share for the three and nine months ended September 30, 2008 excludes Common Stock equivalents in the computation because their effect would be anti-dilutive.

The denominator in the Company’s computation of basic net income (loss) per share as presented in the table below includes vested stock options exercisable at $0.01 per share for all periods presented. The computation of diluted net income per share for the three months ended September 30, 2007 includes the dilutive effect of 15,220,000 warrants and 1,500,000 shares of Common Stock eligible for purchase under a stock accommodation agreement, all with exercise prices that were less than the weighted average price per share during the period ($0.42 per share).

The Company’s computation of net loss per share includes 500,000 and 625,000 options exercisable at $0.01 per share at September 30, 2008 and 2007, respectively. Additionally, 16,595,000 and 17,220,000 common stock purchase warrants issued as of September 30, 2008 and 2007, respectively, were excluded from the determination of net loss per share as their effect is anti-dilutitve.

The following table sets forth the components used in the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) – numerator for basic and diluted income (loss) per share	$(349,103)	$125,461	$(2,004,570)	$(3,199,121)
Denominator:
Denominator for basic income (loss) per share – weighted average shares	63,926,969	67,038,889	63,837,461	59,295,476
Effect of dilutive securities:
Warrants	—	2,167,500	—	—
Stock accommodation	—	1,261,904	—	—
Total potentially dilutive securities	—	3,429,404	—	—
Denominator for diluted income (loss) per share – adjusted weighted average shares and assumed conversions	63,926,969	70,468,293	63,837,461	59,295,476
Basic net income (loss) per share	$(0.01)	$—	$(0.03)	$(0.05)
Diluted net income (loss) per share	$(0.01)	$—	$(0.03)	$(0.05)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Employee Share-Based Payments - Continued

The following table summarizes amounts recognized in salaries and related expenses in the statements of operations for the fair value of share-based payments to employees for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	$21,875	$34,375	$78,125	$103,125
Restricted stock, vested	750	—	67,125	—
Recognized portion of fair value of restricted stock	51,277	108,805	163,206	326,415
	$73,902	$143,180	$308,456	$429,540

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

The following summarizes amounts recognized in salaries and related expenses in the statement of operations for the fair value of share-based payments to non-employees for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Warrants	$—	$308,849	$177,160	$875,657
Warrants issued in settlement of legal contingency	—	—	34,736	—
Fair value of warrants forfeited in settlement of legal contingency	—	—	(213,544)	—
Restricted stock	—	91,875	—	353,750
Common stock forfeited in settlement of legal dispute	—	—	(119,792)	—
	$—	$400,724	$(121,440)	$1,229,407

NOTE 3 – ACCOUNTS RECEIVABLE FINANCING FACILITY

In August 2006, the Company entered into a Loan and Security Agreement with a bank to provide the Company with up to $1.5 million in working capital financing in amounts equal to eighty percent (80%) of eligible accounts receivable. The Agreement was renewed during August 2007 and expired on September 7, 2008. The Company is currently negotiating a new Loan and Security Agreement with a bank to provide the Company with up to $1.5 million in working capital financing in amounts equal to eighty percent (80%) of eligible accounts receivable. There can be no assurances that the Company will be able to reach an agreement with another lender upon terms acceptable to the Company, especially in light of the current economic situation, current restrictions on borrowing, and the banking industry's limited capacity to make loans under banking regulatory requirements.

As of September 30, 2008, no principal was outstanding under the facility. Total interest expensed under the facility amounted to $0 and $7,168 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Birch Systems, LLC vs. Tactical Solution Partners, Inc.

On March 2, 2007, Birch Systems, LLC (“Birch”) filed an action against the Company in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “Complaint”). The Complaint alleged that the Company breached its obligations under a consulting agreement by failing to timely compensate Birch in the manner set forth in the agreement. Birch sought monetary damages in the amount $100,000, plus accrued interest, the release to Birch of 1.25 million shares of the Company’s Common Stock, the issuance to Birch of 3.0 million warrants to purchase the Company’s Common Stock and reasonable attorney’s fees.

On May 14, 2008, the Company entered into a General Release and Settlement Agreement (the “Settlement”) with Birch to settle all claims arising out of the Complaint. Under the terms of the Settlement, the Company agreed to pay an aggregate of $40,000 in cash, of which $20,000 was paid on May 29, 2008 and $20,000 was payable in four monthly installments on the last day of the month for four months. At September 30, 2008, all amounts under the terms of the Settlement have been paid in full.

In addition, Birch agreed to return to the Company 1,125,000 shares of Common Stock out of the 1,250,000 shares of Common Stock previously issued to Birch as forfeitable and non-vested compensation in December 2006. At May 14, 2008, the fair value of the 125,000 shares retained by Birch in the Settlement amounted to $18,750. The Company had previously recorded $138,542 in stock-based compensation during 2006 and 2007 for the fair value of Common Stock that would have been earned under the agreement, resulting in a credit to stock-based compensation in the amount of $119,792 during the nine months ended September 30, 2008.

In addition, the Company issued (i) 175,000 Common Stock purchase warrants exercisable at $0.25 per share, (ii) 100,000 Common Stock purchase warrants exercisable at $0.3125 per share, and (iii) 100,000 Common Stock purchase warrants exercisable at $0.375 per share, for an aggregate of 375,000 Common Stock purchase warrants with a weighted average exercise price of $0.30 per share. The Settlement provides that the warrants will expire five years from the date of issuance. The warrants were fully vested and non forfeitable at their date of issuance. The fair value of these warrants, which amounted to $34,736, is being accounted for in accordance with the measurement date provisions of EITF 96-18. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.15; risk–free interest rate of 3.22%; expected dividend yield zero percent; expected warrant life of 5 years; and current volatility of 103%. The Company had previously recorded $213,544 in stock-based compensation during 2006 and 2007 for the fair value of warrants that would have been earned under the agreement, resulting in a net credit to stock-based compensation in the amount of $178,808 during the nine months ended September 30, 2008.

Tactical Solution Partners, Inc. vs. Harary, et. al.

On December 4, 2007, the Company filed a complaint for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida (the “Court”) requesting that defendants Paul Harary, et. al. (collectively, the “Defendants”) be enjoined from selling, transferring or otherwise encumbering shares of our Common Stock and all of the Defendants’ shares, warrants or other stock purchase options be declared void, cancelled and returned to the Company’s treasury. The Company filed this complaint when it became aware of a federal securities investigation and civil proceedings initiated by the SEC relating to its stockholders Paul Harary and Douglas Zemsky, following distribution of SEC Litigation Release No. 20293 on September 24, 2007, which relates to the alleged illegal acquisition of American Financial Holdings, Inc. (“AFHI”) Common Stock and manipulation of the share price of AFHI during 2004 and 2005 and prior to the January 2006 share exchange between AFHI and Pelican. On January 23, 2008, the Court ordered a preliminary injunction enjoining the Defendants from selling, transferring or otherwise disposing of our shares of Common stock pending trial. On March 12, 2008, the parties participated in court-ordered mediation and verbally agreed to the terms of a settlement agreement to be memorialized in a written agreement. On April 1, 2008, the parties signed the settlement agreement. The settlement was approved by the Court and the action dismissed on April 7, 2008. As a result of the settlement, the warrant agreement and securities purchase agreement it entered into with the Defendants were each declared null and void. The parties also agreed to the surrender, cancellation and return to the Company's treasury approximately 238,000 shares of Common Stock registered in the names of the defendants and their nominees.

NOTE 4 – COMMITMENTS AND CONTINGENCIES - CONTINUED

Anthony Fareri vs. Tactical Solution Partners, Inc., et. al.

On or about April 14, 2008, Anthony Fareri (“Fareri”) filed suit against Tactical Solution Partners, Inc., n/k/a Brekford International Corp. (the “Company”), Signature Stock Transfer, Inc., Charley Wall, Ryan E. Kirch, Maris Licis, Michael B. Wall, David A. Tezza, Walter Kirk Herrick, Douglas McQuarrie, Edward Wolff, Chandra Brechin, Anne Rutherford, and Scott Rutherford, in the Circuit Court of the 17th Judicial Circuit In And For Broward County, Florida, Case No. 08-16293(02). The Complaint alleges in February 2005, Fareri surrendered approximately nineteen million five hundred thousand shares (the “Shares”) of stock in American Financial Holdings, Inc. (“AFHI”). The Complaint further alleges that the surrender of the Shares was subject to and conditioned upon the execution of a new shareholders’ agreement with Fareri and that such new shareholders’ agreement was never accomplished. As a result thereof, the Complaint purports to state causes of action against the Company for: (1) breach of fiduciary duty; (2) an equitable accounting; (3) a declaratory action; (4) constructive trust; and (5) unjust enrichment. On May 19, 2008, the Company removed the action to the United States District Court for the Southern District of Florida, Case No. 08-60753-CIV-Cohn/Seltzer. The Company vigorously denies the allegations contained in the Complaint. The action is currently in the discovery phase. The trial has been scheduled for the two week trial docket commencing February 2, 2009. Although management believes that the Company has strong defenses available to it in the case, there can be no assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

Reassignment of Executive Management

On July 8, 2008, the board of directors proposed to reassign the Company’s Chief Executive Officer, William A. Shafley, to a sales management position with the Company’s Brekford Armor and Brekford Training marketing groups (the groups are formerly the Tactical Solutions Options (“TSO”) division). Effective July 25, 2008, Mr. Shafley declined to accept the reassignment to the position of sales manager. On August 11, 2008, the Company received written notification from Mr. Shafley’s legal counsel of certain claims alleged by Mr. Shafley in connection with his employment with the Company. The letter states that Mr. Shafley is demanding a one-year severance of $210,000 and an unspecified number of Company stock options. On August 12, 2008, the Company provided a written response to Mr. Shafley’s legal counsel outlining defenses available to the Company in the dispute. The Company has not received a response from Mr. Shafley or Mr. Shafley’s legal counsel to the Company’s letter, nor have formal legal proceeding been initiated by Mr. Shafley as of the date of this quarterly report filed on Form 10-Q. The Company is currently unable to predict the outcome of this matter and cannot quantify the compensation, if any, upon settlement of the matter. Mr. Shafley continues to serve as a director of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

Lease of Offices from Peppermill Properties, LLC

The Company leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by the former shareholders of Pelican, Messers. C.B Brechin and Scott Rutherford, who are also officers, directors and principal stockholders of the Company. On January 1, 2004, the Company entered into a 5-year lease with Peppermill. For each of the nine months ended September 30, 2008 and 2007, rent expense amounted $20,700.

NOTE 6 – SHARE-BASED PAYMENTS

To date, the Company has issued restricted stock, warrants and granted non-qualified stock options to certain employees and non-employees at the discretion of the board of directors. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “Plan”). All stock options granted to employees prior to the approval of the Plan have exercise prices that are less than or equal to the fair value of the underlying stock at the date of grant and have terms of ten years. The vesting period of all options granted to date is 2 years and is dependent upon continued employment with the Company. To date, there have been no stock option grants under the Plan.

Aggregate stock-based compensation, including $163,206 for the fair value of vested restricted stock granted to employees, $78,125 for the fair value of employee stock options, $177,160 for the fair value of warrants

NOTE 6 – SHARE-BASED PAYMENTS - CONTINUED

to non-employees, a $178,808 net credit for the fair value of warrants forfeited in settlement of a legal contingency, and a $119,792 credit for the fair value of Common Stock returned in settlement of a legal contingency, for the nine months ended September 30, 2008 amounted to $119,891. Aggregate stock-based compensation, including $326,415 for the recognized but unvested portion of the fair value of restricted stock granted to employees, $353,750 for the fair value of restricted stock granted to non-employees, $103,125 for the fair value of employee stock options, $875,657 for the fair value of warrants to non-employees, for the nine months ended September 30, 2007 amounted to $1,658,947.

NOTE 7 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the three months ended September 30, 2008, sales to three customers, all of which are state or municipal governments or their agencies, represented approximately 7%, 12%, and 16% of net sales for the period, respectively. During the nine months ended September 30, 2008, sales to one customer, which is an agency of a state or municipal government, represented approximately 14% of net sales for the period. Accounts receivable from two customers amounted to 18% and 27%, respectively, of total accounts receivable at September 30, 2008.

During the three months ended September 30, 2007, sales to four customers, three of which are agencies of state or municipal governments represented approximately 11%, 12%, 16% and 26% of net sales for the period, respectively. During the nine months ended September 30, 2007, sales to three customers, all of which are agencies of state or municipal governments represented approximately 9%, 15%, and 18% of net sales for the period, respectively.

Major Vendors

The Company purchases substantially all notebook computers resold during the periods presented from three key distributors, one of which was added in 2008. During the three months ended September 30, 2008, purchases of notebook computers from these key vendors amounted to $566,524, $198,016, and $605,150, comprising approximately 22%, 8% and 23% of total cost of sales for the period, respectively. During the nine months ended September 30, 2008, purchases of notebook computers from these same vendors amounted to $2,089,679, $829,762 and $615,690, or approximately 26%, 10% and 8% of total cost of sales for the period, respectively.

During the three months ended September 30, 2007, purchases of notebook computers from two of these three key vendors amounted to $352,148 and $3,262,400, comprising approximately 6% and 60% of total cost of sales during the period, respectively. During the nine months ended September 30, 2007, purchases of notebook computers from two of these three key vendors amounted to $529,276 and $6,498,910, or approximately 5% and 65% of total cost of sales during the period, respectively.

In addition, the Company purchases substantially all vehicle mounting systems resold during the periods presented from a single distributor. During the three months ended September 30, 2008 and 2007, purchases of vehicle mounting systems from this vendor amounted to $118,037 and $570,967, or approximately 5% and 11% of total cost of sales during the periods, respectively. During the nine months ended September 30, 2008 and 2007, purchases of vehicle mounting systems from this vendor amounted to $346,497 and $814,799, or approximately 4% and 8% of total cost of sales during the periods, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than these vendors that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of any of these vendors could result in a temporary disruption of the Company’s operations.

NOTE 8 – SUBSEQUENT EVENTS

Resignation of Chief Financial Officer and Secretary

Effective October 31, 2008, the Company’s Chief Financial Officer and Secretary resigned from his position. As a result, the executive will return to the Company 3,129,904 unvested restricted shares.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford International Corp. (formerly Tactical Solution Partners, Inc.) and its subsidiary (the “Company”) for the nine and three months ended September 30, 2008 and 2007, respectively, and the financial condition of the Company at September 30, 2008. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2007 filed with its Annual Report on Form 10-K on March 18, 2008.

Forward-Looking Statements

Statements included in this Quarterly Report filed on Form 10-Q (“Form 10-Q”) that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our growth and actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) the effects of adverse general economic conditions, both within the United States and globally, and (iv) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts; (v) our ability to secure a replacement credit facility upon acceptable terms, and (vi) the general availability of debt and equity financing in view of the current economic crisis.

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

•

IT and office electronics products and services to federal, state agency and commercial customers;

•

Body armor products and tactical training and preparedness services, including training evaluation services we currently provide to the U.S. government.

In connection with our name change from Tactical Solution Partners, Inc. to Brekford International Corp., we have reorganized our two divisions, PelicanMobile and Tactical Solution Options ("TSO"), and are now offering an end-to-end suite of products and services under three marketing groups:

•

Brekford Upfitting:

•

Ruggedized mobile computing, video and communications products and services for homeland security and public safety environments, formerly the Company’s PelicanMobile Division;

•

Information technology products in support of homeland security and public safety back-office operations;

•

Bumper-to-bumper vehicle modification products and services, including specialized lights, sirens, prisoner cages and ballistics protection for homeland security, law enforcement, fire and emergency medical vehicles.

•

Brekford Armor: Personnel ballistics protection systems and tactical equipment designed for maritime environment; and,

•

Brekford Training: Fundamental military/soldier/first responder skill set training, tactical equipment and vulnerability/risk assessments to federal, state and local governments, formerly the Company’s Tactical Solution Options division.

The primary products and services from which we have earned revenue and will continue to earn revenue, primarily in the Mid-Atlantic region, comprising the states of Maryland, Virginia, Delaware, New Jersey and Pennsylvania, include rugged notebook computers, mounting systems, wireless data services including wireless Internet access and global positioning systems (GPS), mobile audio and video recording systems, and installation services of all the above components in first responder and commercial fleet vehicles under Brekford Upfitting. Primarily, we sell our products to state, local, utilities and commercial customers, but have also sold mobile data systems to federal law enforcement agencies as well. Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by extensive fragmentation and intense competition. As such, larger competitors may have greater buying power and therefore may be able to offer better pricing, which is a key factor in determining whether a contract will be awarded by local, state and federal agencies with limited budgets. In addition, although the majority of our sales are to governments and other government contractors with historically stable operating budgets, a significant economic downturn and recession will most likely have a detrimental effect on our rate of growth and, if long-term, an adverse effect on our financial condition and operating results.

To address these competitive pressures and industry trends, we intend to grow our revenues by:

•

Offering an expanded platform of products and higher-end technical services to our existing customers through our Brekford Upfitting marketing group;

•

Increasing our customer base by expanding our offerings into additional regions;

•

Offering municipal lease/financing options on full vehicle build-outs through a third-party financial services company;

•

Using the recently granted preferred “pre-negotiated” contract via GSA Schedule 84, which, along with the passage of the Local Preparedness Acquisition Act, management believes will benefit our Upfitting group by opening up our products and services to federal, state and local governments with which we have not done business before;

•

Targeting new industry verticals, such as healthcare; and,

•

Launching our Slick-Ticket™ electronic ticketing system.

Satisfaction of our cash obligations for the next 12 months

We are pursuing the above opportunities in the public safety vehicle upfitting market. Accordingly, our cash obligations are anticipated to increase over the next 12 months. The cash would be utilized to fund the hiring of sales and technical employees and business development and marketing expenses associated with our new products and services.

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

In August of 2006, we entered into a Loan and Security Agreement with a bank to provide us with up to $1.5 million in working capital financing in amounts equal to eighty percent (80%) of eligible accounts receivable. The Agreement was renewed in August of 2007 and expired on September 7, 2008. While we are currently negotiating a new Loan and Security Agreement with the bank, there can be no assurances we will be able to reach an agreement with this bank or another lender at acceptable terms, especially in light of the current economic situation, current restrictions on borrowing and the banking industry's limited capacity to make loans under banking regulatory requirements.

We believe our cash flows from operations, the 2007 Placement and certain restructuring and cost control measures we have implemented during the quarter are sufficient to sustain our operations through the next 12 months ending September 30, 2009. However, we anticipate that we will need additional funding to pursue our long-term strategy to further develop our upfitting business by (i) offering higher gross margin products and services, (ii) expanding our Upfitting operations throughout the Mid-Atlantic region, (ii) acquiring technical and sales personnel and, (iii) acquiring the resources necessary for our performance under local, state and federal government contracts we believe may be awarded. While we have various alternative plans to secure such financing, there can be no assurance that any such plans will be successful.

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

Significant changes in number of employees

The number of employees currently required to operate our business is currently 32 employees. In addition to our employees, we currently utilize one consulting firm providing investor and public relations services and a consultant providing information technology support. We do not anticipate hiring a significant number of employees over the next 12 months and when appropriate, we intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2008 and 2007 Compared

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

	Nine Months Ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Revenues	$9,405,530	$12,674,390	$(3,268,860)	(26)%
Cost of Sales	8,001,379	10,074,464	(2,073,085)	(21)%
Gross Profit	1,404,151	2,599,926	(1,195,775)	(46)%
Gross Profit Percentage of Revenue	15%	21%	—	—

Revenues

Consolidated revenues for the nine months ended September 30, 2008 amounted to $9,405,530 as compared to revenues of $12,674,390 for the nine months ended September 30, 2007, a decrease of $3,268,860 or 26%, primarily due to a decrease in sales of laptops, modems and installation services during the nine months ended September 30, 2008. Revenues from notebook computers amounted to $3,506,254 for the nine months ended September 30, 2008 as compared to $7,699,663 for the nine months ended September 30, 2007, a decrease of $4,193,409 or 54% as a result of selling 1,251 notebook computers versus 2,365, respectively, a decrease of 1,114 or 47%. In addition, the overall retail selling prices of notebook computers were lower during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Revenues from wireless modems amounted to $379,887 for the nine months ended September 30, 2008 versus $958,502 for the nine months ended September 30, 2007, a decrease of $578,615 or 60% as a result of selling 671 wireless modems versus 1,798, respectively, a decrease of 1,127 or 63%. In addition, revenues from installation services amounted to $229,863 for the nine months ended September 30, 2008 as compared to $579,127 for the nine months ended September 30, 2007, a decrease of $349,264 or 60% as a result of selling 569 versus 1,282 installations, respectively, a decrease of 713 or 56%. These decreases in revenues were off-set by increases in sales of office electronics. Revenues from sales of office technology equipment amounted to $1,804,906 for the nine months ended September 30, 2008 as compared to $162,060, an increase of $1,642,846 or 1,014%.

Cost of Sales

Cost of sales for the nine months ended September 30, 2008 amounted to $8,001,379 as compared to $10,074,464 for the nine months ended September 30, 2007, a decrease of $2,073,085 or 21%. The decrease is primarily due to the decrease in sales of notebook computers during the nine months ended September 30, 2008 versus the same period in 2007. This decrease was offset by the increase in sales of lower gross profit margin office electronics during 2008.

Gross Profit

Gross profit for the nine months ended September 30, 2008 amounted to $1,404,151 as compared to $2,599,926 for the nine months ended September 30, 2007, a decrease of $1,195,775 or 46%. Overall gross profit as a percentage of revenue decreased to 15% for the nine months ended September 30, 2008 from 21% for the nine months ended September 30, 2007. The decrease in gross profit is primarily due to the aforementioned decrease in sales and lower gross profit margins of office electronics during the nine months ended September 30, 2008 versus the comparable period in 2007, and an increase in sales of installation services during the nine months ended September 30, 2007. Had the additional office electronics and installation services not been sold during the respective periods, overall gross profit as a percentage of revenue would have been approximately proportional at 17% for each of the nine months ended September 30, 2008 and 2007.

Expenses:

	Nine Months Ended September 30,		Increase / (Decrease)
	2008	2007	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$1,489,611	$1,254,290	$235,321	19%
Stock-based compensation expense	187,016	1,658,947	(1,471,931)	(89)%
Selling, general and administrative expenses	1,759,310	956,166	803,144	84%
Total operating expenses	3,435,937	3,869,403	(433,466)	(11)%
Loss from operations	(2,031,786)	(1,269,477)	762,309	60%
OTHER INCOME (EXPENSE)
Stock and warrant accommodation	—	(1,930,110)	1,930,110	—
Interest expense	(9,411)	(49,648)	40,237	(81)%
Interest income	36,627	51,480	(14,853)	(29)%
Interest income	—	(1,366)	1,366	—
Net Loss	$(2,004,570)	$(3,199,121)	$(1,194,551)	(37)%

Salaries and related expenses

Salaries and wages paid in cash for the nine months ended September 30, 2008 amounted to $1,489,611 as compared to $1,254,290 for the nine months ended September 30, 2007, an increase of $235,321 or 19%. The increase is primarily due to the addition of an executive officer and other employees during the nine months ended September 30, 2008 that we did have during the comparable period in 2007.

As summarized in the table below, stock-based compensation expense for the nine months ended September 30, 2008 amounted to $187,016 as compared to $1,658,947 for the nine months ended September 30, 2007, a decrease of $1,472,931 or 89%.

	Nine Months Ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Stock-based Compensation Expense
Recognized portion of fair value of restricted stock granted to employees	$163,206	$326,415	$(163,209)	(50)%
Fair value of restricted stock granted to employees, vested portion	67,125	—	67,125	—
Fair value of Common Stock issued for services	—	353,750	(353,750)	—
Options granted to employees, vested portion	78,125	103,125	(25,000)	(24)%
Fair value of warrants issued for services	177,160	875,657	(698,497)	(80)%
Fair value of warrants issued in settlement of legal contingency	34,736	—	34,736	—
Fair value of warrants forfeited in settlement of legal contingency	(213,544)	—	(213,544)	—
Fair value of Common Stock returned in settlement of legal contingency	(119,792)	—	(119,792)	—
Total stock-based compensation expense	$187,016	$1,658,947	$(1,471,931)	(89)%

The decrease in stock-based compensation expense is due primarily to the amortization of restricted stock, warrants and Common Stock issued to non-employees for services that did not occur in 2008. Stock-based compensation expense for the nine months ended September 30, 2008 and 2007 represents the amortization over the term of the agreement for the fair value of stock-based compensation or employee stock options we issued in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2008 amounted to $1,759,310 as compared to $956,166 for the nine months ended September 30, 2007, an increase of $803,144 or 84%. The increase in selling, general and administrative expenses was primarily due to legal, accounting and professional fees associated with being a publicly traded company and preparation of SEC filings amounting to $513,501 for the nine months ended September 30, 2008 as compared to $350,008 for the nine months ended September 30, 2007, an increase of $163,493 or 47%. In addition, we had additional lease and office expenses associated with our new facility amounting to $295,695 for the nine months ended September 30, 2008 as compared to $166,288 for the nine months ended September 30, 2007, an increase of $129,407 or 78%. In addition, we had increased business development expenses related to our efforts to grow our revenues from sales of office electronics and armor protection systems amounting to $505,859 for the nine months ended September 30, 2008 as compared to $225,391 for the nine months ended September 30, 2007, an increase of $280,468 or 124%. Finally, we had expenses associated with certain uncollectable customer balances for the nine months ended September 30, 2008 amounting to $149,118 that we did not have during the nine months ended September 30, 2007. Although we have recently implemented measures to control expenses, we expect selling, general and administrative expenses to continue at present levels due to legal, accounting and professional fees associated with being an SEC reporting company.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2008 amounted to $3,435,937 as compared to $3,869,403 for the nine months ended September 30, 2007, a decrease of $433,466 or 11%. This decrease is primarily due to the decrease in stock-based compensation expense that was off-set by the increase in selling, general and administrative expenses and salaries paid in cash plus related expenses.

Securities Purchase Agreement and Warrants

On January 31, 2007, we entered into agreements to issue Common Stock and warrants to a stockholder who agreed to sell approximately 2.8 million shares of our Common Stock at $0.093 per share to a group of unrelated private investors introduced by our selling agent. During the nine months ended September 30, 2007, we recorded the aggregate fair value of the securities purchase agreement and warrants as other expense, which amounted to $1,930,110. The securities purchase agreement and warrants were later cancelled in connection with a legal settlement we entered into during the nine months ended September 30, 2008.

Net Loss

Net loss for the nine months ended September 30, 2008 amounted to $2,004,570 as compared to $3,199,121 for the nine months ended September 30, 2007, a decrease of $1,194,551 or 37%. The decrease in net loss is primarily due to the securities purchase and warrant agreements that we had during the nine months ended September 30, 2007 that we did not have during the nine months ended September 30, 2008. In addition, we had increased professional fees relating to investment banking services and legal and accounting costs as a result of becoming a publicly traded company and preparing SEC filings during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. These increases were off-set by the aforementioned decreases in stock-based compensation during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Results of Operations for the Three Months Ended September 30, 2008 and 2007 Compared

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

	Three Months Ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Revenues	$3,237,103	$6,897,748	$(3,660,645)	(53)%
Cost of Sales	2,600,914	5,458,499	(2,857,585)	(52)%
Gross Profit	636,189	1,439,249	(803,060)	(56)%
Gross Profit Percentage of Revenue	20%	21%	—	—

Revenues

Consolidated revenues for the three months ended September 30, 2008 amounted to $3,237,103 as compared to revenues of $6,897,748 for the three months ended September 30, 2007, a decrease of $3,660,645 or 53%. The decrease in revenues is primarily due to a decrease in sales of notebook computers, vehicle mounts and installation services during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Revenues from notebook computers amounted to $1,472,885 for the three months ended September 30, 2008 as compared to $4,060,679, a decrease of $2,587,794 or 64%, as a result of selling 491 notebook computers versus 1,299, respectively, a decrease of 808 or 62%. In addition, revenues from vehicle mounting systems amounted to $1,353,260 for the three months ended September 30, 2008 as compared to $1,098,504 for the three months ended September 30, 2007, a decrease of $254,756 or 23% as a result of selling 351 versus 1,266, respectively, a decrease of 915 or 72%. The decrease in revenue was also attributable to a decrease in revenues from the number of installations sold during the three months ended September 30, 2008 (256 installations) amounting to $85,897 versus $235,837 for the three months ended September 30, 2007 (483 installations), a decrease of $149,940 or 64%.

Cost of Sales

Cost of sales for the three months ended September 30, 2008 amounted to $2,600,914 compared to $5,458,499 for the three months ended September 30, 2007, a decrease of $2,857,585 or 52%, which is approximately proportionally matched to the decrease in revenues for the comparable periods.

Gross Profit

Gross profit for the three months ended September 30, 2008 amounted to $636,189 as compared to $1,439,249 for the three months ended September 30, 2007, a decrease of $803,060 or 56%. Overall gross profit as a percentage of revenue amounted to 20% for the three months ended September 30, 2008 compared to 21% for the three months ended September 30, 2007. The decrease in gross profits is primarily due to a decrease in sales of installation services for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Had the additional installation services not been sold during the period, overall gross profit as a percentage of revenue would have been 20% for the three months ended September 30, 2007.

Expenses:

	Three Months Ended September 30,		Increase / (Decrease)
	2008	2007	$	%
OPERATING EXPENSES
Salaries paid in cash and related expenses	$480,924	$427,232	$53,692	13%
Stock-based compensation expense	73,902	543,904	(470,002)	(86)%
Selling, general and administrative expenses	435,609	355,633	79,976	22%
Total operating expenses	990,435	1,326,769	(336,334)	(25)%
Loss from operations	(354,246)	112,480	(466,726)	(415)%
OTHER INCOME (EXPENSE)
Interest expense	(2,898)	(3,714)	816	(22)%
Interest income	8,041	18,061	(10,020)	(55)%
Other income (expense)	—	(1,366)	1,366	—%
Net Income (Loss)	$(349,103)	$125,461	$(474,564)	(378)%

Salaries paid in cash and related expenses

Salaries and wages paid in cash for the three months ended September 30, 2008 amounted to $480,924 as compared to $427,232 for the three months ended September 30, 2007, an increase of $53,692 or 13%. The increase is primarily due to additional employees we had during the three months ended September 30, 2008 that we did not have during the three months ended September 30, 2007.

As summarized in the table below, stock-based compensation expense for the three months ended September 30, 2008 amounted to $73,902 as compared to $543,904 for the three months ended September 30, 2007, a decrease of $470,002 or 86%.

	Three Months Ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Stock-based Compensation Expense
Recognized portion of fair value of restricted stock granted to employees	$51,277	$108,805	$(57,528)	(53)%
Fair value of restricted stock issued to employees, vested	750	—	750	—
Fair value of Common Stock issued for services	—	91,875	(91,875)	—
Options granted to employees, vested portion	21,875	34,375	(12,500)	(36)%
Fair value of warrants issued for services	—	308,849	(308,849)	—
Total stock-based compensation expense	$73,902	$543,904	$(470,002)	(86)%

The decrease in stock-based compensation expense is due primarily to the amortization of restricted stock, warrants and Common Stock issued to non-employees for services that did not occur in 2008. Stock-based compensation expense for the three months ended September 30, 2008 and 2007 represents the amortization over the term of the agreement for the fair value of stock-based compensation or employee stock options we issued in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 amounted to $435,609 as compared to $355,633 for the three months ended September 30, 2007, an increase of $79,976 or 22%. The increase in selling, general and administrative expenses was primarily due to expenses associated with certain uncollectable customer balances for the nine months ended September 30, 2008 amounting to $61,197 that we did not have during the nine months ended September 30, 2007.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2008 amounted to $990,435 as compared to $1,326,769 for the three months ended September 30, 2007, a decrease of $336,334 or 25%. This decrease is primarily due to the decrease in stock-based compensation expense that was off-set by the increase in selling, general and administrative expenses and salaries paid in cash plus related expenses.

Net Loss / Net Income

Net loss for the three months ended September 30, 2008 amounted to $349,103 as compared to net income of $125,461 for the three months ended September 30, 2007, a decrease in net income of $474,564 or 378%. The decrease in net income is primarily due to a decrease in gross profit and stock-based compensation expense for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. These decreases were off-set by the aforementioned increases in salaries paid in cash and related expenses as well as increased selling, general and administrative expenses we had as a result of certain uncollectable customer balances we had during the three months ended September 30, 2008 that we did not have during the three months ended September 30, 2007.

Liquidity and Capital Resources

We had working capital of $1,827,524 at September 30, 2008.

We anticipate our cash flows from operations, the net proceeds we received under the 2007 Placement and certain restructuring and cost control measures we have implemented during the quarter will be sufficient to sustain our operations through at least September 30, 2009. However, we may require additional financing to augment our working capital to fund the growth of our business. There can be no assurances we will have access to financing at terms acceptable to us to fund the growth of our business (including a Loan and Security Agreement we are currently negotiating) in light of the current economic situation, current restrictions on borrowing and the banking industry's limited capacity to make loans under banking regulatory requirements.

Since inception through September 30, 2008, we have financed our cash flow requirements through our operations, loans from our stockholders and an accounts receivable facility. Net cash used in operating activities for the nine months ended September 30, 2008 amounted to $1,342,496 as compared to net cash provided by operating activities amounting to $1,362,744 for the nine months ended September 30, 2007. Our negative cash flows from operations during the nine months ended September 30, 2008 is the result of work in process items that are awaiting delivery to our customers amounting to $510,221, the accrual of payroll withholding liabilities associated with stock-based compensation, and the value of Common Stock returned to us and warrants issued in the settlement of a legal dispute. Net cash used in investing activities amounted to $404,863 for the nine months ended September 30, 2008 versus $194,248 for the nine months ended September 30, 2007. Net cash used in financing activities amounted to $31,002 for the nine months ended September 30, 2008 as compared to net cash provided by financing activities amounting to $3,222,127 for the nine months ended September 30, 2007 as a result of the 2007 Placement.

The development of our Brekford Armor, Brekford Training and Brekford Upfitting groups continued to have a negative impact on our cash flows from operations, despite the fact that Brekford Armor and Brekford Training marketing groups generated revenues during the nine months ended September 30, 2008. Although many of the expenses associated with the development of the Brekford Armor and Brekford Training marketing groups have diminished and are being discontinued, as we have introduced restructuring and cost control measures to control expenses, including the termination of a contract sales arrangement for sales of office technology products in May of 2008, we have experienced negative cash flows from operations company-wide as we continue to build our business through the nine months ended September 30, 2008. We expect this trend in negative cash flows to continue until such time as we secure an increase in revenues by receiving contract awards to provide higher gross profit margin fleet upfitting products and services. Our prospects in doing so, however, must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering into new industries, starting up new divisions, and becoming a publicly traded company and filing periodic reports with the SEC. Such risks for us include, but are not limited to, expanding Brekford Upfitting, augmenting our suite of products and services through internal development, managing competition, managing the entry into new industries, such as healthcare, and managing growth. To address these risks, we must, among other things, expand our customer base throughout the Mid-Atlantic, implement and successfully execute our business and marketing strategy, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Application of Critical Accounting Policies and Pronouncements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments affecting the reporting amounts of assets and liabilities, expenses and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions we believe to be reasonable under the circumstances. We may also engage third party specialists to assist us in formulating estimates when considered necessary. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be different from actual amounts that may only be determined upon the outcome of one or more confirming events and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions. We believe the critical accounting policies below are affected by estimates, assumptions and judgments used in the preparation of our financial statements.

Accounts Receivable Allowance

We currently record an allowance against our gross accounts receivable based upon our best estimate of the amount of probable credit losses. Historically, our customers have primarily consisted of agencies of federal, state and local law enforcement agencies, and we have not experienced any material credit losses to date. Recently, we have begun selling products to commercial customers, which has required us to evaluate and establish credit limits by reviewing credit rating reports of customers. We continually review credit rating reports of customers as well as length of time receivables are past due and collection experience with the customer to determine or modify credit limits. For the nine months ended September 30, 2008, we reviewed specific historical collection experience with several accounts to determine an allowance for certain doubtful accounts, amounting to $181,402. We will continue to evaluate the financial conditions and payment history of our customers to determine if we need to record additional allowances in the future.

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

Effective January 1, 2006, we adopted SFAS 123R “Share-Based Payment” and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” accounting for share-based compensation based on the grant-date fair-value. Prior to January 1, 2006, we did not issue any share-based compensation to employees or service providers.

As a result of adopting SFAS No. 123R, effective January 1, 2006, and recording non-employee stock-based compensation in accordance with EITF 98-18, we recognized an aggregate of $187,016 and $1,658,947 in share-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively, and an aggregate of $73,902 and $543,904 for the three months ended September 30, 2008 and 2007, respectively. The impact of this share-based compensation expense on our basic and diluted earnings per share was immaterial for the nine and three months ended September 30, 2008 and approximately $(0.03) and $(0.01) per share for the nine and three months ended September 30, 2007.

Warrants and Other Derivative Financial Instruments

We apply the provisions of EITF 00-19 to all issuances of Common Stock purchase warrants and other free standing derivative financial instruments. Under the provisions of EITF 00-19, we classify any contracts that require physical settlement or net-share settlement, or provide us the option net-cash settlement or net-share settlement as equity. We classify as equity or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside our control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. We evaluate the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All our free standing derivatives, which principally consist of warrants to purchase Common Stock, at September 30, 2008, satisfy the criteria for classification as equity instruments.

Income Taxes

We apply the provisions of SFAS No. 109 “Accounting for Income Taxes” in determining our effective tax rate, provision for tax expense, deferred tax assets and liabilities and the related valuation allowance, all of which involves significant judgments and estimates. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that the asset is not more likely than not to be realized through future taxable earnings or implementation of tax planning strategies. We have a valuation allowance against the full amount of our net deferred tax assets, because in the opinion of management, it is not more likely than not that these deferred tax assets will be realized. Our effective tax rate in a given period could be affected if we determine the allowance is or is not required, or if we were required to pay amounts in excess of established reserves.

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

Item 4T.

Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Financial Officer and Principal Executive Officer, of the effectiveness of the Company's disclosure controls and procedures, as of September 30, 2008. Based on the evaluation as of September 30, 2008, the Prinicipal Executive Officer and Principal Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

In designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the costs-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events. Accordingly, internal controls, however well conceived, provide reasonable but not absolute assurance in that their design will succeed in achieving their stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

There have been no material developments in the previously reported legal proceedings during the period covered by this report.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2008, we granted an aggregate of 30,000 shares in a private offering to our three non-employee directors as compensation for past board service pursuant to our 2008 Stock Incentive Plan and director compensation plan.

The issuances of securities were exempt from registration under the Securities Act of 1933, as amended ("Securities Act") in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. A legend was placed on the stock certificates representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

On October 28, 2008, Mr. Ryan E. Kirch resigned from his positions as chief financial officer and secretary of the Company, effective at the close of business on October 31, 2008.  In connection with the resignation, the Company will cancel the 3,129,904 unvested shares of restricted common stock of the Company that had been granted to Mr. Kirch.

Effective November 1, 2008, the board of directors of the Company has appointed Mr. Tin Khin, age 62, to serve as the Company’s chief financial officer. The Company and Mr. Khin are currently negotiating the terms of his employment arrangement; however, the Company has agreed to pay Mr. Khin an annual base salary of $121,000, payable in accordance with the Company’s normal payroll practices.

Mr. Khin has served as the Company’s director of finance and business development since January 2008.  During this time he has been responsible for the daily operations and monitoring of the finances of the Company. In addition, Mr. Khin has been responsible for developing new customers, vendor relationships and new areas of business for the Company.

Prior to joining the Company, Mr. Khin worked for the Motor Vehicle Administration (“MVA”) of the State of Maryland from September 2004 until January 2008.  From August 2005 until January 2008, Mr. Khin served as divisional manager of the financial management division of the MVA, where he was responsible for formulating, monitoring and executing the agency’s annual operating budget.  From September 2004 to July 2006, Mr. Khin served as manager of the accounts payable and payroll section of the MVA, where he managed and supervised an annual payroll of approximately $90 million.  From December 1998 to January 2004, Mr. Khin served as the director of budget and finance of the Baltimore County Department of Social Services, where he was responsible for the preparation and monitoring of the budget and accounting division of the agency.  Mr. Khin earned a Bachelor of Commerce degree from the University of Rangoon in 1965 and holds a Professional Accountant certificate from Burma (1967).

Neither Mr. Khin nor any of his immediate family members have been a party to any transaction or currently proposed transaction with the Company that is reportable under Item 404(a) of Regulation S-K.  There are no family relationships between Mr. Khin and the Company’s directors and executive officers.

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

Brekford International Corp.

Date: October 31, 2008	By:	/s/ CHANDRA (C.B.) BRECHIN
Chandra (C.B.) Brechin
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2008	By:	/s/ RYAN E. KIRCH
Ryan E. Kirch
Chief Financial Officer and Secretary
(Principal Financial Officer)