Form 10-K
period 2008-12-31
Brekford International Corp.
filed 2009-03-23
CIK 1357115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2008
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

BREKFORD INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-52719	20-4086662
(State or Other Jurisdiction of Incorporation or Organization)	Commission File Number	(I.R.S. Employer Identification No.)

7020 Dorsey Road, Suite C

Hanover, Maryland 21076

(Address of Principal Executive Office) (Zip Code)

(443) 557-0200

(Registrant’s telephone number, including area code)

N/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $1,237,426.82 based upon the closing price reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 57,935,609 as of March 13, 2009

DOCUMENTS INCORPORATED BY REFERENCE: None

BREKFORD INTERNATIONAL CORP.

INDEX

PART I

ITEM 1.        BUSINESS

1

ITEM 1A.     RISK FACTORS

6

ITEM 1B.     UNRESOLVED STAFF COMMENTS

13

ITEM 2.        PROPERTIES

13

ITEM 3.        LEGAL PROCEEDINGS

13

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

15

ITEM 6.        SELECTED FINANCIAL DATA

16

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

16

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

24

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

47

ITEM 9A(T).

CONTROLS AND PROCEDURES

47

ITEM 9B.      OTHER INFORMATION

47

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

48

ITEM 11.      EXECUTIVE COMPENSATION

52

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

54

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

55

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

56

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

57

SIGNATURES

60

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof, to conform such statements to actual results or to changes in our opinions or expectations.

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

ITEM 1.

BUSINESS

Brekford International Corp. is a provider of rugged and non-rugged information technology (“IT”) equipment and integration services to the first responder, government and commercial markets in support of homeland security. Depending upon the context, the terms “BFDI,” “Company,” “we,” “our,” and “us,” refers to either Brekford International Corp. alone, or Brekford International Corp. and its subsidiary, Pelican Mobile Computers, Inc., (“Pelican”), collectively.

Overview

As a result of the events of September 11, 2001, the homeland security industry saw significant growth, from approximately $10 billion in 2000 to over $59 billion in 2006 (Source: Homeland Security Research Corporation). This growth is expected to continue, with worldwide government and business spending predicted to reach $178 billion annually by 2015 (Source: WAM (United Arab Emirates News Agency), December 2007). Operating within the broader homeland security industry, the majority of the revenue we have earned and cash we have generated since 2004 has been as the result of appropriations and grants by the U.S. federal government to state and local agencies for the development of more robust computing and interoperable communications platforms.

The products and services from which we have earned revenue include:

•

Rugged and non-rugged mobile communications equipment and integration services for public safety and government customers (police, fire and emergency medical services (“EMS”));

•

IT and office electronics products and services to federal, state agency and commercial customers;

•

Body armor products and tactical training and preparedness services, including training evaluation services we provided to the U.S. government prior to the sale of that division.

Until recently, our business was organized into two operating divisions—our PelicanMobile division and our Tactical Solution Options (“TSO”) division. Our PelicanMobile division sells IT products and services in support of homeland security, offering integrated, feature-rich “office-in-the car” rugged mobile communication solutions and IT products addressing back-office agency operations. As clearly evidenced in recent national emergencies, the rapid dissemination of real-time information is critical to determine and assure timely and precise resource allocation by public sector decision makers. We have also expanded our installation capabilities to provide law enforcement and first responder customers with turnkey fleet “upfitting” services including, but not limited to wiring, lighting, sirens, radar systems, and armoring. Our TSO division, which we recently sold in December 2008, was formed for the design and delivery of maritime and riverine security, law enforcement, and anti-terrorism training and preparedness solutions to the private, commercial, and government sectors. This division did not generate a substantial amount of revenues for us and in November 2008, we determined that due to limited profit margins and market opportunity, we would no longer seek to expand our business in this area.

Although we have not yet experienced a significant adverse effect from the economic recession occurring in the United States, the information technology industry overall is affected by general economic conditions including the effects of inflation, recession, unemployment, trends in national and global economies and other factors beyond our control. An economic recession or a delayed economic recovery over a prolonged period of time in our primary market area could cause a decrease in the level of spending by our primary customers, local and municipal governments, and thereby cause operating losses, impairment of liquidity and erosion of capital. We cannot assure you that adverse changes in the economy would not have a material effect on our future consolidated financial condition, results of operations and cash flows. Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

History of the Business

The Company was originally incorporated under the laws of Delaware on May 27, 1998 as California Cyber Design, Inc. (“CCDI”). CCDI changed its name to American Financial Holdings, Inc. (“AFHI”) on August 11, 2004. The Company’s predecessor, Pelican, was incorporated in Maryland on November 3, 1997. On January 6, 2006, Pelican completed a share exchange transaction with AFHI, a publicly-traded corporation with no operations, whereby the shareholders of Pelican exchanged each issued and outstanding share of Pelican (1,000 shares issued and outstanding at the time of the share exchange) for 25,000 shares of AFHI on a post-split basis (the “Share Exchange”) with an aggregate of 25,000,000 shares of Common Stock of AFHI issued to the former shareholders of Pelican. At the time of the Share Exchange, the existing stockholders of AFHI retained 5,512,103 shares of AFHI’s outstanding Common Stock after the cancellation of approximately 2,549,000 shares of Common Stock by certain AFHI stockholders to facilitate the Share Exchange. As a result, the former shareholders of Pelican became the majority stockholders of AFHI. Upon completion of the Share Exchange, AFHI changed its name to Tactical Solution Partners, Inc. with Pelican surviving as a wholly-owned subsidiary of the Company. On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp.

During the fiscal year ended 2008, after reviewing the non-vehicle equipment sales and training services provided by our TSO division, we determined that due to limited market opportunity, coupled with the high costs of development of this division, we would no longer seek to expand our business in these areas. As a result, on December 8, 2008 (“Closing Date”), we sold all of the assets, including any contracts, teaming agreements and intellectual property relating to the TSO division to TSO Armor and Training, Inc., a Virginia corporation (the “Buyer”) owned and managed by members of our TSO division’s management, specifically Michael B. Wall, the then-current general manager and Captain David A. Tezza, the then-current director of business development. The purchase price was the Buyer’s payment of all of our obligations as of November 30, 2008 under the lease agreement between us and Greenbrier Point Partners, L.P, for the property located in Chesapeake, Virginia (“Virginia Lease”). In addition, the Buyer agreed to pay us two percent (2%) of the net profit generated from sales of ArmoRight™ products existing on the Closing Date for up to two years from the Closing Date up to a maximum of $110,000. We are not entitled to any payment, however, for ArmoRight products developed by the Buyer after the Closing Date. In connection with the sale, we entered into a sublease agreement whereby the Buyer assumed all of our obligations under the Virginia Lease. Finally, we retained all rights to services and products listed on the GSA Schedule 84 that were used in connection with operation of the TSO division, however, we agreed to grant the Buyer an exclusive license with respect to such services and products for a period of two (2) years. For each sale, the Buyer is required to pay us a fee equal to six percent (6%) of the final contract price as agreed to by the customer for that sale; provided, however, that the Buyer has retained the right to establish its own GSA schedule, in which the Buyer would have exclusive rights to all generated revenues.

Our Business

The Company currently provides end-to-end mobile communications, information technology and vehicle upfitting solutions including:

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

The Company’s customers principally include municipal police departments, state and municipal public safety agencies and, from time to time, commercial businesses.

Products and Services.

Law enforcement agency, fire department and EMS personnel have unique requirements for fleet vehicle upfitting and IT equipment to include characteristics such as ruggedness and reliability. The equipment must be able to work in extreme environments that include high levels of vibration and shock, wide temperature ranges, varying humidity, electromagnetic interference and voltage and current transients. Our rugged and non-rugged IT products and mobile data communication systems provide public safety workers with the unique functionalities necessary to enable effective response to emergency situations.

We believe that we distinguish ourselves from other value added resellers of rugged and non-rugged IT products through our commitment to engineering and development, ease of procurement, and sustained relationships. Our engineers provide system design, development, and integration services. We offer expertise in rugged laptops; wireless mobile data; complete mounting solutions; expert vehicle installation; vehicle global positioning systems (“GPS”) and automatic vehicle location (“AVL”) solutions; and systems design & prototyping.

In addition, we recently announced the introduction of our Slick-Ticket™ product in September 2008, which is a fully portable over the seat organizer for public safety vehicles, specially designed to house a printer and scanner to allow officers to quickly access driver's license and registration information as well as issue tickets, warnings and citations. As law enforcement agencies migrate to electronic ticketing, we are positioning Slick-Ticket™ as an essential, cutting-edge component for officers looking to streamline their ticketing process while at the same time freeing up the limited space available in their vehicles. As of the date of this report, we have sold approximately 900 Slick-Ticket™ units.

Strategic and Teaming Relationships.

We utilize unique design and strategic corporate and customer relationships to develop proprietary product offerings that materially expand wireless connectivity for the mobile user. Our primary supplier of communications equipment is Panasonic Computer Company, a leading manufacturer and supplier of rugged mobile computers. In 2004, Pelican was the Panasonic Reseller of the Year for all state and local markets in the United States. Additionally, we are a certified participant in the Panasonic Toughbook Premier Partner Program (“TP3”) and are the sole authorized Maryland provider of Panasonic rugged and semi-rugged mobile products.

Purchasing and Order Fulfillment.

We work with manufacturers and distributors to secure the lowest cost possible while taking advantage of any available incentives in order to maximize product margins, provide competitive pricing and minimize delivery time to our customers. Typically, once our sales persons receive orders from our customers, we then purchase the required products from manufacturers such as Panasonic and then sell (and where necessary install) the products to our customers.

Acquisition Strategy.

Assuming adequate future funding, we intend to explore the acquisition of profitable and complementary companies and businesses that serve the law enforcement and first responder markets. Of specific interest are developers of pursuit management systems and technology, real-time case management and criminal analysis software solutions as well as providers of turnkey fleet upfitting solutions across the U.S. Within the next twelve to twenty-four months, we will seek to identify a complementary business or businesses for acquisition in the public safety technology product and fleet vehicle upfitting industries. The funding we will need to consummate one or more acquisitions is difficult to determine and highly variable based on the composition of the target company. However, we estimate that the funds needed to consummate a complementary acquisition would be significant relative to our present capital resources.

Operating Losses.

For the years ended December 31, 2008 and 2007, we incurred operating losses in the amounts of approximately $1.5 million and $1.9 million, respectively. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit.

Business Strategy

The primary products and services from which we have earned revenue and anticipate we will continue to earn revenue, include rugged notebook computers, mounting systems, wireless data services including wireless Internet access and global positioning systems (GPS), mobile audio and video recording systems, and installation services of all the above components in first responder and commercial fleet vehicles. The majority of our sales occur in the Mid-Atlantic region, which is comprised of the states of Maryland, Virginia, Delaware, New Jersey and Pennsylvania. Primarily, we sell our products to state and local government and commercial customers, but have also sold mobile data systems to federal law enforcement agencies as well. Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by extensive fragmentation and intense competition. As such, larger competitors may have greater buying power and therefore may be able to offer better pricing, which is a key factor in determining whether a contract will be awarded by local, state and federal agencies with limited budgets. In addition, although the majority of our sales are to government agencies and other government contractors with historically stable operating budgets, the significant economic downturn and recession has had and will most likely continue to have a detrimental effect on our rate of growth and, if long-term, an adverse effect on our financial condition and operating results.

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

•

Using the recently granted placement on the General Services Administration (“GSA”) Schedule 84, a preferred, pre-negotiated contract that provides significant revenue opportunities from federal, state and local governments, which, along with the passage of the Local Preparedness Acquisition Act, management believes will benefit our upfitting group by opening up our products and services to federal, state and local governments with which we have not done business before;

•

Targeting new industry verticals, such as healthcare; and,

•

Launching our private label products such as our Slick-Ticket™ electronic ticketing system.

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

Key Customers

We depend on a limited number of significant customers. The majority of our revenue has been generated from contracts with police and fire agencies and large commercial federal government contractors within the state of Maryland. While we sold products and services to over 200 customers in 2008, sales to one customer, which is an agency of a municipal government, represented approximately 13% of net sales and 49% of total accounts receivable at December 31, 2008. During the year ended December 31, 2008, sales to government and commercial customers represented 86% and 14% of net sales for the year, respectively.

Competition, Our Position in the Industry and Methods of Competition

We compete at the business unit level with other providers of mobile communications solutions and IT equipment. The market for rugged mobile communication and non-rugged IT equipment for federal, state and local governments is comprised of different types of resellers, including “distributors,” “retailers,” “value-added resellers” and “full service systems integrators.”

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

Value-added resellers and full service systems integrators work with their customers from concept through build-out and post-sale support of the mobile data solution and IT products. Unlike distributors and retailers, we work with customers during the requirements definition stage of a mobile data solution or IT product set, taking into consideration:

•

End-user type and requirements;

•

Vehicle type and model;

•

Computing environment, such as non-rugged, semi-rugged, fully rugged or military-specification;

•

Back-office and administrative technology requirements;

•

Mounting solution ergonomics; and

•

Data connectivity options and integration.

We believe the primary competitive factors for us include:

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

•

Relationship with Panasonic as a Toughbook Premier Partner in the Mid-Atlantic region for the public safety and utilities verticals and brand recognition and status of Panasonic as the worldwide leader in rugged notebook computers; and

•

Post-sale engineering, technical and customer support.

Research and Development

During 2008, we incurred approximately $100,000 in costs relating to research and development for the TSO division, which was expensed due to the sale of the TSO division in December 2008. We have not previously capitalized research and development costs and did not have any at December 31, 2008. Except as set forth above, we have not conducted any other significant research and development activities in the last two fiscal years and do not have any specific plans for research and development in 2009. The costs for developing a new integration solution for a mobile data and computing installation in a new type of vehicle (pursuant to a contract), for example, would be recognized as installation costs and reflected in the financial statements as cost of sales. As a result, any new intellectual property would be developed under a customer contract, and the costs of this development would be recognized as a project cost and represented on the financial statements as cost of sales. We are able to develop new installation solutions and training curricula for circumscribed projects without material spending on research and development.

Intellectual Property

We intend to protect our original intellectual property through a combination of non-compete and confidentiality agreements, along with patents, copyrights and/or trademarks as appropriate. Copyright laws and applicable trade secret laws may protect some of our intellectual property, however, we have not initiated the process of applying for any federal copyright, trademark or other similar registration.

Employees

As of March 13, 2009, we employed 23 full-time and no part-time employees. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements.

We anticipate hiring additional employees to ensure timely delivery of customer projects as necessary. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Corporate Information

Our principal executive offices are located at 7020 Dorsey Road, Suite C, Hanover, Maryland 21076, and our telephone number is (443) 557-0200. Our website is located at www.brekford.com.

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

We have incurred operating losses during our last two fiscal years and may not become a profitable enterprise.

We incurred operating losses of approximately $1.5 million and $1.9 million for the fiscal years ended December 31, 2008 and 2007, respectively, and our accumulated deficit amounted to approximately $8.2 million at

December 31, 2008. Our profitability is dependent upon management’s ability to increase our revenues, reduce our cost of sales and operating expenses and develop profitable operations. There can be no assurances that we will achieve our goal of profitable operations.

Decreases in government fiscal spending could have a negative effect on our sales, gross margin, and cash flow.

All of our sales during the fiscal year ended December 31, 2008 were to government customers, particularly local and municipal governments. The current economic recession has, and is expected to continue to, put pressure on state and local government budgets as tax and other revenues decrease while certain other costs increase. Changes in government spending policies or budget priorities could directly affect our financial performance. Among the factors that could materially harm our business are:

•

A significant decline in spending by government customers in general or by specific departments or agencies in particular;

•

Changes in the structure, composition and/or buying patterns of government customers;

•

The adoption of new laws or regulations changing procurement practices; and

•

Delays in the payment of our invoices by government payment offices.

These or other factors could cause government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate any existing contracts, or to refuse to enter into any new contracts, any of which would cause us to lose potential future revenues. Furthermore, a prolonged economic recession or a delayed economic recovery over a prolonged period of time in the Mid-Atlantic region, our primary market area, could cause a decrease in the level of technology spending by our primary customers, local and municipal governments, and thereby cause operating losses, impairment of liquidity and erosion of capital. These adverse changes in the economy could have a material effect on our future consolidated financial condition, results of operations and cash flows.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. financial system or economy or benefit us.

On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 in response to the financial crises affecting the banking system and financial markets. The U.S. Department of the Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. Subsequently, on February 17, 2009, President Obama signed the American Recovery and Reinvestment Act, to stimulate the economy. There can be no assurance, however, as to the actual impact that these programs and legislation or any other governmental program will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the economy. The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy is expected to materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.

Current levels of securities and financial market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers which effects may or may not be directly related to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Changes in the IT industry or the general economic environment may reduce demand for our products and services, adversely affecting our financial results and condition.

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, general economic conditions, shifts in demand for, or availability of, computer products, peripherals and software and IT services and industry introductions of new products, upgrades or methods of distribution. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales, and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes. Due to the current economic environment, a significant downturn in our customers’ budgets and in general economic conditions could result in reduced information technology spending budgets, thus resulting in a decreased demand for our products and services, therefore, harming our business.

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

We purchased substantially all laptop computers that we resold during the year ended December 31, 2008 from a single distributor. Revenues from laptop computers, which amounted to approximately $5,519,000 for the year ended December 31, 2008, comprised approximately 41% of our total revenues for the year. In addition, we purchase custom-designed laptop mounts for vehicles from a single vendor. Revenues from laptop vehicle mounts, which amounted to approximately $938,000 for the year ended December 31, 2008, comprised approximately 7% of our total revenues for the year. While we believe that alternative sources of these products are available, we have yet to identify sources other than these two vendors that have the ability to deliver these products to us within the time frames and specifications that we currently demand.

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

Our ability to expand from a value-added reseller of products to a high-end solutions provider has certain risks which may impact future results.

Our strategy is dependent upon our ability to transform our business from one that resells, integrates, installs and services commodity IT products to one that provides high-end upfitting and integration solutions to its state and federal law enforcement and commercial fleet customers. A number of risks are inherent in this strategy. We may not be able to successfully transform our workforce into one having the technical skills to provide more complex technology to customers. Services and solutions require different internal accounting, tracking, and project management procedures, and there is no assurance we will be able to develop and implement those necessary procedures. We also will need to develop certain internal technical capabilities to identify, develop, market and sell more complex solutions, and there is no assurance we will be successful in these endeavors.

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

We plan to grow in the future should we identify an appropriate and complementary business combination candidate, which will require, in part, the constant addition of new personnel in all areas of operations. Even if we are successful in finding and hiring the appropriate personnel, there will be a significant strain placed on our managerial, operational, reporting, and financial resources. We have taken preliminary steps to put in place the necessary legal, accounting, human resource management, and other relationships and tools to enable us to deal with this growth more efficiently. However, there can be no assurance that we will be able to successfully manage our growth.

Additionally, our growth strategy and ability to generate revenues and profits is dependent upon our ability to:

•

develop and provide new services and products;

•

establish and maintain sales and distribution channels;

•

develop new business opportunities;

•

maintain our existing clients and develop the organization and systems to support these clients;

•

establish financial and management systems;

•

obtain adequate financing on acceptable terms to fund our growth strategy;

•

develop and expand our client and customer bases; and

•

negotiate agreements on terms that will permit us to generate adequate profit margins.

Our failure with respect to any or all of these factors could impair our ability to successfully implement our growth strategy, which could have a material adverse effect on our results of operations and financial condition.

All of our sales presently occur within the Mid-Atlantic geographic region and this concentration of sales heightens our exposure to adverse developments related to competition, economic change and demographic changes.

Our existing revenues are geographically concentrated predominantly in the Mid-Atlantic region, particularly the State of Maryland. Due to the geographic concentration of our sales in this region, our results of operations and financial condition may be subject to fluctuations in regional economic conditions, and may be adversely effected by a decrease in government budgets as a result of the current economic crisis that may affect our customers’ level of spending on information technology. Unfavorable business, economic or regulatory conditions in the State of Maryland or in the surrounding states could impact our business disproportionately in comparison to similar companies in other geographic locations. Additionally, our concentration of sales in this geographic region heightens our exposure to adverse developments related to competition. Thus, poor economic conditions in the limited markets we serve and other factors beyond our control could have a material adverse effect on our results of operations that we may not otherwise experience if our business was more geographically diversified.

We have incurred and will continue to incur costs as a result of becoming a reporting company.

Prior to September 2007, we did not file reports with the SEC and had no history operating as a reporting company. The Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we are required to file periodic and current reports, proxy statements and other information with the SEC and we have had to adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures. As a reporting company, we incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations. Management has also been engaged in assisting executive officers, directors and, to a more limited extent, stockholders, with matters related to insider trading and beneficial ownership reporting. We are required to establish, evaluate and report on our internal control over financial reporting and in the future will be required to have our registered independent public accounting firm issue an attestation as to such reports.

We have incurred, and expect to continue to incur, general and administrative expenses as a reporting company. We also believe that compliance with the myriad rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

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

A penny stock is generally defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as any equity security other than a security that: (i) is a national market system stock listed on a “grandfathered” national securities exchange, (ii) is a national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our transaction price is currently less than five dollars. Therefore, if we have net tangible assets of $2,000,000 or less or average revenues of less than $6,000,000 for three consecutive years, transactions in the Common Stock become subject to the “penny stock” rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities. Since our Common Stock is subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed and stockholders may find it more difficult to sell their shares of Common Stock.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2009, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. During the course of testing, we may, from time to time, identify deficiencies which we may not be able to remedy.

In addition, if we fail to achieve or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

We depend on the revenues of a limited number of customers and the loss of one or more of these customers may have a material adverse effect on our results of operations.

Both of our divisions depend on a limited number of significant customers. The vast majority of revenue has been generated from government agency contracts within the state of Maryland. The loss of one or more significant customers could have a material adverse effect on our business and our consolidated results of operations. During the year ended December 31, 2008, sales to one customer which is an agency of a municipal government represented 13% of net sales and 49% of total accounts receivable at December 31, 2008. Accounts receivable due from one other customer amounted to 17% of total accounts receivable at December 31, 2008.

If we lose the services of our key management or other advisors, our business and ability to attain profitable operations would suffer.

The success of our business is highly dependent on our management. In addition, we require skilled personnel in areas such as business and product development. Furthermore, we do not currently have employment agreements with any of our key members of management, and therefore, our employees may terminate their employment at any time. If we lose the services of any key personnel, our business, financial condition and results of operations could be materially and adversely affected.

We encounter intense competition from substantially larger and better financed companies in the IT products and services markets.

The sectors in which we operate are highly competitive and are served by numerous international, national and local firms. There can be no assurance that we will be able to compete effectively in these markets. Market participants include systems consulting and integration firms, the internal information systems groups of our prospective clients, professional services companies, hardware and application software vendors, divisions of both large integrated technology companies and outsourcing companies and federal and state government contractors. Many of these competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the IT products and related services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the IT products and related services markets. Our success will depend upon our ability to penetrate our target market for technology solution providers and homeland security products. We compete with more established entities with greater financial resources, longer operating histories and greater recognition in the marketplace than we have. Our competitors include GTSI Corp, Insight Enterprises, Inc., Applied Marine Technology, Inc., Blackwater USA, SeaSecure LLC, Tactical Advantage Group, Inc., Strategic Operations, LINXX Security Services, Triple Canopy, Inc., and Specialized Tactical Training Unit. It is also possible that previously unidentified competitors may enter the marketplace and decrease our likelihood of acquiring increased market share. Our failure to develop, maintain and continually improve our distribution process could prevent us from attaining sufficient market share. If we are unable to respond and compete in these markets, it will have a material adverse effect on our business, results of operations and financial condition.

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

We are controlled by our principal stockholders and management, which will limit your ability to influence our operations and may affect the likelihood that you will receive a premium for your securities through a change in control..

Our executive officers, directors and principal stockholders and their affiliates own approximately 48,675,500 shares, or 84% of the outstanding shares of Common Stock as of March 13, 2009. Management effectively controls us and directs our affairs and has significant influence in the election of directors and approval of significant corporate transactions. The interests of these stockholders may conflict with those of other stockholders. This concentration of ownership may also delay, defer or prevent a change in control of us and some transactions may be more difficult or impossible without the support of these stockholders.

Our Common Stock has a very limited trading market, which may affect your ability to buy and/or sell our shares.

Our Common Stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”), an interdealer electronic quotation service that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange. In addition, trading in our Common Stock has historically been extremely limited. This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

We do not intend to pay dividends and, therefore, you may not realize any return on your investment prior to a sale of your shares.

We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends to our stockholders in the foreseeable future.

Our bylaws provide for our indemnification of our officers and directors.

Our bylaws require that we indemnify and hold harmless our officers and directors, to the fullest extent permitted by law, from certain claims, liabilities and expenses under certain circumstances and subject to certain limitations and the provisions of Delaware law. Under Delaware law, a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, against expenses, attorneys fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with an action, suit or proceeding if the person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation. With respect to a criminal action or proceeding, such officer, director or employee or agent must have had no reasonable cause to believe his conduct was unlawful. Therefore, a stockholder suing on behalf of the Company may have a more limited right of action against the board of directors than he would have in the absence of this indemnification provision. In addition, if our officers or directors become exposed to liabilities invoking the indemnification provision, we could be exposed to additional unreimbursable costs, including legal fees. Extended or protracted litigation could have a material adverse effect on our cash flow.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this Annual Report.

ITEM 2.

PROPERTIES

Our corporate headquarters and first responder technology integration center is located in Hanover, Maryland in an approximately 22,000 square foot office and warehouse facility which is leased at various monthly rates for a 92-month term expiring on January 15, 2015. Prior to December 31, 2008, we leased an office and warehouse facility in Glen Burnie, Maryland for warehousing which expired on December 31, 2008. We also lease a Class A office located in Chesapeake, Virginia, that is subleased to former employees of the Company. We believe these existing facilities are in good or excellent condition and are adequate for our current needs.

ITEM 3.

LEGAL PROCEEDINGS

Anthony Fareri vs. Tactical Solution Partners, Inc., et. al.

On or about April 14, 2008, Anthony Fareri (“Fareri”) filed suit against the Company, Signature Stock Transfer, Inc., Charley Wall, Ryan E. Kirch, Maris Licis, Michael B. Wall, David A. Tezza, Walter Kirk Herrick, Douglas McQuarrie, Edward Wolff, Chandra Brechin, Anne Rutherford, and Scott Rutherford (collectively, the “Defendants”), in the Circuit Court of the 17th Judicial Circuit In And For Broward County, Florida, Case No. 08-16293(02). The Complaint alleges in February 2005, Fareri surrendered approximately nineteen million five hundred thousand shares (the “Shares”) of stock in AFHI. The Complaint further alleges that the surrender of the Shares was subject to and conditioned upon the execution of a new shareholders’ agreement with Fareri and that such new shareholders’ agreement was never accomplished. As a result thereof, the Complaint purports to state causes of action against us for: (1) breach of fiduciary duty; (2) an equitable accounting; (3) a declaratory action; (4) constructive trust; and (5) unjust enrichment. Fareri sought damages in excess of $75,000, as well as an adjudication as to his alleged rights of ownership in approximately 19,5000,000 shares of our common stock and constructive trust on certain shares of our common stock. On May 19, 2008, we removed the action to the United States District Court for the Southern District of Florida, Case No. 08-60753-CIV-Cohn/Seltzer. On November 7, 2008, the parties filed a stipulation for settlement with the Court, whereby we agreed to pay Fareri $15,000 in exchange for a full release of any and all claims against the Defendants. On November 13, 2008, the Court approved the stipulation for settlement, dismissed the action with prejudice and reserved jurisdiction to enforce the stipulation. We paid Fareri the settlement amount in full on October 31, 2008.

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, we filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The Complaint alleges that on or about July 29, 2008, we agreed to purchase from Woot, and Woot agreed to sell to us, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000.00 (the “Contract Price”). We paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. Woot breached the contract by failing to deliver the Goods to the third party as directed. We demanded Woot return the full Contract Price to us but Woot has failed and refused to do so. As a result of Woot’s breaches, we are seeking damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. We have not yet responded to the motion but intend to do so in the near future.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 19, 2008, at the 2008 annual meeting of the stockholders of the Company, a vote on the election of the Class I director for a three-year term and removal of a Class II director for cause, took place with the following results:

Election of Directors:

AUTHORITY	FOR	WITHHELD
Douglas DeLeaver	30,804,358	20,017,726

Removal of Class II director for cause:

	FOR	WITHHELD
William A. Shafley	30,804,358	20,017,726

The following Class II Directors remain in office until the 2009 annual meeting of stockholders and until their respective successors have been duly elected and qualified or until their resignation or removal: Bruce Robinson, Esq., and Jessie Lee, Jr.

The following Class III Directors remain in office until the 2010 annual meeting of stockholders and until their respective successors have been duly elected and qualified or until their resignation or removal: C.B. Brechin and Scott Rutherford.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 13, 2009, we had approximately 60 stockholders of record, solely based upon the count our transfer agent provided us as of that date. This number does not include:

•

any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

•

broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

On January 30, 2008, our Common Stock began trading on the OTCBB. Prior to January 30, 2008, our Common Stock had been quoted over-the counter on the Pink Sheets LLC electronic quotation service. Our Common Stock is not listed on any national or regional securities exchange.

The following table sets forth, for the periods presented, the high and low bid price ranges of our Common Stock as reported on the OTCBB and Pink Sheets LLC. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2007:
First Quarter	$0.90	$0.30
Second Quarter	$1.35	$0.41
Third Quarter	$0.75	$0.27
Fourth Quarter	$0.35	$0.08

Fiscal year ended December 31, 2008:
First Quarter	$0.35	$0.11
Second Quarter	$0.34	$0.07
Third Quarter	$0.11	$0.01
Fourth Quarter	$0.06	$0.01

Dividends

We have never declared or paid dividends on our Common Stock. We intend to use retained earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan

The following table provides information as of December 31, 2008 with respect to employee compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights Column (a)	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights Column (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) Column (c)
Equity compensation plans approved by security holders (1)	—	—	7,980,000
Equity compensation plans not approved by security holders	—	—	—

———————

(1)

On February 19, 2008, our board of directors approved a 2008 Incentive Stock Plan, which was subsequently approved by the stockholders on April 25, 2008.

Unregistered Sales of Equity Securities and Use of Proceeds

Except as provided herein, all unregistered sales of securities issued during the fiscal year ended December 31, 2008 have been previously reported on the Company’s quarterly reports on Form 10-Q.

During the third quarter of 2008, in consideration for the settlement of litigation, the Company issued to Birch Systems, LLC (i) 175,000 Common Stock purchase warrants exercisable at $0.25 per share, (ii) 100,000 Common Stock purchase warrants exercisable at $0.3125 per share, and (iii) 100,000 Common Stock purchase warrants exercisable at $0.375 per share, for an aggregate of 375,000 Common Stock purchase warrants with a weighted average exercise price of $0.30 per share. The warrants will expire five years from the date of issuance. The warrants were fully vested and non-forfeitable at their date of issuance. No underwriting discounts or commissions were paid in connection with the issuance of the warrants.

The issuances of securities were exempt from registration under the Securities Act of 1933, as amended ("Securities Act") in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. A legend was placed on the warrant and will be placed on the common stock underlying the warrants representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 6.

SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto and other financial information appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements relating to our future events or our future financial performance. These forward-looking statements involve certain risks, uncertainties and assumptions. In light of these risks and uncertainties, the forward-looking events discussed in this Annual Report might not occur. Our actual financial results and performance may differ materially from those anticipated. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the matters set forth in “Risk Factors,” “Business” and elsewhere in this Annual Report. You are cautioned not to place undue reliance on forward-looking statements contained in the Annual Report as they speak only as of the date on the front cover of this Annual Report. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Forward-Looking Statements” in Part I of this Annual Report.

Overview

We are a provider of fully integrated vehicle upfitting, rugged technology solutions geared towards mission critical operations. For more than a decade, we have provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the Mid-Atlantic region. Through strategic partnerships with top companies, we are able to provide products and vehicle upfitting services specially designed for public safety, law enforcement and emergency first responder vehicles and back office operations.

The current products and services from which we earn revenue include:

•

Rugged and non-rugged mobile communications equipment and integration services for public safety and government customers (police, fire and emergency medical services (“EMS”));

•

Tactical training and preparedness services, including training evaluation services we currently provide to the U.S. government; and

•

IT and office electronics products and services to federal, state agency and commercial customers.

In addition, during fiscal 2008, after reviewing the non-vehicle equipment sales and training services provided by our TSO division, we determined that due to limited market opportunity, coupled with the high costs of development of this division, we would no longer seek to expand our business in this area. As a result, on December 8, 2008, we sold all of the assets, including any contracts and intellectual property relating to the TSO division to TSO Armor and Training, Inc., a Virginia corporation owned and managed by former TSO employees, specifically Michael B. Wall, the then-current general manager and Captain David A. Tezza, the then-current director of business development. Aggregate revenues from the TSO division amounted to $435,564 and $188,738 (or 3.2% and 1.0%) of all revenue for the years ended December 31, 2008 and 2007, respectively.

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

* Proportionally immaterial to overall revenue for 2008.

In addition, prior to the sale of our TSO division on December 8, 2008, we earned revenue from the following products and services offered by our TSO division:

Tactical Solution Options Division
Tactical Solution Options	Sector
Products	Federal	State	Local	Utilities	Commercial
Tactical Equipment	*	—	—	—	*

Services	Federal	State	Local	Utilities	Commercial
Maritime Security Consulting Services	X	—	—	—	—

———————

*

Proportionally immaterial to overall revenue for 2008.

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

We do not believe we have experienced a significant adverse effect on our results of operations as a result of the economic recession presently occurring in the United States and abroad. However, the current economic recession has, and is expected to continue to, put pressures on state and local government budgets as tax and other revenues decrease while certain other costs increase. A prolonged economic recession or a delayed economic recovery over a prolonged period of time in our primary market area could cause a decrease in the level of spending by our primary customers, local and municipal governments, and thereby cause operating losses, impairment of liquidity and erosion of capital. We cannot assure you that adverse changes in the economy would not have a material effect on our future consolidated financial condition, results of operations and cash flows. In addition, our current primary line of business is generally the sale of IT products as a value-added reseller. While we are able to leverage our capabilities in providing feature-rich, rugged, and fully-engineered office-in-the-car solutions to derive higher gross margins than if we were to sell IT products in a solely retail environment, we nonetheless are experiencing declines in the gross margins of certain products we sell, namely notebook computers. We expect to continue selling notebook computers at lower gross margins than other products due to the increasing trend toward commoditization of these products in the IT industry.

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

•

Utilizing our status as a U.S General Services Administration (GSA) Schedule contractor for information technology products; and

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

Legend: C = Current line of business, G = Growth opportunities among current customers, R = Regional growth, A = Growth via acquisition

Satisfaction of our cash obligations for the next 12 months

We are pursuing opportunities in the public safety vehicle upfitting market. Accordingly, our cash obligations are anticipated to increase over the next 12 months. The cash would be utilized to fund, for example, the hiring of sales and technical employees and business development and marketing expenses associated with any new products and services we may provide in the future.

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

In August of 2006, we entered into a Loan and Security Agreement with a bank to provide us with up to $1.5 million in working capital financing in amounts equal to eighty percent (80%) of eligible accounts receivable. The Agreement expired on September 7, 2008.

We believe our cash flows from operations, the 2007 Placement and certain restructuring and cost control measures we have implemented during the fiscal year ended December 31, 2008 are sufficient to sustain our operations through the next 12 months ending December 31, 2009. However, we anticipate that we will need additional funding to pursue our long-term strategy to further develop our upfitting business by (i) offering higher gross margin products and services, (ii) expanding our upfitting operations throughout the Mid-Atlantic region, (ii) acquiring technical and sales personnel and, (iii) acquiring the resources necessary for our performance under local, state and federal government contracts we believe may be awarded. While we have various alternative plans to secure such financing, there can be no assurance that any such plans will be successful.

Purchases of property and equipment, and leases and leasehold improvements

As a result of the growth of our business in the Mid-Atlantic region and our planned business growth, we are leasing a larger facility in which we took occupancy in October 2007. We believe this larger facility will allow us to meet customer demand for certain services, including fleet upfitting services, which includes integration of law enforcement equipment into vehicles, such as police lights, beacons, sirens and other equipment, as well as the provision of maintenance contracts for our current customers.

Significant changes in number of employees

The number of employees currently required to operate our business is 23 employees. In addition to our employees, we currently utilize one consulting firm providing investor and public relations services and a consultant providing information technology support. We do not anticipate hiring a significant number of employees over the next 12 months and when appropriate, we intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Results of Operations

Results of Operations for the Years Ended December 31, 2008 and 2007 Compared

The following tables summarize selected items from the statement of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	Year Ended December 31,		Increase / (Decrease)
	2008	2007	$	%
Revenues	$13,501,757	$19,763,795	$(6,262,038)	-32%

Cost of Sales	11,506,268	16,174,696	(4,668,428)	-29%

Gross Profit	1,995,489	3,589,099	(1,593,610)	-44%

Gross Profit Percentage of Revenue	15%	18%		-3%

Revenues

Consolidated revenues for the year ended December 31, 2008 amounted to $13,501,757 as compared to revenues of $19,763,795 for the year ended December 31, 2007, a decrease of $(6,262,038) or -32%, primarily due to a decrease in sales of laptops, modems and installation services during the year ended December 31, 2008. In addition, revenues were higher for the year ended December 31, 2007 than in 2008 as a result of a large contract in 2007 of approximately $5 million, which we did not have in 2008. These decreases in revenues were off-set by increases in sales of office electronics. We previously operated two additional marketing divisions offering non-vehicle equipment sales and training services as part of a more diversified suite of solutions to be made available to our public safety customer base. In November 2008, we determined, due to limited market opportunity coupled with the high costs of development of this division, that we would no longer seek to expand our business in these areas and subsequently in December 2008, we sold all of the assets of our TSO division to certain of its employees. Aggregate revenues under these marketing divisions amounted to $2,328,932 and $1,426,969 (or 17% and 7%) of all revenue for the years ended December 31, 2008 and 2007, respectively.

Cost of Sales

Cost of sales for the year ended December 31, 2008 amounted to $11,506,268 as compared to $16,174,696 for the year ended December 31, 2007, a decrease of $(4,668,428) or -29%. The decrease is primarily due to the decrease in sales of notebook computers during the year ended December 31, 2008 versus the same period in 2007 due to the fact that we had a large contract of approximately $5 million in 2007 that we did not have in 2008. This decrease was offset by the increase in sales of lower gross profit margin office electronics during 2008.

Gross Profit

Gross profit for the year ended December 31, 2008 amounted to $1,995,489 as compared to $3,589,099 for the year ended December 31, 2007, a decrease of $(1,593,610) or -44%. Overall gross profit as a percentage of revenue decreased to 15% for the year ended December 31, 2008 from 18% for the year ended December 31, 2007. The decrease in gross profit is primarily due to the aforementioned decrease in sales and lower gross profit margins of office electronics during the year ended December 31, 2008 versus the comparable period in 2007, and an increase in sales of installation services during the year ended December 31, 2007. Had the additional office electronics and installation services not been sold during the respective periods, overall gross profit as a percentage of revenue would have been approximately proportional at 17% for each of the years ended December 31, 2008 and 2007.

Expenses:	Year Ended December 31,		Increase / (Decrease)
	2008	2007	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$1,689,076	$1,991,049	$(301,973)	-15%
Stock-based compensation (income) expense	(408,308)	1,771,641	(2,179,949)	-123%
Selling, general and administrative expenses	2,254,391	1,678,404	575,987	34%
Total operating expenses	3,535,159	5,441,094	(1,905,935)	-35%
Loss from operations	(1,539,670)	(1,851,995)	312,325	-17%
OTHER INCOME (EXPENSE)
Stock and warrant accommodation	—	(1,930,110)	1,930,110	-100%
Interest expense	(12,062)	(53,703)	41,641	-78%
Interest income	38,783	76,916	(38,133)	-50%
Other income (expense)	32,400	(1,366)	33,766	-2472%
Net Loss	$(1,480,549)	$(3,760,258)	$2,279,709	-61%

Salaries Paid in Cash Plus Related Expenses

Salaries and wages paid in cash for the year ended December 31, 2008 amounted to $1,689,076 as compared to $1,991,049 for the year ended December 31, 2007, a decrease of $(301,973) or -15%. The decrease is primarily due to change in executive management during 2008, resulting in a total reduction of respective salaries.

As summarized in the table below, stock-based compensation expense for the year ended December 31, 2008 amounted to (income) of $(408,308) as compared to an expense of $1,771,641 for the year ended December 31, 2007, a decrease of $(2,179,949) or -123%.

	Year Ended December 31,		Increase / (Decrease)
	2008	2007	$	%
Stock-based Compensation Expense
Restricted stock, vested	$66,625	$52,500	$14,125	27%
Restricted stock forfeited	(598,989)	—	(598,989)	-100%
Recognized portion of fair value of restricted stock	145,496	49,653	95,843	193%
Restricted stock	—	415,000	(415,000)	-100%
Stock options	100,000	137,500	(37,500)	-27%
Warrants	177,160	1,116,988	(939,828)	-84%
Warrants issued in legal settlement	34,736	—	34,736	100%
Warrants forfeited in legal settlement	(213,544)	—	(213,544)	-100%
Common stock returned in legal settlement	(119,792)	—	(119,792)	-100%

Total stock-based compensation (income) expense	$(408,308)	$1,771,641	$(2,179,949)	-123%

The decrease in stock-based compensation expense is due primarily to the amortization of restricted stock, warrants and Common Stock issued to non-employees for services that did not occur in 2008 and the forfeiture of one executive and three employee’s restricted stock during the fourth quarter of 2008. Stock-based compensation expense for the year ended December 31, 2008 and 2007 represents the amortization over the term of the agreement for the fair value of stock-based compensation or employee stock options we issued in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2008 amounted to $2,254,391 as compared to $1,678,404 for the year ended December 31, 2007, an increase of $575,987 or 34%. The increase in selling, general and administrative expenses was primarily due to legal, accounting and professional fees associated with being a publicly traded company and preparation of SEC filings. In addition, we had increased business development expenses related to our efforts to grow our revenues from sales of office electronics and armor protection systems, and finally, we had expenses associated with certain uncollectable customer balances for the year ended December 31, 2008 that we did not have during the year ended December 31, 2007. Although we have recently implemented measures to control expenses, we expect selling, general and administrative expenses to continue at present levels due to legal, accounting and professional fees associated with being an SEC reporting company.

Liquidity and Capital Resources

The Company had working capital of $ 1,777,643 at December 31, 2008. The Company’s primary sources of liquidity through December 31, 2008 have been the cash flows it has generated from its operations and funds received in a private placement transaction completed during the year ended December 31, 2007.

The Company incurred a net loss of $1,480,549 for the year ended December 31, 2008 and its accumulated deficit amounted to $8,179,207 at December 31, 2008. The net loss includes income of $408,308 in stock-based compensation charges, net of forfeitures and legal settlements, for the amortization or accelerated vesting of awards granted in periods prior to the year ended December 31, 2008. Cash flows from operations for the year ended December 31, 2008 was $1,568,367.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least December 31, 2009. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be effected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management; this matter could also effect the availability of external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

Application of Critical Accounting Policies and Pronouncements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments affecting the reporting amounts of assets and liabilities, expenses and related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions we believe to be reasonable under the circumstances. We may also engage third party specialists to assist us in formulating estimates when considered necessary. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be different from actual amounts that may only be determined upon the outcome of one or more confirming events and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions. We believe the critical accounting policies below are affected by estimates, assumptions and judgments used in the preparation of our financial statements.

Accounts Receivable Allowance

We currently record an allowance against our gross accounts receivable based upon our best estimate of the amount of probable credit losses. Historically, our customers have primarily consisted of agencies of federal, state and local law enforcement agencies, and we have not experienced any material credit losses to date. We continually review credit rating reports of customers as well as length of time receivables are past due and collection experience with the customer to determine or modify credit limits. For the year ended December 31, 2008, we reviewed specific historical collection experience with several accounts to determine an allowance for certain doubtful accounts, amounting to $181,402. We will continue to evaluate the financial conditions and payment history of our customers to determine if we need to record additional allowances in the future.

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

Share-Based Payments

We accounted for stock based compensation under accounting guidance provided by the FASB issued under SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”) and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or

Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. EITF 96-18 accounting for share-based compensation based on the grant-date fair-value. Prior to January 1, 2006, we did not issue any share-based compensation to employees or services providers.

Warrants and Other Derivative Financial Instruments

We apply the provisions of EITF 00-19 to all issuances of Common Stock purchase warrants and other free standing derivative financial instruments. Under the provisions of EITF 00-19, we classify any contracts that require physical settlement or net-share settlement, or provide us the option net-cash settlement or net-share settlement as equity. We classify as equity or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside our control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. We evaluate the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All our free standing derivatives, which principally consist of warrants to purchase Common Stock, at December 31, 2008, satisfy the criteria for classification as equity instruments.

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

On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48), which provides additional clarification related to accounting for uncertainty in tax positions, requiring companies to recognize in financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. FIN 48 inherently requires judgment and estimates by management. For the years ended December 31, 2008 and 2007, we do not believe we have any material uncertain tax positions that would require us to measure and reflect the potential lack of sustainability of a position on audit in our financial statements. We will continue to evaluate our tax positions in future periods to determine if measurement and recognition in our financial statements is required.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Brekford International Corp.

We have audited the accompanying consolidated balance sheets of Brekford International Corp and Subsidiary (f/k/a Tactical Solution Partners, Inc.) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brekford International Corp. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

New York, New York

March 23, 2009

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

(formerly Tactical Solution Partners, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$436,451	$2,092,951
Restricted cash	331,823	347,346
Accounts receivable, net	2,230,479	1,330,339
Prepaid expenses	28,139	315,640
Work in process	275,925	11,153
Total Current Assets	3,302,817	4,097,429
Property and Equipment, net	541,454	598,383
Other non-current assets	464,228	177,969
TOTAL ASSETS	$4,308,499	$4,873,781
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,778,347	$187,757
Accrued payroll and related expenses	50,345	192,369
Equipment notes payable – current portion	45,704	43,846
Deferred Rent – current portion	20,778	33,647
Total Current Liabilities	1,895,174	457,619

Equipment notes payable, net of current portion	53,371	96,723
Deferred rent, net of current portion	265,989	268,989
TOTAL LIABILITIES	2,214,534	823,331
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 59,626,565 shares issued and 57,722,540 outstanding as of December 31, 2008 and 63,435,674 issued and 63,148,682 outstanding as of December 31, 2007	5,963	6,344
Additional paid-in capital	10,494,892	10,785,566
Treasury stock, at cost; 1,904,025 and 286,992 shares as of December 31, 2008 and 2007, respectively	(227,683)	(42,802)
Accumulated Deficit	(8,179,207)	(6,698,658)
TOTAL STOCKHOLDERS' EQUITY	2,093,965	4,050,450
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,308,499	$4,873,781

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

(formerly Tactical Solution Partners, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007

NET SALES	$13,501,757	$19,763,795

COST OF SALES	11,506,268	16,174,696

GROSS PROFIT	1,995,489	3,589,099

OPERATING EXPENSES
Salaries and related expenses	1,280,768	3,762,690
Selling, general and administrative expenses	2,254,391	1,678,404

TOTAL OPERATING EXPENSES	3,535,159	5,441,094

LOSS FROM OPERATIONS	(1,539,670)	(1,851,995)

OTHER INCOME (EXPENSE)
Stock and warrant accommodation	—	(1,930,110)
Interest expense	(12,062)	(53,703)
Interest income	38,783	76,916
Other income (expense)	32,400	(1,366)

TOTAL OTHER INCOME (EXPENSE)	59,121	(1,908,263)

NET LOSS	$(1,480,549)	$(3,760,258)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	63,566,827	60,334,111

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

(formerly Tactical Solution Partners, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

							Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE - January 1, 2007	—	—	45,872,103	4,587	(240,192)	(26,422)	2,115,589	(2,938,400)	(844,646)
Common stock and warrant accommodation	—	—	—	—	—	—	1,930,110	—	1,930,110
Common stock issued in private placement transaction, net of offering fees	—	—	20,400,000	2,040	—	—	4,559,178	—	4,561,218
Recognized portion of common stock granted to employees for services	—	—	—	—	—	—	387,066	—	387,066
Recognized portion of stock options issued for services provided by employees	—	—	—	—	—	—	137,500	—	137,500
Recognized portion of common stock issued in lieu of cash for services provided by non-employees	—	—	—	—	—	—	415,000	—	415,000
Recognized portion of warrants issued in lieu of cash for services provided by non-employees	—	—	—	—	—	—	1,116,988	—	1,116,988
Common stock issued in connection with legal settlement	—	—	350,000	35	—	—	461,965	—	462,000
Common stock issued in connection with exercise of employee stock options	—	—	293,475	29	—	—	(29)	—	—
Value of stock options cancelled upon exercise for employee payroll tax withholding	—	—	—	—	—	—	(53,235)	—	(53,235)
Common stock forfeited upon termination of employment under terms of restricted stock award	—	—	(3,479,904)	(347)	—	—	(337,066)	—	(337,413)
Common stock granted for services provided by employees, 150,000 shares fully vested	—	—	—	—	—	—	52,500	—	52,500
Common stock withheld upon vesting of restricted stock grant	—	—	—	—	(46,800)	(16,380)	—	—	(16,380)
Net Loss for the year	—	—	—	—	—	—	—	(3,760,258)	(3,760,258)
BALANCE – December 31, 2007	—	—	63,435,674	6,344	(286,992)	(42,802)	10,785,566	(6,698,658)	4,050,450
Common stock issued to directors, net of forfeitures	—	—	30,000	3	(10,000)	(499)	1,497	—	1,001
Common stock granted for services provided by employees, 750,000 shares fully vested	—	—	—	—	—	—	65,625	—	65,625
Common stock withheld for tax withholding upon vesting of restricted stock grant	—	—	—	—	(262,030)	(64,590)	—	—	(64,590)
Issuance of warrants in connection with legal settlement less amounts previously recognized	—	—	—	—	—	—	(178,808)	—	(178,808)
Common stock surrendered in connection with legal settlement	—	—	—	—	(1,125,000)	(119,792)	—	—	(119,792)
Recognized portion of common stock granted to employees for services	—	—	—	—	—	—	145,496	—	145,496
Recognized portion of stock options issued for services provided by employees	—	—	—	—	—	—	100,000	—	100,000
Recognized portion of warrants issued in lieu of cash for services provided by non-employees	—	—	—	—	—	—	177,160	—	177,160
Common stock issued in connection with cashless exercise of employee stock options, net of 21,705 shares withheld for income tax withholding	—	—	40,795	4	—	—	(4)	—	—
Value of common stock for tax withheld upon exercise of stock options	—	—	—	—	—	—	(3,039)	—	(3,039)
Common stock surrendered in connection with legal settlement	—	—	—	—	(220,003)	—	—	—	—
Common stock cancelled under a restricted stock award forfeited upon officer resignation	—	—	(3,129,904)	(313)	—	—	(495,551)	—	(495,864)
Common stock cancelled under restricted stock awards forfeited by employees	—	—	(750,000)	(75)	—	—	(103,050)	—	(103,125)
Net Loss for the year	—	—	—	—	—	—	—	(1,480,549)	(1,480,549)
BALANCE – December 31, 2008	—	$—	59,626,565	$5,963	(1,904,025)	$(227,683)	$10,494,892	$(8,179,207)	$2,093,965

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

(formerly Tactical Solution Partners, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,480,549)	$(3,760,258)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	119,091	43,347
Stock-based compensation, net of treasury stock and forfeiture	489,282	1,771,641
Forfeiture of common stock	(598,989)	—
Stock-based compensation legal settlement	(298,600)	—
Stock and warrant accommodation	—	1,930,110
Deferred rent	(15,869)	81,236
Bad debt expense	149,118	32,284
Changes in operating assets and liabilities:
Accounts receivable	(1,049,258)	672,397
Prepaid expenses	287,501	(302,076)
Work in process	(264,772)	32,949
Accounts payable and accrued expenses	1,590,590	(519,316)
Other non-current assets	(286,259)	(175,000)
Accrued interest	—	(12,404)
Accrued payroll and related expenses	(209,653)	(413,238)
NET CASH USED IN OPERATING ACTIVITIES	(1,568,367)	(618,328)
CASH USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(62,162)	(348,262)
Restricted cash	15,523	(347,346)
NET CASH USED IN INVESTING ACTIVITIES	(46,639)	(695,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on officer/stockholder notes	—	(1,481,007)
Proceeds from equipment note payable	—	150,182
Principal payments on equipment note payable	(41,494)	(19,604)
Net proceeds from private placement transaction	—	4,561,218
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(41,494)	3,210,789
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,656,500)	1,896,853
CASH AND CASH EQUIVALENTS – Beginning of year	2,092,951	196,098
CASH AND CASH EQUIVALENTS – End of year	$436,451	$2,092,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$12,601	$53,703
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock held upon vesting of restricted stock grant for tax withholding	$67,629	$69,615
Incentive allowance provided by lessor	$—	$221,400

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford International Corp., formerly known as Tactical Solution Partners, Inc. (“Brekford” or the “Company”), was originally incorporated under the laws of Delaware on May 27, 1998 as California Cyber Design, Inc. (“CCDI”). CCDI changed its name to American Financial Holdings, Inc. (“AFHI”) on August 11, 2004. The Company’s predecessor, Pelican Mobile Computers, Inc., (“Pelican”) was incorporated in Maryland on November 3, 1997. On January 6, 2006, Pelican completed a share exchange transaction with AFHI, a publicly-traded corporation with no operations, which was accounted for as a reverse merger and recapitalization of Pelican. As a result of the share exchange, Pelican became a wholly-owned subsidiary of the Company. On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp. The Company provides end-to-end mobile communications, information technology and vehicle upfitting solutions including:

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

The Company’s customers principally include municipal police departments, state and municipal public safety agencies and, from time to time, commercial businesses.

The Company temporarily operated two marketing divisions offering non-vehicle equipment and training services as part of a more diversified suite of solutions that it made available to its public safety customer base. In November 2008, the Company determined, due to limited profit margins and market opportunity, that it would no longer seek to expand its business in these areas. Aggregate revenues for these goods and services amounted to $2,328,932 and $1,426,969 (or 17% and 7%) of all revenue for the years ended December 31, 2008 and 2007, respectively.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,407,643 at December 31, 2008. The Company’s primary sources of liquidity through December 31, 2008 have been the cash flows it has generated from its operations and funds received in a private placement transaction completed during the year ended December 31, 2007.

The Company incurred a net loss of $1,480,549 for the year ended December 31, 2008 and its accumulated deficit amounted to $8,179,207 at December 31, 2008. The Company’s net loss includes $408,308 in stock-based compensation charges for the vesting of awards granted prior to December 31, 2008 and $897,589 of net credits that the Company recorded upon the (i) termination of certain employees who received awards of restricted stock that did not vest and (ii) rescission of certain non-employee awards disputed in legal cases that were settled in favor of the Company (Note 8). Cash flows used in operations for the year ended December 31, 2008 was $1,568,367.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least December 31, 2009. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be effected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. This matter could also have an effect on the Company’s ability to obtain external funding if needed. If

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES (Continued)

the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Brekford International Corp. include accounts of the Company and its wholly-owned subsidiary. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and related disclosures. The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Management’s estimates include the allowance for doubtful accounts, stock based compensation, deferred tax asset valuation allowance and the estimated life of property and equipment. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of amounts reserved for investor and public relations services under the terms of a placement agreement with the Company’s selling agent.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. Cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. From time to time, amounts deposited may exceed the FDIC limits.

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. Account balances deemed to be uncollectable are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. A majority of the Company’s customers are federal, state, municipal and local government agencies, commercial customers with substantial financial resources, or commercial customers that settle open account balances at the time of shipment. When established with commercial customers, credit limits are determined by a review of credit rating reports of customers when determining or modifying credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors such as the length of time the receivables are past due, customary payment practices in the respective geographies and our historical collection experience with customers. We believe that our allowance for doubtful accounts reflects our risk associated with smaller rather than larger customers and that our reported allowances are adequate. If however, the financial conditions of customers were to deteriorate, resulting in their inability to make payments, we may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made. The allowance for doubtful accounts amounted to $181,402 and $32,284 at December 31, 2008 and 2007, respectively.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Work in Process

Work in process principally consists of hardware and third-party packaged software that the Company modifies to conform to customer specifications and holds temporarily until the completion of a contract. These amounts are stated at cost.

Property and Equipment

Property and equipment are stated at cost. Depreciation of furniture, vehicles, computer equipment and software and phone equipment is calculated using the straight-line method over the estimated useful lives (two to ten years), and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term (which is three to five years).

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

The Company earns revenue from ruggedized mobile computing, video and communications products and services for homeland security and public safety environments, and bumper-to-bumper vehicle modification products and services, including specialized lights, sirens, prisoner cages and ballistics protection for homeland security, law enforcement, fire and emergency medical vehicles. Under these arrangements, the Company provides its customers with (i) audiovisual signaling equipment and other public safety vehicle products, (ii) notebook computers, (iii) customized mounting equipment designed for use in first responder vehicles, (iv) customized audio and visual signaling equipment, (v) audio and video evidence collection equipment, and (vi) installation services. The Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. The Company generally configures such notebook computers, mounting systems and other public safety equipment to conform to customer specifications defined at the time in which the contract or sale is negotiated, which sales are made at fixed prices. The Company, from time to time, may also install computer software on laptops that it resells to its customers on a time and materials basis.

The Company considers delivery to its customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. The Company accounts for warranty liabilities in accordance with the provisions of FAS 5 “Accounting for Contingencies (as amended).” Warranty claims were insignificant during the years ended December 31, 2008 and 2007.

The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the Company reduce its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the years ended December 31, 2008 and 2007.

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in products revenues and all costs of shipping and handling are included in cost of sales in the accompanying consolidated statements of operations. Shipping and handling costs that the Company incurred amounted to $33,900 and $14,124 for the year ended December 31, 2008 and 2007, respectively.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses advertising costs as incurred; these expenses are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expense amounted to $20,334 and $49,657 for the year ended December 31, 2008 and 2007, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share for the years ended December 31, 2008 and 2007 excludes common stock equivalents in the computation because their effect would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for the years ended December 31, 2008 and 2007.

The Company’s computation of weighted average share includes 562,500 and 312,500 options exercisable at $0.01 per share at December, 2008 and 2007, respectively. Additionally, 16,595,000 and 17,220,000 common stock purchase warrants issued as of December 31, 2008 and 2007, respectively were excluded from the determination of diluted net loss per share as their effect is anti-dilutive.

Share-Based Payments

The Company accounts for stock based compensation under accounting guidance provided by the FASB issued under SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”) and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. EITF 96-18 accounting for share-based compensation based on the grant-date fair-value. Prior to January 1, 2006, we did not issue any share-based compensation to employees or services providers.

Employee Share-Based Payments

The following summarizes amounts recognized in salaries and related expenses in the statement of operations for the fair value of share-based payments to employees for all periods presented:

	Year Ended December 31,
	2008	2007
Stock options	$100,000	$137,500
Restricted stock, vested	66,625	52,500
Restricted stock forfeited	(598,989)	(337,413)
Recognized portion of fair value of restricted stock	145,496	387,066
	$(286,868)	$239,653

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-Employee Stock-Based Compensation

The following summarizes amounts recognized in salaries and related expenses in the statement of operations for the fair value of share-based payments to non-employees for all periods presented:

	Year Ended December 31,
	2008	2007
Warrants	$177,160	$1,116,988
Warrants forfeited in legal settlement, net	(178,808)	—
Restricted stock	—	415,000
Common stock returned in legal settlement, net	(119,792)	—
	$(121,440)	$1,531,988

Income Taxes

The Company provides for income taxes in accordance with the asset and liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes” (‘SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision. The Company’s major tax jurisdictions in which it files income tax returns include federal, and the states of Maryland, Delaware and Virginia. The tax years that remain subject to examination for the Company’s major tax jurisdictions at December 31, 2008 include 2004 through 2008. The Company does not believe it has any material uncertain tax positions that would require recognition in the accompanying consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s note obligations approximate fair value, as the terms of these notes are consistent with terms available in the market for instruments with similar risk.

Adoption of New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2, was effective upon issuance and delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of this FSP will have a material impact on its consolidated financial statements.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 with respect to provisions applicable to the Company did not have a material effect on the accompanying consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have adopted FAS 159 effective January 1, 2007. The Company currently has no eligible items to elect this option other than marketable securities. The Company intends to evaluate any future potential eligible items on an instrument by instrument basis.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company does not believe that FSP EITF 03-6-1 is likely to have a material effect on its financial position and results of operations if adopted.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently in the process of evaluating the impact of the adoption of EITF 07-5 on its consolidated financial position and results of operations.

NOTE 4 – ACCOUNTS RECEIVABLE FINANCING FACILITY

In August 2006, the Company entered into a Loan and Security Agreement with a bank to provide the Company with up to $1.5 million in working capital financing in amounts equal to eighty percent (80%) of eligible accounts receivable. The Agreement expired on September 7, 2008. Total interest expense under the facility amounted to $0 and $7,168 for the year ended December 31, 2008 and 2007, respectively.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2008	2007
Leasehold improvements	$447,195	$435,521
Software	33,846	33,846
Computer equipment	46,543	34,262
Vehicles	82,032	50,010
Furniture	92,479	86,294
Phone equipment	30,578	30,578
	732,673	670,511
Less: accumulated depreciation and amortization	(191,219)	(72,128)
	$541,454	$598,383

Depreciation and amortization of property and equipment for the year ended December 31, 2008 was $119,091 and $43,337, respectively.

NOTE 6 – EQUIPMENT NOTES PAYABLE

In January 2007, the Company entered into loan and security agreements bearing interest at a rate of approximately 9.6% per annum to finance the cost of an enterprise resource planning system including software, with a net book value of $20,660 and $30,990 at December 31, 2008 and 2007, respectively. The notes, which are secured by the software, mature in August 2010 and require monthly payments, after a 6-month grace period, of approximately $3,049.

In September 2007, the Company entered into an agreement bearing interest at a rate of approximately 10.9% per annum to finance the cost of furniture with a net book value of $49,971 and $55,629 at December 31, 2008 and 2007, respectively. The agreement, which is secured by the furniture, matures in July 2012 and requires monthly payments of approximately $1,226, including interest.

Maturities of the notes payable at December 31, 2008 are as follows:

2009	$45,704
2010	34,035
2011	13,116
2012	6,220
Total	$99,075

NOTE 7 – STOCKHOLDERS’ LOANS

On March 31, 2007, the Company repaid certain loans payable to its two founding stockholders in full. Principal plus accrued interest on these loans, which originated in 2006, amounted to $1,481,007 and $12,404, respectively and were repaid from the proceeds received in the private placement described in Note 10.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rents office space under two separate non-cancelable operating leases expiring March 2011 and January 2015, respectively. Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs at December 31, 2008 are as follows:

2009	$208,366
2010	229,651
2011	236,932
2012	211,943
2013	207,566
2014 and thereafter	230,464
Total	$1,324,922

Under the terms of the lease agreement expiring in January 2015, the Company is required to pay to the lessor an aggregate security deposit of $175,000. Upon completion of the twelfth full month of the term of the lease, the lessor is required to refund to the Company $87,500 of the security deposit, subject to timely lease payments by the Company and no other event of default. Upon completion of the twenty-fourth month of the term of the lease, the lessor is required to refund to the Company $72,500 of the security deposit, subject to timely lease payments by the Company and no other event of default. The remaining $15,000 will be refunded to the Company upon the completion of the lease term. On May 12, 2008, the lessor refunded $87,500 of the security deposit.

In addition, the lessor provided the Company with a $221,400 leasehold improvement incentive that was recorded as a component of property and equipment. The lease agreement provides for the Company to reimburse the lessor for the cost of the improvements on a pro rata basis over the term of the lease in the event of the Company's default on or termination of the lease agreement prior to the expiration of term of the lease in 2015.

The Company records rent expense over the term of the lease on a straight-line basis, less amounts received under sub-lease arrangements. Rent expense amounted to $236,258 and $170,033 for the year ended December 31, 2008 and 2007, respectively.

Birch Systems, LLC vs. Tactical Solution Partners, Inc.

On March 2, 2007, Birch Systems, LLC (“Birch”) filed an action against the Company in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “Complaint”). The Complaint alleged that the Company breached its obligations under a December 8, 2006 consulting agreement by failing to timely compensate Birch in the manner set forth in the agreement. In February 2007, the Company rescinded the agreement with Birch for reasons that it deemed to be proper cause under the terms of the consulting agreement. The original terms of the agreement provided for the Company to issue 1,250,000 shares of common stock plus 3,000,000 common stock purchase warrants in exchange for corporate advisory services to be provided over a term of one year. Birch sought monetary damages in the amount $100,000, plus accrued interest, the release to Birch of 1.25 million shares of the Company’s Common Stock, the issuance to Birch of 3,000,000 warrants to purchase the Company’s Common Stock and reasonable attorney’s fees.

On May 14, 2008, the Company entered into a General Release and Settlement Agreement (the “Settlement”) with Birch to settle all claims arising out of the Complaint. Under the terms of the Settlement, the Company agreed to pay an aggregate of $40,000 in cash, of which $20,000 was paid on May 29, 2008 and $20,000 was payable in four monthly installments on the last day of the month for four months. At December 31, 2008, all cash payments due under the terms of the Settlement have been paid in full.

In addition, Birch agreed to return to the Company 1,125,000 shares of Common Stock out of the 1,250,000 shares of Common Stock previously issued to Birch as forfeitable and non-vested compensation in December 2006. At May 14, 2008, the fair value of the 125,000 shares retained by Birch in the Settlement amounted to $18,750. The Company had previously recorded $138,542 in aggregate stock-based compensation including

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

$78,125 and $60,417 during the year ended December 31, 2007 and 2006, respectively for the fair value of CommonStock that would have been earned under the agreement, resulting in a net credit to stock-based compensation in the amount of $119,792 during the year ended December 31, 2008.

In addition, the Company issued (i) 175,000 Common Stock purchase warrants exercisable at $0.25 per share, (ii) 100,000 Common Stock purchase warrants exercisable at $0.3125 per share, and (iii) 100,000 Common Stock purchase warrants exercisable at $0.375 per share, for an aggregate of 375,000 Common Stock purchase warrants with a weighted average exercise price of $0.30 per share. The Settlement provides that the warrants will expire five years from the date of issuance. The warrants were fully vested and non forfeitable at their date of issuance. The fair value of these warrants amounted to $34,736. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.15; risk–free interest rate of 3.22%; expected dividend yield zero percent; expected warrant life of 5 years; and current volatility of 103%. The Company had previously recorded $213,544 for the fair value of warrants that would have been earned under the agreement, including $197,134 and $16,410 during the years ended December 31, 2007 and 2006, respectively, resulting in a net credit to stock-based compensation in the amount of $178,808 during the year ended December 31, 2008.

Tactical Solution Partners, Inc. vs. Harary, et. al.

On December 4, 2007, the Company filed a complaint for injunctive and declaratory relief in U.S. District Court for the Southern District of Florida (the “Court”) requesting that defendants Paul Harary, et. al. (collectively, the “Defendants”) be enjoined from selling, transferring or otherwise encumbering shares of our Common Stock and all of the Defendants’ shares, warrants or other stock purchase options be declared void, cancelled and returned to the Company’s treasury. The Company filed this complaint when it became aware of a federal securities investigation and civil proceedings initiated by the SEC relating to its stockholders Paul Harary and Douglas Zemsky, following distribution of SEC Litigation Release No. 20293 on September 24, 2007, which relates to the alleged illegal acquisition of American Financial Holdings, Inc. (“AFHI”) Common Stock and manipulation of the share price of AFHI during 2004 and 2005 and prior to the January 2006 share exchange between AFHI and Pelican. On January 23, 2008, the Court ordered a preliminary injunction enjoining the Defendants from selling, transferring or otherwise disposing of our shares of Common stock pending trial. On March 12, 2008, the parties participated in court-ordered mediation finalizing the terms of a settlement agreement. On April 1, 2008, the settlement was approved by the Court and the action dismissed on April 7, 2008. As a result of the settlement, the warrant agreement and securities purchase agreement it entered into with the Defendants were each declared null and void. The parties also agreed to the surrender, cancellation and return to the Company's treasury approximately 220,000 shares of Common Stock registered in the names of the defendants and their nominees.

Anthony Fareri vs. Tactical Solution Partners, Inc., et. al.

On or about April 14, 2008, Anthony Fareri (“Fareri”) filed suit against the Company, Signature Stock Transfer, Inc., Charley Wall, Ryan E. Kirch, Maris Licis, Michael B. Wall, David A. Tezza, Walter Kirk Herrick, Douglas McQuarrie, Edward Wolff, Chandra Brechin, Anne Rutherford, and Scott Rutherford (collectively, the “Defendants”), in the Circuit Court of the 17th Judicial Circuit In And For Broward County, Florida, Case No. 08-16293(02). The Complaint alleges in February 2005, Fareri surrendered approximately nineteen million five hundred thousand shares (the “Shares”) of stock in American Financial Holdings, Inc. (“AFHI”). The Complaint further alleges that the surrender of the Shares was subject to and conditioned upon the execution of a new shareholders’ agreement with Fareri and that such new shareholders’ agreement was never accomplished. As a result thereof, the Complaint purports to state causes of action against the Company for: (1) breach of fiduciary duty; (2) an equitable accounting; (3) a declaratory action; (4) constructive trust; and (5) unjust enrichment. On May 19, 2008, the Company removed the action to the United States District Court for the Southern District of Florida, Case No. 08-60753-CIV-Cohn/Seltzer. On November 7, 2008, the parties filed a stipulation for settlement with the Court, whereby the Company agreed to pay Fareri $15,000 in exchange for a full release of any and claims against the Defendants. On November 13, 2008, the Court approved the stipulation for settlement, dismissed the action with prejudice and reserved jurisdiction to enforce the stipulation. The Company paid Fareri the settlement amount in full on October 31, 2008.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Reassignment of Executive Management

On July 8, 2008, the board of directors proposed to reassign the Company’s Chief Executive Officer, William A. Shafley, to a sales management position with the Company’s former Brekford Armor and Brekford Training marketing groups (the groups are formerly the Tactical Solutions Options (“TSO”) division). Effective July 25, 2008, Mr. Shafley declined to accept the reassignment to the position of sales manager. On August 11, 2008, the Company received written notification from Mr. Shafley’s legal counsel of certain claims alleged by Mr. Shafley in connection with his employment with the Company. The letter states that Mr. Shafley is demanding a one-year severance of $210,000 and an unspecified number of Company stock options. On August 12, 2008, the Company provided a written response to Mr. Shafley’s legal counsel outlining defenses available to the Company in the dispute. The Company has not received a response to its letter from either Mr. Shafley or his legal counsel, nor have formal legal proceedings been initiated by Mr. Shafley to date. The Company is currently unable to predict the outcome of this matter and cannot quantify the amount of compensation, if any, that it could be required to pay, upon the outcome of this matter.

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, the Company filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The Company alleges that on or about July 29, 2008, the Company agreed to purchase from Woot, and Woot agreed to sell to the Company ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). The Company paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. Woot breached the contract by failing to deliver the Goods to the third party as directed. The Company demanded Woot return the full Contract Price; however, Woot refunded $50,000 to the Company. As a result of Woot’s breaches, the Company is seeking damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. The Company has not yet responded to the motion but intends to do so in the near future. Although the Company believes it has a strong position and is entitled to a full refund, a possible range of loss or timing of a resolution cannot be predicted at this time. Accordingly the deposit on this contract is classified in non current assets in the accompanying balance sheet at December 31, 2008.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company leased approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by the former shareholders of Pelican, Messers. C.B Brechin and Scott Rutherford, who are also officers, directors and principal stockholders of the Company. On January 1, 2004, the Company entered into a 5-year lease with Peppermill. For each of the years ended December 31, 2008 and 2007, payments included in rent expense amounted to $27,600 and $28,200, respectively. The lease expired on December 31, 2008 and the Company has not renewed the lease.

NOTE 10 - STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is authorized to issue up to 170,000,000 shares of capital stock including 150,000,000 shares of $0.0001 par value Common Stock and 20,000,000 shares of $0.0001 par value preferred stock. The preferred stock may be issued in one or more classes to be designated at the discretion of the Company’s board of directors. The Company has not issued any preferred shares nor has the board of directors designated any classes of preferred stock as of December 31, 2008.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

Securities Purchase Agreement and Warrants

On January 31, 2007, the Company entered into a securities purchase agreement with a non-employee as an inducement to sell certain securities held by the stockholder to a group of investors introduced to the Company and the stockholder by the Company's financial advisor. The agreement provided the stockholder with the right within 24 months to purchase 1,500,000 shares of the Company’s Common Stock at an aggregate price of $100,000. The stockholder had 24 months to deliver the purchase price, at which time the agreement would terminate. The Company recorded the fair value of the securities purchase agreement as other expense during the six months ended

June 30, 2007. The fair value of the securities purchase agreement amounted to $1,185,000 and was estimated using the Black-Scholes Option-Pricing Model with a closing stock price of $0.85 on the date of the grant, the respective exercise price, a 2- year life, a stock price volatility of 96% and a risk-free rate of 4.6%. The stockholder was granted “piggyback” registration rights with respect to these shares.

On January 31, 2007, the Company issued warrants to purchase 1.0 million shares of Common Stock of the Company to the same stockholder at an exercise price of $0.25 per share. The warrants will expire five years from the date of issuance. The fair value of the warrants amounted to $745,110 and was estimated using the Black-Scholes Option-Pricing Model with a closing stock price of $0.85 on the date of the grant, the exercise price of $0.25, a 5-year life, a stock price volatility of 96% and a risk-free rate of return of 4.6%.

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

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Restricted Stock Grants

On January 19, 2006 the Company granted an aggregate of 13,100,000 shares of restricted stock to certain executives, members of the newly formed TSO Division management team and the former president of AFHI. This award includes (i) 13,000,000 shares granted to the key executives and TSO management team that vest upon the fourth anniversary of each of their respective employment origination dates with the Company, subject to accelerated vesting by the board of directors in their sole discretion under a verbal agreement between the Company and the executives later memorialized on June 26, 2007 and (ii) 100,000 fully vested and non-forfeitable shares issued to the former president of AFHI. The aggregate fair value of the shares amounted to $2,620,000 on their date of grant.

On October 3, 2007, the Company’s board of directors accelerated the vesting of 150,000 shares of restricted Common Stock granted to a key executive in January 2006 in connection with his resignation and termination of his employment agreement. The remaining 3,479,904 unvested restricted shares that had been granted to the executive were returned to the Company and subsequently cancelled. In addition, the executive elected to have the Company withhold 46,800 shares of restricted stock, valued at $16,380, in which vesting was accelerated to pay withholding taxes. As a result of the cancellation of the remaining 3,479,904 unvested restricted shares, the Company recorded a credit of $337,413 to stock-based compensation expense during the year ended December 31, 2007. The Company had previously recognized $189,261 during the year ended December 31, 2007 as amortized stock-based compensation expense for this restricted stock award.

On April 2, 2008, the board of directors authorized the Company to accelerate vesting of an aggregate of 750,000 shares of restricted stock granted in 2006 to one of its key executives and one key employee in consideration of services rendered. The fair value of the shares amounted to $150,000, or $0.20 per share based upon the fair value of its Common Stock at January 19, 2006. The Company withheld 262,030 shares with an aggregate fair value of $64,590 to pay withholding taxes. The Company had recorded $84,375 in prior periods for these 750,000 shares and therefore recorded an additional $65,625 in stock-based compensation charges during 2008 based on the grant date fair value of the shares in accordance with SFAS 123R.

Effective October 31, 2008, the Company’s board of directors canceled 3,129,904 shares of restricted Common Stock granted to a key executive in January 2006 in connection with his resignation. As a result of the cancellation of these shares, the Company recorded a credit of $495,864 to stock-based compensation expense during the quarter ended December 31, 2008. The Company previously recognized $117,371 during the nine months ended September 30, 2008 as amortized stock-based compensation expense for this restricted stock award.

During the fourth quarter of 2008, 750,000 shares of restricted Common Stock granted to three employees in January 2006 were forfeited by the employees in connection with their resignation from the Company. As a result, the Company recorded a credit of $103,125 to stock-based compensation expense during the quarter ended December 31, 2008. The Company had previously recognized $28,125 during the nine months ended September 30, 2008 as amortized stock-based compensation expense for these restricted stock awards.

During the year ended December 31, 2008, the Company issued directors an aggregate of 30,000 shares of common stock, of which 10,000 were returned to the Company for cancellation. The aggregate fair value of the 20,000 shares of common stock was $1,001.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – SHARE-BASED PAYMENTS (Continued)

Common Stock Purchase Warrants

As described in Note 14, in connection with a consulting agreement entered into on December 18, 2006, the Company issued 3,000,000 warrants with a weighted average exercise price of $0.285 per share. The warrants were fully vested and non-forfeitable at their date of issuance. The fair value of these warrants, which amounted to $810,211 was fully amortized to stock-based compensation expense over the term of the agreement, of which $742,694 was recorded during the year ended December 31, 2007. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.49; risk–free interest rate of 4.97%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%.

As described in Note 14, in connection with a consulting agreement entered into on May 23, 2007, the Company issued 2,000,000 warrants with a weighted average exercise price of $1.00 per share. The warrants were fully vested and non forfeitable at their date of issuance. The fair value of these warrants, which amounted to $425,182 was fully amortized to stock-based compensation expense over the term of the agreement, which amounted to $177,160 and $248,024 for the year ended December 31, 2008 and 2007, respectively. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.75; risk–free interest rate of 4.99%; expected dividend yield zero percent; expected warrant life of 1 year; and current volatility of 96%.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2007	6,000,000	$0.29	4.96
Granted	14,220,000	$0.47	2.70
Forfeited or expired	(3,000,000)	$0.29	—
Exercised	—	—	—
Outstanding at December 31, 2007	17,220,000	$0.43	3.88
Exercisable at December 31, 2007	17,220,000	$0.43	3.88
Granted	375,000	$0.30	4.37
Forfeited or expired	(1,000,000)	0.25	—
Exercised	—	—	—
Outstanding at December 31, 2008	16,595,000	$0.44	2.76
Exercisable at December 31, 2008	16,595,000	$0.44	2.76

Stock Options

For the years ended December 31, 2008 and 2007, total stock-based compensation expense for options amounted to $100,000 and $137,500, respectively. As of December 31, 2008, there are no unvested stock options. The Company did not capitalize the cost associated with stock-based compensation.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – SHARE-BASED PAYMENTS (Continued)

A summary of option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2007	1,062,500	$0.01	9.46
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised	(437,500)	$0.01	—
Outstanding at December 31, 2007	625,000	$0.01	8.54
Exercisable at December 31, 2007	312,500	$0.01	8.43
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised	(62,500)	$0.01	—
Outstanding at December 31, 2008	562,500	$0.01	7.57
Exercisable at December 31, 2008	562,500	$0.01	7.57

During 2008, an optionholder exercised 62,500 options at an aggregate exercise price of $625. The optionholder elected to pay the associated withholding taxes by surrendering 21,705 shares of stock valued at $3,039, resulting in a net issuance of 40,795 shares of Common Stock.

During 2007, an optionholder exercised 437,500 options at an aggregate exercise price of $4,375. The optionholder elected to pay the exercise price and associated withholding taxes by surrendering 144,025 shares of stock valued at $53,235, resulting in a net issuance of 293,475 shares of Common Stock.

At December 31, 2008, the aggregate intrinsic value of options outstanding and exercisable, based on the December 31, 2008 closing price of the Company’s common stock ($0.04 per share) each amounted to $16,875.

Aggregate credit to stock-based compensation, including $100,000 for the fair value of employee stock options, $(1,648) for the fair value of warrants issued to non-employees, and $(506,660) for the fair value of vested restricted stock to employees and non-employees for awards recognized or forfeited in connection with employee terminations and legal settlements during the year ended December 31, 2008 amounted to $408,308.

Aggregate stock-based compensation, including $137,500 for the fair value of employee stock options, $1,116,988 for the fair value of warrants issued to non-employees, and $517,153 for the fair value of vested restricted stock to employees and non-employees for awards recognized or forfeited upon termination of employment during the year ended December 31, 2007 amounted to $1,771,641.

Adoption of 2008 Stock Incentive Plan

On February 19, 2008, the Board of Directors authorized the adoption of the 2008 Stock Incentive Plan (the “Incentive Plan”), subsequently approved by the stockholders on April 25, 2008, which is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Incentive Plan with those of the Company and the Company’s stockholders. The Incentive Plan provides that up to 8 million shares of the Company’s common stock may be issued under the Plan. The 20,000 shares of common stock issued to directors of the Company during the year ended December 31, 2008 were issued pursuant to the Incentive Plan. There are 7,980,000 shares available for future issuances under this Plan. No other securities have been issued under the Incentive Plan.

Adoption of 2008 Employee Stock Purchase Plan

On February 19, 2008, the Board of Directors authorized the adoption of the 2008 Employee Stock Purchase Plan (the “Purchase Plan”), subsequently approved by the stockholders on April 25, 2008, which is designed to encourage and enable eligible employees to acquire a proprietary interest in the Company’s common stock. The Purchase Plan provides that up to 2 million shares of the Company’s common stock may be issued under the plan. No shares have been issued under the plan.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the year ended December 31, 2008, sales to one customer which is an agency of a municipal government represented 13% of net sales and 49% of total accounts receivable at December 31, 2008. Accounts receivable due from one other customer amounted to 17% of total accounts receivable at December 31, 2008. During the year ended December 31, 2008, sales to government and commercial customers represented 86% and 14% of net sales for the year, respectively.

During the year ended December 31, 2007, sales to three customers, two of which are agencies of municipal or state governments, represented approximately 11%, 14% and 26% respectively of net sales. Accounts receivable due from one of these customers amounted to 11% of total accounts receivable at December 31, 2007. Accounts receivable due from two other customers amounted to 10% and 24% of total accounts receivable at December 31, 2007, respectively. During the year ended December 31, 2007, sales to government and commercial customers represented 64% and 36% of net sales for the year, respectively.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, which amounted to $5,518,552 and $11,433,044, comprised approximately 41% and 58% of total revenues for the years ended December 31, 2008 and 2007, respectively.

In addition, the Company purchases custom-designed laptop mounts for vehicles from a single vendor. Revenues from laptop vehicle mounts, which amounted to $983,926 and $2,951,383 for the year ended December 31, 2008 and 2007, respectively, comprised approximately 7% and 15% of total revenues, respectively, for each year.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than these two vendors that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of either of these vendors could result in a temporary disruption of the Company’s operations.

NOTE 13– INCOME TAXES

As of December 31, 2008, the Company has approximately $3,420,000 of federal and state net operating loss carryforwards available to offset future taxable income, if any, through 2026. If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict the Company’s ability to utilize these loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could become limited in future years if ownership changes were to occur as defined in the Internal Revenue Code and similar state income tax provisions. The Company’s deferred tax assets and liabilities are as follows for each of the periods presented:

	December 31,
	2008	2007

Net operating loss carry forwards	$1,383,000	$374,000
Stock-based compensation	72,000	297,000
Other	6,000	—
	1,461,000	671,000
Valuation allowance	(1,461,000)	(671,000)
Net deferred tax asset	$—	$—

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13– INCOME TAXES (Continued)

The Company’s recorded income benefit, net of the change in the valuation allowance for each of the periods presented, is as follows:

	Years Ended December 31,
	2008	2007
Current
Federal	$—	$—
State	—	—
	$—	$—

Deferred
Federal	$(696,000)	$(200,000)
State	(94,000)	(26,000)
	$(790,000)	$(226,000)

Change in valuation allowance	790,000	226,000
	$—	$—

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

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2008	2007
Expected statutory rate	(34.00)%	(34.00)%
State income tax rate, net of Federal benefit	(4.50)%	(4.50)%
Permanent differences
Stock and warrant accommodation	—%	20.00%
Restricted stock awards not deductible for income tax purposes	(9.1)%	12.50%
Other	(5.8)%	—%
	(53.4)%	(6.00)%

Valuation allowance	53.4%	6.00%
	—	—

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

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 – PLACEMENT AGENCY, CORPORATE FINANCE AND MARKETING ADVISORY SERVICES AGREEMENTS (Continued)

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

Amendment and Supplement to Agreements with Sierra Equity Group, Ltd. Inc.

On March 27, 2007, the Company amended and supplemented its Investment Banking Advisory and Selling Agent Agreements with Sierra. The supplement and amendment provides that upon receipt of funding under the Selling Agent Agreement, the Investment Banking Advisory Agreement shall be amended to increase the retainer fee from $5,000 per month to $10,000 per month. Aggregate retainer fees paid during the years ended December 31, 2007 and 2006 amounted to $130,000 and $5,000, respectively. In addition, the Company agreed to implement a corporate governance plan to comply with all federal, state and regulatory statutes. The Company also agreed not to make any changes to its management team for one year from the date of the first closing of funding under the Selling Agent Agreement without prior approval. Additionally, the Company agreed to reserve 12% of the net proceeds raised by Sierra under the private placement for the hiring of an investor and public relations firm. Accordingly, the Company reserved $547,346 for investor and public relations services, of which $200,000 was used to retain a public relations firm with the remaining $347,346 included as restricted cash at December 31, 2007. Finally, Sierra has proposed to purchase or arrange for the purchase of shares of Common Stock held by a former officer and director of the Company. The Company granted “piggyback” registration rights on a best-efforts basis with respect to these shares.

Agreement with Trilogy Capital Partners, Inc.

On May 23, 2007, the Company entered into a 12-month consulting agreement with Trilogy Capital Partners, Inc. to provide marketing and capital market services in satisfaction of the agreement with Sierra Equity Group, Ltd. Inc. to reserve 12% of the net proceeds raised by Sierra under the private placement. As compensation, the Company agreed to (i) pay a monthly consulting fee of $10,000 and (ii) issue 2.0 million Common Stock purchase warrants exercisable at a price of $1.00 per share. The warrants are fully vested and non-forfeitable on the date of issuance. The fair value of these warrants, which amounted to approximately $425,182, was amortized to stock-based compensation expense the fair value of the warrants over the 12-month term of the agreement. Total stock-based compensation expense under this agreement for the year ended December 31, 2008 and 2007 amounted to $177,160 and $248,024, respectively for the fair value of the warrants.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, as amended, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Chief Financial Officer and Chief Executive Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008. Based on the evaluation as of December 31, 2008, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION

On March 17, 2009, Mr. Richard E. Deloney, Jr., a Class II director of the Company, provided notice to the Company's board of directors of his resignation from the board effective on that date. At the time of his resignation, Mr. Deloney had been a member of the audit, compensation, and corporate governance committees of the Company’s board of directors.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our current executive officers and directors:

Name	Age	Position
Chandra (C.B.) Brechin (4)	37	Chief Executive Officer, Treasurer and Class III Director
Scott Rutherford (4)	49	President and Class III Director
Tin Khin	62	Chief Financial Officer
Douglas DeLeaver (1)(2)(3)(4)	62	Class I Director
Bruce Robinson, Esq. (1)	42	Secretary and Class II Director
Jessie Lee, Jr. (1)(2)(3)(4)	49	Class II Director

———————

(1)

Independent Director

(2)

Member of Audit Committee

(3)

Member of Compensation Committee

(4)

Member of Corporate Governance Committee

C.B. Brechin. Mr. Brechin has served as our Chief Executive Officer and Treasurer since July 8, 2008. Prior to that, he served as our Treasurer and General Manager of our Pelican division since January 2006. He has also served as a director of our Company since January 2006. He co-founded Pelican in 1997 and served as its President from 1997 until January 2006. Mr. Brechin was responsible for advancing Pelican’s strategic direction, managing all aspects of Pelican’s corporate and government sales, including sales strategy, partnership/vendor relationships, corporate structure, contract acquisition, and training and development. In addition, Mr. Brechin managed Pelican’s financial planning, cash flow and risk analysis by opportunity, financial reporting and internal auditing. He successfully closed over $9 million dollars in sales in 2005 for Pelican and secured key client relationships, including, but not limited to the National Security Agency, the United States Navy, the State of Maryland, Maryland State Police, and Baltimore City Police. Through his sales efforts and strategic vision, Pelican has twice been recognized as a top reseller of Panasonic equipment, including “Reseller of the Year” in 2004. Mr. Brechin earned his Bachelor’s Degree in Political Science and International Affairs from Kalamazoo College and his Master’s Degree in Information and Telecommunications Systems from The Johns Hopkins University.

Scott Rutherford. Mr. Rutherford has served as our President since July 8, 2008. Prior to that, he was Director of Engineering of our Pelican division since January 2006. He has also served as a director of the Company since January 2006. He co-founded Pelican in 1997 and served as its Vice President from 1997 to 2006. Mr. Rutherford has more than 25 years of entrepreneurial experience in conceiving, developing and building technical solutions for clients in both the corporate and government sectors. For Pelican, Mr. Rutherford was responsible for all aspects of technology evaluation and deployment to meet its clients’ needs for mobile, ruggedized computing solutions. This included locating and assimilating complex solutions from various vendors to ensure a turnkey installation in highly variable models of police and fire vehicles. In addition, Mr. Rutherford launched and continues to develop Pelican’s technical support infrastructure, for which he and his team of engineers have been presented with awards for Outstanding Technical Support by various clients, including the Maryland State Police. Leveraging his extensive mechanical, electronic and computer expertise, Mr. Rutherford has developed a large array of products from concept, including a Mobile Training Center for the Department of Defense and proprietary irrigation control filters to eliminate RF interference from the Annapolis Naval Radio Transmitter Station. Mr. Rutherford is the recipient of several awards for his innovative technology systems, including the “Comdex Most Innovative” award in 1998.

Tin Khin. Mr. Khin has served as our Chief Financial Officer since November 1, 2008. Mr. Khin joined the Company in January 2008 as Director of Finance and Business Development. Between January 2008 and his appointment as Chief Financial Officer in November 2008, he was responsible for the daily operations and monitoring of the finances of the Company and for developing new customers, vendor relationships and new areas of business. Prior to joining the Company, Mr. Khin worked for the Motor Vehicle Administration (“MVA”) of the State of Maryland from September 2004 until January 2008. From August 2005 until January 2008, Mr. Khin served as divisional manager of the Financial Management Division of the MVA, where he was responsible for formulating, monitoring and executing the agency’s annual operating budget. From September 2004 to July 2006, Mr. Khin served as manager of the accounts payable and payroll section of the MVA, where he managed and supervised an annual payroll of approximately $90 million. From December 1998 to January 2004, Mr. Khin served as the director of budget and finance of the Baltimore County Department of Social Services, where he was responsible for the preparation and monitoring of the budget and accounting division of the agency. Mr. Khin earned a Bachelor of Commerce degree from the University of Rangoon (1965) and holds a Professional Accountant certificate from Burma (1967).

Douglas Deleaver. Mr. Deleaver has served as our director since December 2007. Mr. Deleaver is a law enforcement veteran and security consultant with over 37 years of experience in local, state, federal, critical infrastructure and international security assessment and mitigation. He currently serves as Immediate Past President of NOBLE, the National Organization of Black Law Enforcement Executives, consisting of 58 chapters and 4,300 members, after serving as National President from 2007 to 2008 and National Vice President during 2006. Prior thereto from August 2003 to present, Mr. Deleaver has served on boards of various organizations, including the Ethics Board for Harford County, Maryland, the U.S. Service Academies Nomination Board, the Maryland Chiefs of Police Association as President, and state and regional chapters of NOBLE as President and Vice President, respectively. From January 2003 through December 2006, he was appointed to certain positions at the request of State of Maryland Governor Robert Ehrlich, including Superintendent of the Maryland Natural Resources Police, the Maryland Emergency Management Agency, as well as re-appointed to Chief of Police of the Maryland Transit Administration. While serving under Governor Ehrlich, Mr. Deleaver directed several initiatives as one of 8 experts under the Governor’s Homeland Security Task Force, traveling to Israel to participate in an international security program to assess threat mitigation systems implemented for critical infrastructure in the State of Israel, as well as performing an evaluation of surveillance systems implemented by the City of London in response to the subway and bus bombings of July 2005. From July 1998 to January 2003, Mr. Deleaver served as Director of Strategic Planning and later Chief of Police for the Maryland Transit Administration Police. From July 1992 to December 1998, he served as both Captain and Major and Executive Assistant to the Superintendant to the Maryland Natural Resources Police. From 1969 to 1992, Mr. Deleaver served as an officer in the Maryland State Police, retiring with the rank of Lieutenant, during which time he served on the Executive Protection Detail for Maryland, where he protected three governors and was selected to serve on several protection details for visiting dignitaries. He has held top secret security clearance since January 2005. Mr. Deleaver earned his Bachelor of Arts Degree in Criminal Justice from Miami Dade College of Assessments and completed graduate work through the Law Enforcement Institute of the University of Maryland.

Bruce Robinson, Esq. Mr. Robinson has served as our Secretary since November 1, 2008 and our director since January 2006. Mr. Robinson served as an advisor to Pelican shortly after its inception in 1997. His primary responsibility was to ensure that Pelican stayed true to its corporate mission. Mr. Robinson was responsible for managing strategic alliances and client acquisition from a risk management perspective and for developing and driving strategic and corporate response to market opportunities. He also ensured compliance to corporate and government contract vehicles. Mr. Robinson also served as Pelican’s General Counsel, and as such, was responsible for the development and implementation of Pelican’s legal strategy. Mr. Robinson received his undergraduate education at the University of Delaware and earned his Juris Doctor degree from the University of Maryland School of Law. He was admitted to the Maryland State Bar in 1992 and is admitted to practice in the United States Supreme Court and the United States Court for the 4th Circuit.

Jessie Lee, Jr. Mr. Lee has served as our director since October 2008. Since 2001, Mr. Lee has served as the executive director of the National Organization of Black Law Enforcement Executives, where he has been responsible for guiding the operational, fiscal and overall direction of the organization, which includes more than 58 national chapters, and 3 international chapters representing 3900 members. He has assisted in developing and implementing annual goals and objectives to meet the organization’s strategic plans, managed an operating budget of more than two million dollars and provided training and technical assistance to external agencies including police departments and community organizations. Mr. Lee has also been an adjunct professor at Gloucester County College in Sewell, New Jersey since 2007 where he has taught Introduction to College Studies which course focuses on effective study skills, strategies and personal development skills. Mr. Lee earned a Master of Science degree in Business Management – Nonprofit and a Bachelor of Arts degree in Organizational Management from Eastern University in St. David, Pennsylvania in 2006 and 2000, respectively. Mr. Lee earned an Associates degree in Applied Science in Law Enforcement from Gloucester County College in Deptford, New Jersey in 1999.

Board of Directors

Our board of directors currently consists of five members, which members are divided into three classes serving staggered three-year terms. Currently, our Class I director serves until the 2011 annual meeting of stockholders, our Class II directors serve until the 2009 annual meeting of stockholders, and our Class III directors serve until the 2010 annual meeting of stockholders. There are no family relationships between or among our executive officers and directors.

Committees of the Board

Our board of directors has established an audit committee, a compensation committee and a corporate governance committee, each of which is briefly described below.

Audit Committee

The audit committee assists the board of directors in maintaining the integrity of our financial statements, and of our financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The audit committee reviews the scope of independent audits and assesses the results. The audit committee meets with management to consider the adequacy of the internal control over, and the objectivity of, financial reporting. The audit committee also meets with the independent auditors and with appropriate financial personnel concerning these matters. The audit committee selects, determines the compensation of, appoints and oversees our independent auditors. The independent auditors periodically meet with the audit committee and always have unrestricted access to the audit committee. The audit committee currently consists of Messrs. Deleaver and Lee, each of whom have been determined to be “independent” under certain independence criteria adopted by our board and as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. Mr. Deleaver currently serves as chairman of the audit committee. We have not yet identified an audit committee financial expert meeting the required criteria and qualifications to serve on our audit committee, however, we anticipate identifying one in the future.

Compensation Committee

The compensation committee administers incentive compensation plans, including stock option plans, and advises the board of directors regarding employee benefit plans. The compensation committee establishes the compensation structure for our senior managers, approves the compensation of our senior executives, and makes recommendations with respect to compensation of the Chief Executive Officer and our other executive officers. The compensation committee advises and makes recommendations to the board of directors on all matters concerning director compensation. The compensation committee currently consists of Messrs. Deleaver and Lee, each of whom have been determined to be “independent” under certain independence criteria adopted by our board and as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. Mr. Deleaver currently serves as chairman of the compensation committee.

Corporate Governance Committee

The corporate governance committee evaluates and recommends candidates for election to board of directors, reviews the performance and contribution of directors, recommends membership for standing committees, reviews director independence, and adopts and reviews Company corporate governance guidelines and codes of conduct. The corporate governance committee, which was established in February 2008, currently consists of Messrs. Brechin, DeLeaver, Lee and Rutherford, two of whom have been determined to be “independent” under certain independence criteria adopted by our board of directors and as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. Mr. DeLeaver currently serves as chairman of the corporate governance committee.

Nominating Committee

As of this time, we do not have a nominating committee, or a nominating committee charter. Our board of directors believes the full board can adequately perform the functions of a nominating committee. The board of directors identifies director candidates through numerous sources, including recommendations from directors, executive officers and our stockholders. The board of directors seeks to identify those individuals most qualified to serve as board members and will consider many factors with regard to each candidate, including judgment, reputation, integrity, diversity, prior experience, the interplay of the candidate’s experience with the experience of other directors and the candidate’s willingness to devote the time and effort required for board responsibilities. There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 10, 2008.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2008 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except that Mr. Brechin filed one Form 4 late, Mr. Deleaver filed a Form 5 as a result of his failure to file a Form 4 with respect to one transaction, and Messrs. Khin, Deloney and Lee each filed their initial Form 3 late.

Code of Ethics for Certain Officers

In February 2008, our Board of Directors adopted a Code of Ethics applicable our Chief Executive Officer and Senior Financial Officers. We will provide a copy of this Code of Ethics without charge upon request to the Company’s Chief Executive Officer at: Brekford International Corp., Attn: Chief Executive Officer, 7020 Dorsey Road, Suite C, Hanover, Maryland 21076.

Code of Business Conduct

In February 2008, our Board of Directors adopted a Code of Business Conduct applicable to Board of Directors, executives and employees. Any waivers of the Code of Business Conduct are required to be approved by a majority of the Board of Directors and any waivers granted to directors, executives or key employees will be disclosed on our website. A copy of this Code of Business Conduct is available upon request.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid to (i) Chandra (C.B) Brechin, our Chief Executive Officer, Treasurer and Director, (ii) Scott Rutherford, our President and Director, (iii) Tin Khin, our Chief Financial Officer, (iv) William A. Shafley, our former Chief Executive Officer and Director, and (v) Ryan E. Kirch, our former Chief Financial Officer and Secretary (collectively, the “named executive officers”), during our fiscal years ended December 31, 2008 and 2007.

2008 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Award(S) ($)(3)	All Other Compen- sation ($)	Total ($)
Chandra (C.B.) Brechin Chief Executive Officer, Treasurer and Director, Former General Manager, PelicanMobile	2008 2007	135,000 135,000	— 100,000	— —		— —	— —	135,000 235,000
Scott Rutherford President and Director, Former Director of Engineering, PelicanMobile	2008 2007	135,000 135,000	— 100,000	— —		— —	— —	135,000 235,000
Tin Khin Chief Financial Officer	2008 2007	96,615 —	— —	— —		— —	— —	96,615 —
William A. Shafley Former Chief Executive Officer and Director (1)	2008 2007	121,154 72,692	— —	— —		— —	— —	121,154 72,692
Ryan E. Kirch Former Chief Financial Officer and Secretary (2)	2008 2007	114,231 135,000	— 10,000	50,000 115,058	(2)	— —	— —	$164,231 $260,058

———————

(1)

In connection with the appointment of Chandra (C.B.) Brechin as our Chief Executive Officer on July 8, 2008, the board of directors of the Company proposed to reassign Mr. William A. Shafley from Chief Executive Officer to a sales management position with the Company’s Tactical Solutions Options (“TSO”) division. Effective July 25, 2008, Mr. Shafley declined to accept the reassignment to the position of sales manager and subsequently discontinued participation in the affairs and governance of the Company including board service. On December 19, 2008, at the 2008 annual meeting of the stockholders of the Company, Mr. Shafley was removed from the board of directors for cause by a vote of the stockholders of the Company.

(2)

Effective August 31, 2006, we accelerated the vesting of 370,096 out of a total award of 4,000,000 restricted shares to Ryan E. Kirch , 250,000 of which were subsequently transferred to Messrs. Brechin and Rutherford for their having personally guaranteed the accounts receivable financing facility with American Bank and 120,096 shares were withheld by us for income tax withholding requirements. The remaining 3,629,904 shares were subject to vesting over a four-year period ending on January 19, 2010. The aggregate fair value of these shares, which amounted to $725,981, was being amortized over a four-year vesting period in accordance with SFAS 123R. The recognized portion of these shares amounted to $115,058 and $50,000 during the years ended December 31, 2007 and 2008, respectively. Assumptions in estimating the fair value of this restricted stock are discussed in greater detail in Management’s Discussion and Analysis of financial condition and plan of operation. In connection with his resignation effective October 31, 2008, Mr. Kirch forfeited the remaining 3,129,904 shares of his unvested restricted common stock.

Narrative Disclosure to 2008 Summary Compensation Table

On August 27, 2007, we entered into a verbal agreement with William A. Shafley to serve as our Executive Vice President of Sales. The agreement provided for an annual salary of $210,000 per year plus benefits. On February 19, 2008, our Board of Directors elected Mr. Shafley as Chief Executive Officer, with his annual salary to continue at the same rate. Subsequently, on July 8, 2008, the board of directors appointed Mr. C.B. Brechin as Chief Executive Officer of the Company, effective on that date. In connection with the appointments, the board of directors proposed to reassign Mr. Shafley to a sales management position with our TSO division. Mr. Shafley did not accept the sales management position. On December 19, 2008, Mr. Shafley was removed from the board of directors by a vote of a majority of the stockholders of the Company.

On January 6, 2008, the executive employment agreements with our former executive officer Ryan E. Kirch and current officers Chandra (C.B.) Brechin and Scott Rutherford expired. We do not anticipate entering into new employment agreements with any of our current executive officers, however, we expect to continue paying Messrs. Brechin and Rutherford a salary of $135,000 per year, payable in biweekly installments.

On October 28, 2008, Mr. Ryan E. Kirch resigned from his positions as Chief Financial Officer and Secretary of the Company, effective at the close of business on October 31, 2008. In connection with the resignation, we cancelled the remaining 3,129,904 shares of unvested restricted stock that had been granted to Mr. Kirch under a restricted stock award in 2006.

Effective November 1, 2008, the board of directors of the Company appointed Mr. Tin Khin to serve as our Chief Financial Officer and agreed to pay Mr. Khin an annual base salary of $121,000, payable in accordance with our normal payroll practices.

Outstanding Equity Awards at December 31, 2008

There were no outstanding equity incentive awards held by our named executive officers as of December 31, 2008.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our named executive officers) during the 2008 fiscal year.

2008 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Bruce Robinson	—	—	—	—	27,188(1)	27,188
Jessie Lee, Jr.	1,000	—	—	—	—	1,000
Richard E. Deloney, Jr. Former Director	1,000(2)	—	—	—	3,500(3)	4,500
Douglas Deleaver	3,000	(4)	—	—	—	3,000
Jonathan Fleming, Former Director	2,000	500 (5)	—	—	—	2,500
John Poling, Former Director	3,000	500 (5)	—	—	—	3,500

———————

(1)

Mr. Robinson was paid $23,660 for legal consulting services during the 2008 fiscal year. Additionally, the Company paid Mr. Robinson $3,528 in medical and dental benefits under our health insurance plan for 2008.

(2)

In addition, the Company reimbursed Mr. Deloney for travel expenses in the amount of $583 incurred in connection with his attendance at our 2008 annual meeting of stockholders.

(3)

Mr. Deloney performed a business analysis project for the Company in September 2008 for which the Company paid him $3,500.

(4)

Douglas Deleaver was granted 10,000 shares of Common Stock in August 2008 with a value of $500 in accordance with FAS 123R, which he subsequently returned to us for cancellation on December 30, 2008.

(5)

The value of 10,000 shares of Common Stock in accordance with FAS 123R.

Narrative Disclosure to 2008 Director Compensation Table

In April 2008, the Company’s board of directors adopted the 2008 Director’s Compensation Plan, which provides for the following compensation:

Stock Grants: 10,000 shares of restricted Common Stock per year as compensation for attending board meetings during the fiscal year, provided that a director must attend a minimum of 75% of the regular and special meetings of the full board and of any committees upon which they sit;

Cash: $1,000 per calendar quarter as compensation for attending board meetings during that quarter, provided that a director must attend a minimum of 75% of the regular and special meetings of the full board and of any committees upon which they sit; and

Out-of-Pocket Expenses: All out-of-pocket expenses for in-person meetings will be reimbursed upon submission of an expense statement and receipts, up to a maximum of $500 per in-person meeting.

In August 2008, Jonathan Fleming and John Poling received 10,000 shares of Common Stock valued at $500 each. In addition, we granted Douglas Deleaver 10,000 shares of Common Stock in August 2008, which he subsequently returned to us for cancellation on December 30, 2008.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information with respect to the beneficial ownership of our Common Stock as of March 13, 2009, for: each person known by us to beneficially own more than 5% of our Common Stock; each of our named executive officers; our directors; and all of our executive officers and directors as a group.

As used in the tables, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The percentage shown is based on 57,935,609 shares of Common Stock issued and outstanding as of March 13, 2009. In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to options and/or warrants currently exercisable, or exercisable within 60 days of March 13, 2009, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common	Legisi Marketing, Inc. (1)	28,910,000	(2)	42.6%
	Alan Goddard (3)	5,040,000	(4)	8.3%

———————

(1)

Gregory McKnight, a natural person who controls Legisi Marketing, Inc., has sole investment and voting power with respect to the Common Stock and warrants beneficially owned by Legisi Marketing, Inc. The address of the beneficial owner is 5154 Miller Road, Flint, Michigan 48507. A court appointed receiver is currently in control of the disposition of the Legisi Marketing, Inc. shares.

(2)

Includes 18,910,000 shares of Common Stock and 10,000,000 shares of Common Stock issuable upon exercise of warrants at an exercise price of $0.39.

(3)

The address of the beneficial owner is 7700 Congress Avenue, Suite 3207, Boca Raton, FL 33487.

(4)

Includes 2,840,000 shares of Common Stock, 900,000 shares of Common Stock issuable upon exercise of warrants at a price of $0.25, 300,000 shares of Common Stock issuable upon exercise of warrants at a price of $0.275, 300,000 shares of Common Stock issuable upon exercise of warrants at a price of $0.3125, 300,000 shares of Common Stock issuable upon exercise of warrants at a price of $0.375, and 400,000 shares of Common Stock issuable upon exercise of warrants at a price of $0.39. Also, includes 1,270,000 shares of Common Stock, including warrants to purchase 1,020,000 shares of Common Stock, owned by Allen, Goddard, McGowan, Pak & Partners, LLC (“Allen Partners”). Mr. Alan Goddard serves as Chief Executive Officer of Allen Partners and may be deemed to have shared voting and dispositive power of the 1,270,000 shares of Common Stock, including warrants to purchase 1,020,000 shares of Common Stock, owned by Allen Partners.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Chandra (C.B.) Brechin	11,730,500	20.2%
	Scott Rutherford	11,425,000	19.7%
	Tin Khin	—	—%
	Douglas DeLeaver	—	—%
	Bruce Robinson	2,500,000	4.3%
	Jessie Lee, Jr.	—	—%
	Richard Deloney, Jr.(2)	—	—%
	William Shafley (3)	—	—%
	Ryan Kirch (4)	330,943	*
	All current directors and executive officers as a group (6 persons)	25,655,500	44.3%

———————

*

Less than 1%.

(1)

The address of each person in this table is c/o Brekford International Corp. at 7020 Dorsey Road, Suite C, Hanover, Maryland 21076.

(2)

Former Director

(3)

Former Chief Executive Officer and Director.

(4)

Former Chief Financial Officer and Secretary.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We lease approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On January 1, 2004, we entered into a 5-year lease with Peppermill. For each of the years ended December 31, 2006, December 31, 2007, and December 31, 2008, lease payments amounted to $28,200, $28,200 and $32,400, respectively. The lease ended December 31, 2008.

While we do not maintain a written policy with respect to related party transactions, our audit committee routinely reviews potential transactions with those parties we have identified as related parties.

We have determined that Messrs. DeLeaver and Lee meet the standards of independence under certain independence criteria adopted by our board and the NASDAQ Stock Market listing standards, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment. However, since our shares of Common Stock are currently quoted on the OTCBB, we are not yet required to comply with any stock market requirements to have a majority of our directors satisfy the independence requirements of NASDAQ or other national exchange. See Item 10 – “Directors, Executive Officers and Corporate Governance.”

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our board of directors appointed Marcum & Kliegman LLP to serve as our independent auditors for 2008.

The following table presents fees for professional audit services rendered by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007, and fees billed for all other services rendered by Marcum & Kliegman LLP during such fiscal years then ended.

	Year Ended December 31,
	2008	2007
Audit fees(1)	$111,000	$100,000
Audit-related fees	—	—
Tax fees	—	—
Other fees	—	—
Total fees	$111,000	$100,000

———————

(1)

Estimate for audit fees for the financial statements for the year ended December 31, 2008 provided to us by Marcum & Kliegman, LLP.

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

(2)

Financial Statements Schedule

The following consolidated financial statement schedule of Brekford International Corp. is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page
II – Valuation and Qualifying Accounts	61

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Share Exchange by and between Pelican Mobile Computers, Inc. and American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) **
2.2	Bill of Sale by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008. +++
2.3	Contract and Agreement for Sale of Assets by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008. +++
3.1.1	Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on May 27, 1998 **
3.1.2	Certificate of Correction of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on July 17, 1998 **
3.1.3	Certificate of Amendment of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on August 11, 2004 **
3.1.4	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) as filed with the State of Delaware on January 6, 2006 **
3.1.5	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. as filed with the State of Delaware on January 6, 2006 **
3.1.6	First Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on January 4, 2006 **
3.1.7	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with State of Delaware on April 29, 2008. ****
3.2	Bylaws of Brekford International Corp. **
4.1	Stock Purchase Agreement by and between Brekford International Corp. and Paul Harary and Paris McKenzie TBE (Subscriber) dated January 31, 2007 ***
4.2	Warrant to Purchase Brekford International Corp. Common Stock in favor of Paul Harary and Paris McKenzie TBE (Warrant Holder) dated January 31, 2007 **
4.3	Form of Subscription Agreement to Purchase Units of Brekford International Corp. **
4.4	Form of Warrant to Purchase Brekford International Corp. Common Stock by and among Brekford International Corp. and the Unit purchasers signatory thereto **
4.5	Form of Registration Rights Agreement, by and among Brekford International Corp. and the Unit purchasers signatory thereto **

Exhibit Number	Description
4.6	Form of Warrant issued to Sierra Equity Group, Ltd. Inc. with respect to the Company’s March 2007 private offering closed March 30, 2007 and its assigns **
4.7	Form of Warrant issued to Sierra Equity Group, Ltd. Inc. under the Investment Banking Advisory Agreement dated December 18, 2006 and its assigns **
4.8	Form of Non-qualified Option Agreement to Purchase Shares of Common Stock of Brekford International Corp. **
4.9	Warrant issued to Trilogy Capital Partners, Inc., dated May 23, 2007 +++
4.10	Form of Warrant issued to Birch Systems, LLC pursuant to the General Release and Settlement Agreement between the Company and Birch Systems, LLC +++
10.1	Form of Employment Agreement, dated January 6, 2006, by and between Brekford International Corp. and its Executive Officers Chandra (C.B.) Brechin, Ryan Kirch, Maris J. Licis, and Scott Rutherford **
10.2	Form of Employment Agreement, dated February 1, 2006, by and between Brekford International Corp. and its Key Employees Walter Kirk Herrick, Douglas McQuarrie, David Tezza and Michael Wall **
10.3	Employment Agreement, dated January 6, 2006, by and between Brekford International Corp. and Charley Wall **
10.4	Severance and Release Agreement by and between Brekford International Corp. and Charley Wall dated September 1, 2006 **
10.5	Employment Agreement, dated March 1, 2006, between Brekford International Corp. and Richard A. Sajac **
10.6	Placement Agency Agreement with Stonegate Securities, Inc. dated February 24, 2006 **
10.7	Consulting Agreement with Birch Systems, LLC dated December 8, 2006 **
10.8	Amendment to Consulting Agreement with Birch Systems, LLC dated December 30, 2006 **
10.9	Investment Banking Advisory Agreement with Sierra Equity Group, Ltd. Inc. dated December 18, 2006 **
10.10	Selling Agreement with Sierra Equity Group, Ltd. Inc. dated December 20, 2006 **
10.11	Supplements to Investment Banking Advisory and Selling Agent Agreements with Sierra Equity Group, Ltd. Inc. dated March 27, 2007 **
10.12	Lease Agreement by and between Pelican Mobile Computers, Inc. and Peppermill Properties, LLC dated January 1, 2004 **
10.13	Lease Agreement by and between Brekford International Corp. and Greenbrier Point Partners, L.P. dated February 13, 2006 **
10.14	Loan and Security Agreement by and between Brekford International Corp. and American Bank dated August 1, 2006 **
10.15	Promissory Note Agreements by and between Brekford International Corp. and American Bank dated August 1, 2006 **
10.16	Guaranty Agreement by and among Scott Rutherford and Chandra Brechin and American Bank dated August 1, 2006 **
10.17	Stockholder Promissory Note in favor of Chandra (C.B.) Brechin dated January 11, 2006 **
10.18	Stockholder Promissory Note in favor of Scott Rutherford dated January 11, 2006 **
10.19	Contract by and between Pelican Mobile Computers, Inc. and the State of Maryland dated July 15, 2001 **
10.20	Settlement and Release Agreement Regarding Claims by Joseph Cornwell, Fareri Financial Services, Inc. and Anthony Fareri & Associates, Inc. **
10.21	Lease Agreement by and between Brekford International Corp. and FRP Hillside LLC #3 dated May 16, 2007 **
10.22	Consulting Agreement by and between Brekford International Corp. and Trilogy Capital Partners, Inc. dated May 23, 2007 **
10.23	Teaming Agreement by and between Brekford International Corp. and LINXX Security, Inc. dated January 18, 2007 ++
10.24	Teaming Agreement by and between Brekford International Corp. and Protective Enterprises, LLC dated August 3, 2006 ++
10.25	Teaming Agreement by and between Brekford International Corp. and Science Applications International Corporation dated December 29, 2006 ++

Exhibit Number	Description
10.26	Teaming Agreement by and between Brekford International Corp. and Science Applications International Corporation dated February 5, 2007 ++
10.27	Teaming Agreement by and between Brekford International Corp. and Marine Solutions, Inc. dated January 17, 2007 ++
10.28	Standard Government Teaming Agreement by and between Brekford International Corp. and Science Applications International Corporation dated August 28, 2007 ++
10.29

Letter from Panasonic Personal Computer Company confirming Pelican Mobile Computers, Inc. as the only Maryland based Company authorized to sell the fully ruggedized line of Panasonic Notebooks to Maryland State and Local government agencies dated February 8, 2006 ***

10.30	Sublease Agreement by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008. +++
17.1	Resignation letter of director Richard Deloney, dated March 17, 2009 +++
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +++
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +++
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +++
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +++

———————

**

Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference.

***

Previously filed as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference.

****

Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008 and incorporated herein by reference.

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

Brekford International Corp.

Date: March 23, 2009	By:	/s/ C.B. BRECHIN
Chandra (C.B.) Brechin
Chief Executive Officer, Treasurer and Director

Date: March 23, 2009	By:	/s/ TIN KHIN
Tin Khin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.B. BRECHIN	Chief Executive Officer, Treasurer and Director	March 23, 2009
Chandra (C.B.) Brechin

/s/ SCOTT RUTHERFORD	President and Director	March 23, 2009
Scott Rutherford

/s/ TIN KHIN	Chief Financial Officer	March 23, 2009
Tin Khin

/s/ DOUGLAS DELEAVER	Director	March 23, 2009
Douglas DeLeaver

/s/ BRUCE ROBINSON, ESQ.	Secretary and Director	March 23, 2009
Bruce Robinson, Esq.

/s/ JESSIE LEE, JR.	Director	March 23, 2009
Jessie Lee, Jr.

Schedule II

Brekford International Corp.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charged to costs and expenses	Balance due to acquisitions	Charged to other accounts	Deductions – write-offs of accounts	Balance at end of period
December 31, 2008
Allowance for doubtful accounts (deducted from accounts receivable)	$32,284	$149,118	$—	$—	$—	$181,402
Deferred tax assets valuation allowance	$671,000	$790,000	$—	$—	$—	$1,461,000
Accumulated depreciation	$72,128	$119,091	$—	$—	$—	$191,219
December 31, 2007
Allowance for doubtful accounts (deducted from accounts receivable)	$—	$32,284	$—	$—	$—	$32,284
Deferred tax assets valuation allowance	$445,000	$226,000	$—	$—	$—	$671,000
Accumulated depreciation	$28,781	$43,347	$—	$—	$—	$72,128