Form 10-Q
period 2009-03-31
Brekford International Corp.
filed 2009-05-06
CIK 1357115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2009
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-52719

———————

Brekford International Corp.

(Exact name of registrant as specified in its charter)

———————

Delaware	20-4086662
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 57,935,609 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of May 6, 2009.

Brekford International Corp.

Form 10-Q

Index

Page

PART I – FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Condensed Consolidated Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008

2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009
and 2008 (Unaudited)

3

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2009
(Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and
2008 (Unaudited)

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 4T.

Controls and Procedures

14

PART II – OTHER INFORMATION

16

Item 1.

Legal Proceedings

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.

Defaults Upon Senior Securities

16

Item 4.

Submission of Matters to a Vote of Security Holders

16

Item 5.

Other Information

16

Item 6.

Exhibits

16

SIGNATURES

17

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Brekford International Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,445	$436,451
Restricted cash	331,823	331,823
Accounts receivable, net	2,112,446	2,230,479
Unbilled receivables	155,833	—
Prepaid expenses	557,839	28,139
Work in process	191,602	275,925
Total Current Assets	3,401,988	3,302,817
Property and equipment, net	511,002	541,454
Other non-current assets	416,123	464,228
TOTAL ASSETS	$4,329,113	$4,308,499

LIABILITES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,595,922	$1,778,347
Accrued payroll and related expenses	67,380	50,345
Equipment notes payable - current portion	48,007	45,704
Customer deposits	49,208	—
Deferred rent - current portion	22,155	20,778
Total Current Liabilities	1,782,672	1,895,174

Equipment notes payable, net of current portion	43,298	53,371
Deferred rent, net of current portion	255,709	265,989
TOTAL LIABILITIES	2,081,679	2,214,534

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 59,626,565 shares issued and 57,722,540 outstanding at March 31, 2009 and December 31, 2008	5,963	5,963
Additional paid-in capital	10,494,892	10,494,892
Treasury stock, at cost; 1,904,025 shares at March 31, 2009 and December 31, 2008	(227,683)	(227,683)
Accumulated Deficit	(8,025,738)	(8,179,207)
TOTAL STOCKHOLDERS' EQUITY	2,247,434	2,093,965
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,329,113	$4,308,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008

NET SALES	$3,378,733	$3,127,814

COST OF SALES	2,833,320	2,671,244

GROSS PROFIT	545,413	456,570

OPERATING EXPENSES
Salaries and related expenses	207,694	695,264
Selling, general and administrative expenses	184,606	768,623

TOTAL OPERATING EXPENSES	392,300	1,463,887

INCOME (LOSS) FROM OPERATIONS	153,113	(1,007,317)

OTHER INCOME (EXPENSE)
Interest expense	(2,323)	(3,374)
Interest income	2,679	16,193

TOTAL OTHER INCOME	356	12,819

NET INCOME (LOSS)	$153,469	$(994,498)

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	60,189,065	63,733,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity for the
Three Months Ended March 31, 2009 (Unaudited)

					Additional Paid-In Capital			Accumulated Deficit	Total
	Preferred Stock		Common Stock			Treasury Stock
	Shares	Par Value	Shares	Par Value		Shares	Cost
BALANCE - December 31, 2008	—	—	59,626,565	$5,963	$10,494,892	(1,904,025)	$(227,683)	$(8,179,207)	$2,093,965
Net Income for the period	—	—	—	—	—	—	—	153,469	153,469
BALANCE - March 31, 2009 (Unaudited)	—	$—	59,626,565	$5,963	$10,494,892	(1,904,025)	$(227,683)	$(8,025,738)	$2,247,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net Income (Loss)	$153,469	$(994,498)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	30,452	29,076
Stock-based compensation, net of treasury stock and forfeiture	—	201,323
Deferred rent	(8,903)	(7,568)
Changes in operating assets and liabilities:
Accounts receivable	(37,800)	(90,437)
Prepaid expenses	(529,700)	270,198
Work in process	84,323	(461,309
Deposits	48,105	(41,879)
Accounts payable and accrued expenses	(182,425)	930,530
Accrued payroll and related expenses	17,035	17,092
Customer deposits	49,208	—
Deferred revenue	—	35,902
NET CASH USED IN OPERATING ACTIVITIES	(376,236)	(111,570)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	—	(19,488)
NET CASH USED IN INVESTING ACTIVITIES	—	(19,488)

CASH FLOWS USED IN FINANCING ACTIVITIES
Principal payments on equipment note payable	(7,770)	(9,687)
NET CASH USED IN FINANCING ACTIVITIES	(7,770)	(9,687)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(384,006)	(140,745)

CASH AND CASH EQUIVALENTS – Beginning of period	436,451	2,092,951

CASH AND CASH EQUIVALENTS – End of period	$52,445	$1,952,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,398	$3,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford International Corp. is a leading provider of fully integrated vehicle installation, rugged technology solutions geared towards mission critical operations. For more than a decade, the company has provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the Mid-Atlantic region. Brekford provides these agencies with an end-to-end suite of superior products and services designed to streamline procurement processes and offer maximum functionality to their day to day operations.

Brekford  provides end-to-end mobile communications, information technology and vehicle upfitting solutions including:

•

Ruggedized mobile computing, video and communications products and services for homeland security and public safety environments;

•

Information technology products in support of homeland security and public safety back-office operations; and,

•

Bumper-to-bumper vehicle modification products and services, including specialized lights, sirens, prisoner cages and ballistics protection for homeland security, law enforcement, fire and emergency medical vehicles.

The Company’s customers principally include municipal police departments, state and municipal public safety agencies and, from time to time, public utilities, fortune 500 companies and government integrators.

Unless the context indicates otherwise, use of the term, the “Company”, refers to Brekford and its wholly-owned subsidiary.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,619,316 at March 31, 2009. The Company’s primary sources of liquidity through March 31, 2009 have been the cash flows it has generated from its operations and funds received in a private placement transaction completed during the year ended December 31, 2007.

The Company recorded net income of $153,469 for the three months ended March 31, 2009 and its accumulated deficit amounted to $8,025,738 at March 31, 2009. Cash flows used in operations for the three months ended March 31, 2009 was $(376,236), primarily due to the prepayment of $538,750 custom-designed laptop mounts for vehicles from the Company’s largest single vendor.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least April 2010. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be affected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The current economic crisis could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements the Company include accounts of Brekford and its wholly-owned subsidiary. Intercompany transactions and balances are eliminated in consolidation.

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

This Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended December 31, 2008 contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2009.

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

Concentration of Credit Risk

The Company maintains checking and money market accounts with major financial institutions. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). From time to time amounts deposited may exceed the FDIC limits.  The Company has not experienced any losses on these accounts.

Accounts Receivable, net

Accounts receivable are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The allowance for doubtful accounts was $181,402 at December 31, 2008, respectively.

Unbilled Receivables

Unbilled receivables are carried at estimated net realizable value. Unbilled receivables represent revenue that has been recognized in accordance with the terms of the invoice, yet has not been invoiced to the customers.  Unbilled receivables primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. The Company accounts for warranty liabilities in accordance with the provisions of FAS 5 “Accounting for Contingencies (as amended).” Warranty claims were insignificant during the three months ended March 31, 2009 and 2008.

The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the Company reduce its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the three months ended March 31, 2009 and 2008.

Net Income (Loss) Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted income per share for the three months ended March 31, 2009 excludes warrants in the computation because their effect would be anti-dilutive.

The Company’s computation of net income (loss) per share includes 562,500 and 375,000 options exercisable at $0.01 per share at March 31, 2009 and 2008, respectively. Additionally, 16,595,000 and 17,220,000 common stock purchase warrants issued as of March 31, 2009 and 2008, respectively, were excluded from the determination of net income (loss) per share as their effect is anti-dilutive.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement became effective on January 1, 2009.  The adoption of SFAS 162 did not have a material impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial position and results of operations.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on the Company’s financial position and results of operations.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP 115-2 and 124-2 on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP 157-4 on is financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. The Company is evaluating the impact of this FSP on its financial statements.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, the Company filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The Company alleges that on or about July 29, 2008, the Company agreed to purchase from Woot, and Woot agreed to sell to the Company ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). The Company paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. Woot breached the contract by failing to deliver the Goods to the third party as directed. The Company demanded Woot return the full Contract Price; however, Woot refunded $50,000 to the Company. As a result of Woot’s breaches, the Company is seeking damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change in venue and transferring the case to the United States District Court of the Eastern District of Texas. Although the Company believes it has a strong position and is entitled to a full refund, a possible range of loss or timing of a resolution cannot be predicted at this time. Accordingly, the deposit on this contract is classified in non-current assets in the accompanying balance sheet at March 31, 2009 and December 31, 2008.

NOTE 5 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the three months ended March 31, 2009, sales to two customers which are agencies of state or municipal governments represented 33% and 20% respectively of net sales. Accounts receivable due from these customers amounted to 53% and 12% of total accounts receivable at March 31, 2009.

During the three months ended March 31, 2008, sales to two customers, two of which are agencies of state or municipal government represented 9% and 13% respectively of net sales.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, which amounted to approximately $1,953,919 and $863,000, comprised approximately 58% and 28% of total revenues for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, accounts payable due to this distributor amounted to 54% and 67%, respectively.

In addition, the Company purchases custom-designed laptop mounts for vehicles from a single vendor. Revenues from laptop vehicle mounts, which amounted to approximately $307,845 and $164,000 the three months ended March 31, 2009 and 2008, respectively, comprised approximately 9% and 5% of total revenues, respectively, for each year.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford International Corp .and its wholly-owned subsidiary (Brekford and its subsidiary referred to together as the “Company”) for the three months ended March 31, 2009 and 2008, respectively, and the financial condition of the Company at March 31, 2009. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2008 filed with its Annual Report on Form 10-K on March 23, 2009.

Forward-Looking Statements

Statements included in this Quarterly Report filed on Form 10-Q (“Form 10-Q”) that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our growth and actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) the effects of adverse general economic conditions, both within the United States and globally, and (iv) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts; and (v) the availability of debt and equity financing in view of the current economic crisis.

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

•

IT and office electronics products and services to federal, state agency and commercial customers; and

•

Vehicle upfitting services provided to local and federal law enforcement agencies and departments, such as, installation of light bars sirens and mobile data equipment.

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

•

Launching our private label products such as our Slick-Ticket electronic ticketing system.

Satisfaction of our cash obligations for the next 12 months

We are pursuing the above opportunities in the public safety vehicle upfitting market. Accordingly, our cash obligations are anticipated to increase over the next 12 months. The cash would be utilized to fund the hiring of sales and technical employees, and business development and marketing expenses associated with our expected new products and services.

We believe our cash flows from operations, certain restructuring and cost control measures we have implemented during the quarter are sufficient to sustain our operations through the quarter ended March 31, 2010. However, we anticipate that we will need additional funding to pursue our long-term strategy to further develop our upfitting business by (i) offering higher gross margin products and services, (ii) expanding our upfitting operations throughout the Mid-Atlantic region, (ii) acquiring technical and sales personnel and, (iii) acquiring the resources necessary for our performance under local, state and federal government contracts we believe may be awarded. While we have various alternative plans to secure such financing, there can be no assurance that any such plans will be successful.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2009 and 2008 Compared

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

	Three Months Ended March 31,		Increase
	2009	2008	$	%
Revenues	$3,378,733	$3,127,814	$250,919	8%

Cost of Sales	2,833,320	2,671,244	162,076	6%

Gross Profit	$545,413	$456,570	$88,843	19%

Gross Profit Percentage of Revenue	16%	15%

Revenues

Consolidated revenues for the three months ended March 31, 2009 amounted to $3,378,733 as compared to revenues of $3,127,814 for the three months ended March 31, 2008, an increase of $250,919 or 8%, primarily due to an increase in sales of laptops, modems and installation services during the three months ended March 31, 2009.

Cost of Sales

Cost of sales for the three months ended March 31, 2009 amounted to $2,833,320 as compared to $2,671,244 for the three months ended March 31, 2008, an increase of $162,076 or 6%, primarily due to the increase in sales of laptops and installations and an increase in vehicle upfitting services with higher gross profit margin compared to the sales of lower gross profit margin of office electronics during the three months ended March 31, 2008.

Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2009	2008	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$207,694	$493,941	$(286,247)	(58)%
Stock-based compensation expense	—	201,323	(201,323)	(100)%
Selling, general and administrative expenses	184,606	768,623	(584,017)	(76)%
Total operating expenses	392,300	1,463,887	(1,071,587)	(73)%

Income (loss) from operations	153,113	(1,007,317)	1,160,430	(115)%

OTHER INCOME (EXPENSE)
Interest expense	(2,323)	(3,374)	1,051	(31)%
Interest income	2,679	16,193	(13,514)	(83)%

Net income (loss)	$153,469	$(994,498)	$1,147,967	(115)%

Salaries and related expenses

Salaries and wages paid in cash for the three months ended March 31, 2009 amounted to $207,694 as compared to $493,941 for the three months ended March 31, 2008, a decrease of $(286,247) or (58)%. The decrease is primarily due to elimination of the salaries and expenses of three executive officers and various other employees during the fourth quarter of 2008.

The decrease in stock-based compensation expense is due primarily to the amortization of restricted stock, warrants and Common Stock issued to non-employees for services that that were fully amortized as of December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 amounted to $184,606 as compared to $768,623 for the three months ended March 31, 2008, a decrease of $(584,017) or (76)%. The decrease is primarily due to the Company no longer seeking opportunities of the Tactical Solution Options marketing division due to the sale of this division during the fourth quarter of 2008 and the controlled spending and certain cost cutting measure implemented during the three months ended March 31, 2009.

Liquidity and Capital Resources

The Company had working capital of $1,619,316 at March 31, 2009. The Company’s primary sources of liquidity through March 31, 2009 have been the cash flows it has generated from its operations and funds received in a private placement transaction completed during the year ended December 31, 2007.

The Company recorded net income of $153,469 for the three months ended March 31, 2009 and its accumulated deficit amounted to $8,025,738 at March 31, 2009.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least March 31, 2010. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be affected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. . The current economic crisis could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

Accounts Receivable Allowance

We currently record an allowance against our gross accounts receivable based upon our best estimate of the amount of probable credit losses. Historically, our customers have primarily consisted of agencies of federal, state and local law enforcement agencies, and we have not experienced any material credit losses to date. We continually review credit rating reports of customers as well as length of time receivables are past due and collection experience with the customer to determine or modify credit limits. For the three months ended March 31, 2009, we reviewed specific historical collection experience with several accounts to determine no allowance was necessary. We will continue to evaluate the financial conditions and payment history of our customers to determine if we need to record an allowance in the future.

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

Share-Based Payments

We accounted for stock-based compensation under accounting guidance provided by the FASB issued under SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”) and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

SFAS No. 123R addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. EITF 96-18 accounting for share-based compensation is based on the grant-date fair-value. Prior to January 1, 2006, we did not issue any share-based compensation to employees or services providers.

Warrants and Other Derivative Financial Instruments

We apply the provisions of EITF 00-19 to all issuances of Common Stock purchase warrants and other free standing derivative financial instruments. Under the provisions of EITF 00-19, we classify any contracts that require physical settlement or net-share settlement, or provide us the option net-cash settlement or net-share settlement as equity. We classify as equity or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside our control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. We evaluate the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All of our free standing derivatives, which principally consist of warrants to purchase Common Stock, at March 31, 2009, satisfy the criteria for classification as equity instruments.

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

On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48), which provides additional clarification related to accounting for uncertainty in tax positions, requiring companies to recognize in financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. FIN 48 inherently requires judgment and estimates by management. For the three month ended March 31, 2009 and 2008, we do not believe we have any material uncertain tax positions that would require us to measure and reflect the potential lack of sustainability of a position on audit in our financial statements. We will continue to evaluate our tax positions in future periods to determine if measurement and recognition in our financial statements is required.

Item 4T.

Controls and Procedures

Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Financial Officer and Principal Executive Officer, of the effectiveness of the Company's disclosure controls and procedures, as of March 31, 2009. Based on the evaluation as of March 31, 2009, the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, we filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The Complaint alleges that on or about July 29, 2008, we agreed to purchase from Woot, and Woot agreed to sell to us, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000.00 (the “Contract Price”). We paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. Woot breached the contract by failing to deliver the Goods to the third party as directed. We demanded Woot return the full Contract Price to us but Woot has failed and refused to do so. As a result of Woot’s breaches, we are seeking damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas.

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

Brekford International Corp.

Date: May 6, 2009	By:	/s/ C.B. BRECHIN
Chandra (C.B.) Brechin
Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

Date: May 6, 2009	By:	/s/ TIN KHIN
Tin Khin
Chief Financial Officer
(Principal Financial Officer)

18