Form 10-Q
period 2009-06-30
Brekford International Corp.
filed 2009-08-03
CIK 1357115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 57,815,513 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of July 31, 2009.

Brekford International Corp.

Form 10-Q

Index

PART I – FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Condensed Consolidated Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008

2

Condensed Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2009 and 2008 (Unaudited

3

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended
June 30, 2009 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended
June 30, 2009 and 2008 (Unaudited)

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 4T.

Controls and Procedures

17

PART II – OTHER INFORMATION

18

Item 1.

Legal Proceedings

18

Item 6.

Exhibits

18

SIGNATURES

19

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Brekford International Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,128,134	$436,451
Restricted cash	––	331,823
Accounts receivable, net	2,037,92	2,230,479
Prepaid expenses	294,228	28,139
Work in process	442,836	275,925
Total Current Assets	3,903,122	3,302,817
Property and equipment, net	462,541	541,454
Other assets	396,316	464,228
TOTAL ASSETS	$4,461,979	$4,308,499

LIABILITES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,880,248	$1,778,347
Accrued payroll and related expenses	44,432	50,345
Customer deposits	42,705	—
Equipment notes payable - current portion	43,597	45,704
Deferred rent - current portion	23,532	20,778
Total Current Liabilities	2,034,514	1,895,174

Equipment notes payable, net of current portion	44,786	53,371
Deferred rent, net of current portion	245,429	265,989
TOTAL LIABILITIES	2,324,729	2,214,534

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 57,815,513 and 59,626,565 shares issued and 57,815,513 and 63,435,674 shares outstanding at June 30, 2009 and December 31, 2008, respectively	5,782	5,963
Additional paid-in capital	10,267,390	10,494,892
Treasury stock, at cost; 1,904,025 shares at December 31, 2008	––	(227,683)
Accumulated Deficit	(7,835,922)	(8,179,207)
TOTAL STOCKHOLDERS' EQUITY	2,437,250	2,093,965
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$$4,761,979	$4,308,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET SALES	$3,638,456	$3,040,613	$7,017,189	$6,168,427

COST OF SALES	3,030,394	2,729,221	5,863,714	5,400,465

GROSS PROFIT	608,062	311,392	1,153,475	767,962

OPERATING EXPENSES
Salaries and related expenses	213,106	426,537	420,800	1,121,801
Selling, general and administrative expenses	207,748	555,078	392,354	1,323,701

TOTAL OPERATING EXPENSES	420,854	981,615	813,154	2,445,502

INCOME (LOSS) FROM OPERATIONS	187,208	(670,223)	340,321	(1,677,540)

OTHER INCOME (EXPENSE
Interest expense	(1,073)	(3,139)	(3,396)	(6,513)
Interest income	3,681	12,393	6,360	28,586

TOTAL OTHER INCOME	2,608	9,254	2,964	22,073

NET INCOME (LOSS)	$189,816	$(660,969)	$343,285	$(1,655,467)

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.00	$(0.01)	$0.01	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	57,815,513	63,851,469	58,811,664	63,792,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity for the
Six Months Ended June 30, 2009 (Unaudited)

					Additional Paid-In Capital			Accumulated Deficit	Total
	Preferred Stock		Common Stock			Treasury Stock
	Shares	Par Value	Shares	Par Value		Shares	Cost
BALANCE - December 31, 2008	—	—	59,626,565	$5,963	$10,494,892	(1,904,025)	$(227,683)	$(8,179,207)	$2,093,965
Cancellation of treasury shares	—	—	(1,811,052)	(181)	(227,502)	1,904,025	227,683	—	—
Net Income for the period	—	—	—	—	—	—	—	343,285	343,285
BALANCE - June 30, 2009 (Unaudited	—	$—	57,815,513	$5,782	$10,267,390	—	$—	$(7,835,922)	$2,437,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net Income (Loss)	$343,285	$(1,655,467)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,883	58,456
Stock-based compensation, net of treasury stock and forfeiture	—	113,114
Bad debt expense	—	87,921
Deferred rent	(17,806)	(15,136)
Loss on sale of property and equipment	454	—
Changes in operating assets and liabilities:
Accounts receivable	212,555	635,752
Prepaid expenses	(266,089)	290,640
Work in process	(166,911)	(368,054)
Other assets	67,912	83,795
Accounts payable and accrued expenses	101,901	532,177
Accrued payroll and related expenses	(5,913)	(14,408)
Customer deposits and deferred revenue	42,705	93,423
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	371,976	(157,787)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(1,424)	(31,803)
Restricted cash	331,823	5,346
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	330,399	(26,457)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Principal payments on equipment note payable	(10,692)	(24,754)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,692)	(24,754)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	691,683	(208,998)

CASH AND CASH EQUIVALENTS – Beginning of period	436,451	2,092,951

CASH AND CASH EQUIVALENTS – End of period	$1,128,134	$1,883,953

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,535	$6,512
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receivable from sale of property and equipment included in accounts receivable	20,000	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford International Corp. is a leading provider of fully integrated vehicle installation and rugged technology solutions geared towards mission critical operations. For more than a decade, the company has provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the Mid-Atlantic region. Brekford provides these agencies with an end-to-end suite of superior products and services designed to streamline procurement processes and offer maximum functionality to their day to day operations.

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

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $ 1,868,608 at June 30, 2009. The Company’s primary sources of liquidity through June 30, 2009 have been the cash flows it has generated from its operations and funds received in a private placement transaction completed during the year ended December 31, 2007.

The Company reported net income of $ 343,285 for the six months ended June 30, 2009 and its accumulated deficit amounted to $ 7,835,922 at June 30, 2009. Cash flows provided by operations for the six months ended June 30, 2009 was $ 371,976 .

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least July 1, 2010. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be affected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The current economic crisis could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of the Company include the accounts of Brekford and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable, net

Accounts receivable are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The allowance for doubtful accounts was $181,402 at December 31, 2008 and $0 at June 30, 2009.

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

Revenue Recognition (Continued)

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. The Company accounts for warranty liabilities in accordance with the provisions of FAS 5 “Accounting for Contingencies (as amended).” Warranty claims were insignificant during the six months ended June 30, 2009 and 2008.

The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the Company reduce its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the six months ended June 30, 2009 and 2008.

Net Income (Loss) Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted income per share for the three and six months ended June 30, 2009 excludes warrants in the computation because their effect would be anti-dilutive.

The Company’s computation of net income (loss) per share includes 437,500 options exercisable at $0.01 per share at June 30, 2008, and none at June 30, 2009. Additionally, as of June 30, 2009 14,595,000 common stock purchase warrants issued were excluded from the determination of net income (loss) per share as the exercise prices were greater than the average fair value of the Company’s common stock for the three and six months ended and 16,595,000 common stock purchase warrants issued as of June 30, 2008, respectively, were excluded from the determination of net income (loss) per share as their effect is anti-dilutive.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, the Company filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The Company alleges that on or about July 29, 2008, the Company agreed to purchase from Woot, and Woot agreed to sell to the Company ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). The Company paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. Woot breached the contract by failing to deliver the Goods to the third party as directed. The Company demanded Woot return the full Contract Price; however, Woot refunded $50,000 to the Company. As a result of Woot’s breaches, the Company is seeking damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change in venue and transferring the case to the United States District Court of the Eastern District of Texas. Although the Company believes it has a strong position and is entitled to a full refund, a possible range of loss or timing of a resolution cannot be predicted at this time. Accordingly, the deposit on this contract is classified in non-current assets in the accompanying balance sheet at June 30, 2009 and December 31, 2008. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.

Richard A. Sajac v. Brekford International Corp.

On or about June 19, 2009, Richard A. Sajac, a former employee and former officer of the company, filed suit against the Company in Anne Arundel County Circuit Court of Maryland, Case No. 02-C-09-141795. The complaint alleges that the Company breached its obligations under an employment agreement and stock option agreement. The plaintiff seeks treble damages in the amount of $382,500, plus 1,062,500 stock options and reasonable attorney’s fees, costs and unreimbursed expenses. On July 17, 2009, the Company filed a notice removing the case from state court to federal court in the United States District Court for the District Of Maryland (Northern Division). The new case number is 1:09-cv-01888(CCB). On July 24, 2009, the Company filed an answer in federal court denying the allegations contained in the complaint. No trial date has been set. Although management believes that the Company has strong defenses available to it in the case, there can be no assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

NOTE 5 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the six months ended June 30, 2009, sales to two customers which are agencies of state or local governments represented 16% and 12%, respectively, of net sales. Accounts receivable due from these customers amounted to 27% and 41% of total accounts receivable at June 30, 2009.

During the six months ended June 30, 2008, sales to one customer, which is an agency of a local government represented 26% net sales. Accounts receivable due from one other customer amounted to 21% of total accounts receivable at June 30, 2008.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, amounted to 63% and 33% of total revenues for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and 2008, accounts payable due to this distributor amounted to 84% and 34% of total accounts payable, respectively. As of June 30, 2009, approximately $284,000 of purchases were prepaid by the Company and are included in prepaid expenses.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than this vendor that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of this vendor could result in a temporary disruption of the Company’s operations.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford International Corp. and its wholly-owned subsidiary (Brekford and its subsidiary are referred to together as the “Company”) for the six months ended June 30, 2009 and 2008, respectively, and the financial condition of the Company at June 30, 2009. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2008 filed with its Annual Report on Form 10-K on March 23, 2009.

Forward-Looking Statements

Statements included in this Quarterly Report filed on Form 10-Q (“Form 10-Q”) that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our growth and actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) the effects of adverse general economic conditions, both within the United States and globally, (iv) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts, and (v) the availability of debt and equity financing in view of the current economic crisis.

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

The products and services from which we have earned revenue include:

•

Rugged and non-rugged mobile communications equipment and integration services for public safety and government customers (police, fire and emergency medical services);

•

IT and office electronics products and services to federal, state agency and commercial customers; and

•

Vehicle upfitting services provided to local and federal law enforcement agencies and departments, such as, installation of light bars sirens and mobile data equipment.

Although we do not believe we have yet experienced a significant adverse effect from the economic recession occurring in the United States, the information technology industry overall is affected by general economic conditions including the effects of inflation, recession, unemployment, trends in national and global economies and other factors beyond our control. An economic recession or a delayed economic recovery over a prolonged period of time in our primary market area could cause a decrease in the level of spending by our primary customers, local and municipal governments, and thereby cause operating losses, impairment of liquidity and erosion of capital. We cannot assure you that adverse changes in the economy would not have a material effect on our future consolidated financial condition, results of operations and cash flows.

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

•

Targeting new industry verticals, such as utility; and

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

We believe our cash flows from operations, after giving effect to various certain restructuring and cost control measures we have implemented during the quarter are sufficient to sustain our operations through July 1, 2010. However, we anticipate that we will need additional funding to pursue our long-term strategy to further develop our upfitting business by (i) offering higher gross margin products and services, (ii) expanding our upfitting operations throughout the Mid-Atlantic region, (iii) acquiring technical and sales personnel and, (iv) acquiring the resources necessary for our performance under local, state and federal government contracts we believe may be awarded to us. While we have various plans to secure such financing, there can be no assurance that any such plans will be successful.

Results of Operations

Results of Operations for the Six Months Ended June 30, 2009 and 2008 Compared

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

	Six Months Ended June 30,		Increase
	2009	2008	$	%
Revenues	$7,017,189	$6,168,427	$848,762	14%

Cost of Sales	5,863,714	5,400,465	463,249	9%

Gross Profit	$1,153,475	$767,962	$385,513	50%

Gross Profit Percentage of Revenue	16%	12%

Revenues

Consolidated revenues for the six months ended June 30, 2009 amounted to $ 7,017,189 as compared to revenues of $ 6,168,427 for the six months ended June 30, 2008, an increase of $ 848,762 or 14%, primarily due to an increase in sales of laptops, modems and installation services during the six months ended June 30, 2009.

Cost of Sales

Cost of sales for the six months ended June 30, 2009 amounted to $ 5,863,714 as compared to $ 5,400,465 for the six months ended June 30, 2008, an increase of $ 463,249 or 9%, primarily due to the increase in sales of laptops and installations and an increase in vehicle upfitting services with higher gross profit margin compared to the sales of lower gross profit margin of office electronics during the six months ended June 30, 2008.

Expenses

	Six Months Ended June 30,		Increase / (Decrease)
	2009	2008	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$420,800	$1,008,687	$(587,887)	-58%
Stock-based compensation expense	—	113,114	(113,114)	-100%
Selling, general and administrative expenses	392,354	1,323,701	(931,347)	-70%
Total operating expenses	813,154	2,445,502	(1,632,348)	-67%

Income (loss) from operations	340,321	(1,677,540)	2,017,861	-120%

OTHER INCOME (EXPENSE)
Interest expense	(3,396)	(6,513)	3,117	-48%
Interest income	6,360	28,586	(22,226)	-78%

Net income (loss)	$343,285	$(1,655,467)	$1,998,752	-121%

Salaries and related expenses

Salaries and wages paid in cash for the six months ended June 30, 2009 amounted to $ 420,800 as compared to $ 1,008,687 for the six months ended June 30, 2008, a decrease of  (587,887) or -58%. The decrease is primarily due to elimination of the salaries and expenses of three executive officers and various other employees during the fourth quarter of 2008.

The decrease in stock-based compensation expense is due primarily to the amortization of restricted stock, warrants and Common Stock issued to non-employees for services that that were fully amortized as of December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2009 amounted to $ 392,354 as compared to $ 1,323,701 for the six months ended June 30, 2008, a decrease of $ (931,347)or -70%. The decrease is primarily due to the Company no longer seeking opportunities for the Tactical Solution Options marketing division due to the sale of this division during the fourth quarter of 2008 and the controlled spending and certain cost cutting measure implemented during the six months ended June 30, 2009.

Results of Operations for the Three Months Ended June 30, 2009 and 2008 Compared

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

	Three Months Ended June 30,		Increase
	2009	2008	$	%
Revenues	$3,638,456	$3,040,613	$597,843	20%

Cost of Sales	3,030,394	2,729,221	301,173	11%

Gross Profit	$608,062	$311,392	$296,670	95%

Gross Profit Percentage of Revenue	17%	10%

Revenues

Consolidated revenues for the three months ended June 30, 2009 amounted to $ 3,638,456 as compared to revenues of $ 3,040,613 for the three months ended June 30, 2008, an increase of $ 597,843 or 20%, primarily due to an increase in sales of laptops, modems and installation services during the three months ended June 30, 2009.

Cost of Sales

Cost of sales for the three months ended June 30, 2009 amounted to $ 3,030,394 as compared to $ 2,729,221 for the three months ended June 30, 2008, an increase of $ 301,173 or 11%, primarily due to the increase in sales of laptops and installations and an increase in vehicle upfitting services with higher gross profit margin compared to the sales of lower gross profit margin of office electronics during the three months ended June 30, 2008.

Expenses

	Three Months Ended June 30,		Increase / (Decrease)
	2009	2008	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$213,106	$514,746	$(301,640)	-59%
Stock-based compensation expense	—	(88,209)	88,209	-100%
Selling, general and administrative expenses	207,748	555,078	(347,330)	-63%
Total operating expenses	420,854	981,615	(560,761)	-57%

Income (loss) from operations	187,208	(670,223)	857,431	-128%

OTHER INCOME (EXPENSE)
Interest expense	(1,073)	(3,139)	2,066	-66%
Interest income	3,681	12,393	(8,712)	-70%

Net income (loss)	$189,816	$(660,969)	$850,785	-129%

Salaries and related expenses

Salaries and wages paid in cash for the three months ended June 30, 2009 amounted to $ 213,106 as compared to $514,746 for the three months ended June 30, 2008, a decrease of $(301,640) or (59)%. The decrease is primarily due to elimination of the salaries and expenses of three executive officers and various other employees during the fourth quarter of 2008.

The decrease in stock-based compensation expense is due primarily to the amortization of restricted stock, warrants and Common Stock issued to non-employees for services that that were fully amortized as of December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 amounted to $ 207,748 as compared to $ 555,078 for the three months ended June 30, 2008, a decrease of $ (347,330) or -63%. The decrease is primarily due to the Company no longer seeking opportunities for the Tactical Solution Options marketing division due to the sale of this division during the fourth quarter of 2008 and the controlled spending and certain cost cutting measure implemented during the three months ended June 30, 2009.

Liquidity and Capital Resources

The Company had working capital of $ 1,868,608 at June 30, 2009. The Company’s primary sources of liquidity through June 30, 2009 have been the cash flows it has generated from its operations and funds received in a private placement transaction completed during the year ended December 31, 2007.

The Company reported net income of $ 343,285 for the six months ended June 30, 2009 and its accumulated deficit amounted to $ 7,835,922 at June 30, 2009. Cash flows provided by operations for the six months ended June 30, 2009 was $ 371,976 .

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least July 1, 2010. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be affected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The current economic crisis could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

Accounts Receivable Allowance

We currently record an allowance against our gross accounts receivable based upon our best estimate of the amount of probable credit losses. Historically, our customers have primarily consisted of agencies of federal, state and local law enforcement agencies, and we have not experienced any material credit losses to date. We continually review credit rating reports of customers as well as length of time receivables are past due and collection experience with the customer to determine or modify credit limits. For the six months ended June 30, 2009, we reviewed specific historical collection experience with several accounts to determine no allowance was necessary. We will continue to evaluate the financial conditions and payment history of our customers to determine if we need to record an allowance in the future.

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

Warrants and Other Derivative Financial Instruments

We apply the provisions of EITF 00-19 to all issuances of Common Stock purchase warrants and other free standing derivative financial instruments. Under the provisions of EITF 00-19, we classify any contracts that require physical settlement or net-share settlement, or provide us the option net-cash settlement or net-share settlement as equity. We classify as equity or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside our control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. We evaluate the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All of our free standing derivatives, which principally consist of warrants to purchase Common Stock, at June 30, 2009, satisfy the criteria for classification as equity instruments.

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

On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48), which provides additional clarification related to accounting for uncertainty in tax positions, requiring companies to recognize in financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. FIN 48 inherently requires judgment and estimates by management. For the six months ended June 30, 2009 and 2008, we do not believe we have any material uncertain tax positions that would require us to measure and reflect the potential lack of sustainability of a position on audit in our financial statements. We will continue to evaluate our tax positions in future periods to determine if measurement and recognition in our financial statements is required.

Item 4T.

Controls and Procedures

Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Financial Officer and Principal Executive Officer, of the effectiveness of the Company's disclosure controls and procedures, as of June 30, 2009. Based on the evaluation as of June 30, 2009, the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, we filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The complaint alleges that on or about July 29, 2008, we agreed to purchase from Woot, and Woot agreed to sell to us, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000.00 (the “Contract Price”). We paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. The complaint further alleges Woot breached the contract by failing to deliver the Goods to the third party as directed. We demanded Woot return the full Contract Price to us but Woot has failed and refused to do so. As a result of Woot’s alleged breaches, we are seeking damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.

Richard A. Sajac v. Brekford International Corp.

On or about June 19, 2009, Richard A. Sajac, a former employee and executive officer of the Company, filed suit against the Company in Anne Arundel County Circuit Court of Maryland, Case No. 02-C-09-141795. The complaint alleges that the Company breached its obligations under an employment agreement and stock option agreement. The plaintiff seeks treble damages in the amount of $382,500, plus 1,062,500 stock options and reasonable attorney’s fees, costs and unreimbursed expenses... On July 17, 2009, the Company filed a notice removing the case from state court to federal court in the United States District Court for the District Of Maryland (Northern Division). The new case number is 1:09-cv-01888(CCB). On July 24, 2009, the Company filed an answer in federal court denying the allegations contained in the complaint. No trial date has been set. Although management believes that the Company has strong defenses available to it in the case, there can be no assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

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

Brekford International Corp.

Date: August 3, 2009	By:	/s/ C.B. BRECHIN
Chandra (C.B.) Brechin
Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

Date: August 3, 2009	By:	/s/ TIN KHIN
Tin Khin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

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