Form 10-Q
period 2009-09-30
Brekford International Corp.
filed 2009-11-02
CIK 1357115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 57,815,513 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of November 2, 2009.

Brekford International Corp.

Form 10-Q

Index

PART I – FINANCIAL INFORMATION

2

Item 1.     Financial Statements

2

Condensed Consolidated Balance Sheets at September 30, 2009 (Unaudited) and
December 31, 2008

2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2009 and 2008 (Unaudited)

3

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended
September 30, 2009 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2009 and 2008 (Unaudited)

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 4T.  Controls and Procedures

19

PART II – OTHER INFORMATION

20

Item 1.     Legal Proceedings

20

Item 5.     Other Information

20

Item 6.     Exhibits

21

SIGNATURES

22

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Brekford International Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,057,480	$436,451
Restricted cash	––	331,823
Accounts receivable, net	1,974,894	2,230,479
Prepaid expenses	29,245	28,139
Work in process	239,721	275,925
Total Current Assets	3,301,340	3,302,817
Property and equipment, net	434,746	541,454
Other assets	393,104	464,228
TOTAL ASSETS	$4,129,190	$4,308,499

LIABILITES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,037,105	$1,778,347
Accrued payroll and related expenses	73,706	50,345
Customer deposits	27,060	—
Equipment notes payable - current portion	62,595	45,704
Deferred rent - current portion	24,910	20,778
Total Current Liabilities	1,225,376	1,895,174

Equipment notes payable, net of current portion	23,665	53,371
Deferred rent, net of current portion	235,149	265,989
TOTAL LIABILITIES	1,484,190	2,214,534

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 57,815,513 and 59,626,565 shares issued and 57,815,513 and 63,435,674 shares outstanding at September 30, 2009 and December 31, 2008, respectively	5,782	5,963
Additional paid-in capital	10,267,390	10,494,892
Treasury stock, at cost; 1,904,025 shares at December 31, 2008	––	(227,683)
Accumulated deficit	(7,628,172)	(8,179,207)
TOTAL STOCKHOLDERS' EQUITY	2,645,000	2,093,965
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,129,190	$4,308,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET SALES	$3,889,774	$3,237,103	$10,906,963	$9,405,530

COST OF SALES	3,209,186	2,600,914	9,072,900	8,001,379

GROSS PROFIT	680,588	636,189	1,834,063	1,404,151

OPERATING EXPENSES
Salaries and related expenses	237,046	554,826	657,846	1,676,627
Selling, general and administrative expenses	239,416	435,609	631,770	1,759,310

TOTAL OPERATING EXPENSES	476,462	990,435	1,289,616	3,435,937

INCOME (LOSS) FROM OPERATIONS	204,126	(354,246)	544,447	(2,031,786)

OTHER INCOME (EXPENSE)
Interest expense	(1,872)	(2,898)	(5,268)	(9,411)
Interest income	5,496	8,041	11,856	36,627

TOTAL OTHER INCOME	3,624	5,143	6,588	27,216

NET INCOME (LOSS)	$207,750	$(349,103)	$551,035	$(2,004,570)

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$––	$(0.01)	$0.01	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	57,815,513	63,926,969	58,479,614	63,837,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity for the
Nine Months Ended September 30, 2009 (Unaudited)

					Additional Paid-In Capital			Accumulated Deficit	Total
	Preferred Stock		Common Stock			Treasury Stock
	Shares	Par Value	Shares	Par Value		Shares	Cost
BALANCE - December 31, 2008	—	—	59,626,565	$5,963	$10,494,892	(1,904,025)	$(227,683)	$(8,179,207)	$2,093,965
Cancellation of treasury shares	—	—	(1,811,052)	(181)	(227,502)	1,904,025	227,683	—	—
Net Income	—	—	—	—	—	—	—	551,035	551,035
BALANCE - September 30, 2009 (Unaudited)	—	$—	57,815,513	$5,782	$10,267,390	—	$—	$(7,628,172)	$2,645,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net Income (Loss)	$551,035	$(2,004,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87,678	89,572
Stock-based compensation, net of treasury stock and forfeiture	––	187,016
Bad debt expense	––	149,118
Deferred rent	(26,708)	(22,703)
Loss on sale of property and equipment	454	––
Changes in operating assets and liabilities:
Accounts receivable	255,585	(675,487)
Prepaid expenses	(1,106)	(76,542)
Work in process	36,204	(510,221)
Other assets	71,124	87,500
Accounts payable and accrued expenses	(741,242)	1,009,933
Accrued payroll and related expenses	23,361	(30,988)
Customer deposits and deferred revenue	27,060	107,530
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	283,445	(1,689,842)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(1,424)	(62,163)
Proceeds from sale of property and equipment	20,000
Purchase of held-to-maturity investments		(342,700)
Restricted cash	331,823	347,346
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	350,399	(57,517)

CASH FLOWS USED IN FINANCING ACTIVITIES
Principal payments on equipment note payable	(12,815)	(31,002)
NET CASH USED IN FINANCING ACTIVITIES	(12,815)	(31,002)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	621,029	(1,778,361)

CASH AND CASH EQUIVALENTS – Beginning of period	436,451	2,092,951

CASH AND CASH EQUIVALENTS – End of period	$1,057,480	$314,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$6,408	$9,411

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

Unless the context indicates otherwise, use of the term, the “Company,” refers to Brekford and its wholly-owned subsidiary.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $2,075,964 at September 30, 2009. The Company’s primary sources of liquidity through September 30, 2009 have been the cash flows it has generated from its operations and funds received in a private placement transaction completed during the year ended December 31, 2007.

The Company reported net income of $551,035 for the nine months ended September 30, 2009 and its accumulated deficit amounted to $7,628,172 at September 30, 2009. Cash flows provided by operations for the nine months ended September 30, 2009 was $283,445.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least October 1, 2010. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be affected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The current economic crisis could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of Brekford and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable, net

Accounts receivable are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The allowance for doubtful accounts was $181,402 at December 31, 2008 and $0 at September 30, 2009.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. The Company accounts for warranty liabilities in accordance with the provisions provided by Financial Accounting Standards Board Accounting Standards (“ASC”).  Warranty claims were insignificant during the nine months ended September 30, 2009 and 2008.

The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the Company reduce its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the nine months ended September 30, 2009 and 2008.

Net Income (Loss) Per Share

In accordance with ASC, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted income per share for the three and nine months ended September 30, 2009 excludes warrants in the computation because their effect would be anti-dilutive.

The Company’s computation of net income (loss) per share includes 437,500 options exercisable at $0.01 per share at September 30, 2008, and none at September 30, 2009. Additionally, as of September 30, 2009, 14,595,000 Common Stock purchase warrants issued were excluded from the determination of net income (loss) per share as the exercise prices were greater than the average fair value of the Company’s Common Stock for the three and nine months ended and 16,595,000 Common Stock purchase warrants issued as of September 30, 2008, respectively, were excluded from the determination of net income (loss) per share as their effect is anti-dilutive.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Implemented Accounting Guidance

The FASB, in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which established principles and requirements as to how acquirers recognize and measure in these financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired in the business combination or a gain from a bargain purchase.  This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   This guidance will have an impact on the Company’s accounting for any future business acquisitions.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 810 on consolidations, which establishes the accounting for noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary. This guidance requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This guidance will have an impact on the Company’s accounting for any future business acquisitions.

In April 2008, the FASB issued new accounting guidance, under ASC Topic 350 on intangibles, which outlines the requirements for determining the useful life of an intangible asset.  The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company expects the new guidance to have an impact on the accounting for any future business acquisitions.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 260 on earnings per share, related to the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This guidance is effective for financial statements issued for fiscal years beginning on or after

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Implemented Accounting Guidance (Continued)

December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging, as to how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity's own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In November 2008, the FASB issued new accounting guidance, under ASC Topic 323 on investments-- equity method and joint ventures, relating to the accounting for equity method investments.  This guidance addresses how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated.  This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company expects this guidance to have an impact on its accounting for any future business acquisitions.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

The FASB has published FASB Accounting Standards Update 2009-14, Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, the Company filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The Company alleges that on or about July 29, 2008, the Company agreed to purchase from Woot, and Woot agreed to sell to the Company ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). The Company paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. Woot breached the contract by failing to deliver the Goods to the third party as directed. The Company demanded Woot return the full Contract Price; however, Woot refunded $50,000 to the Company. As a result of Woot’s breaches, the Company is seeking damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change in venue and transferring the case to the United States District Court of the Eastern District of Texas. Although the Company believes it has a strong position and is entitled to a full refund, a possible range of loss or timing of a resolution cannot be predicted at this time. Accordingly, the deposit on this contract is classified in non-current assets in the accompanying balance sheet at September 30, 2009 and December 31, 2008. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.  On June 26, 2009 and August 13, 2009, the defendants Zenith Distributors, Inc. and Chiragneee Inc., respectively, filed motions to dismiss for lack of jurisdiction.  A final pretrial conference and trial scheduling is scheduled for June 7, 2010.

Richard A. Sajac v. Brekford International Corp.

On or about June 19, 2009, Richard A. Sajac, a former employee and former officer of the company, filed suit against the Company in Anne Arundel County Circuit Court of Maryland, Case No. 02-C-09-141795. The complaint alleges that the Company breached its obligations under an employment agreement and stock option agreement. The plaintiff seeks treble damages in the amount of $382,500, plus 1,062,500 stock options and reasonable attorney’s fees, costs and unreimbursed expenses. On July 17, 2009, the Company filed a notice removing the case from state court to federal court in the United States District Court for the District Of Maryland (Northern Division). The new case number is 1:09-cv-01888(CCB). On July 24, 2009, the Company filed an answer in federal court denying the allegations contained in the complaint. The case is in the discovery phase.  No trial date has been set. Although management believes that the Company has strong defenses available to it in the case, there can be no assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

NOTE 5 – LINE OF CREDIT AND LETTER OF CREDIT

On July 27, 2009, the Company entered into a $500,000 Standby Letter of Credit and a $250,000 Line of Credit with a bank.  Borrowings under the Standby Letter of Credit are repayable plus accrued interest at a rate equal to the greater of (i) the fluctuating annual rate of interest equal to the prime rate plus 1.00 percentage point, adjusted daily, or (ii) 6.00 per annum.  Borrowings under the Line of Credit are repayable over one year plus accrued interest calculated at prime plus 5% per annum and cannot exceed the lesser of $250,000 or 75% of eligible receivables, as defined in the agreement.  The Standby Letter of Credit expires in July 2010 and the Line of Credit matures in August 2010.  The Standby Letter of Credit and Line of Credit are collateralized by all assets of the Company and are personally guaranteed by officers of the Company.  At September 30, 2009, there were no borrowings under the Line of Credit.

Brekford International Corp. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company is required to disclose sales to individual customers that represent greater than 10% of net sales.

During the nine months ended September 30, 2009, sales to two customers which are agencies of state or local governments represented 13% and 10% respectively, of net sales. Accounts receivable due from three customers amounted to 41%, 16% and 11% of total accounts receivable at September 30, 2009.

During the nine months ended September 30, 2008, sales to one customer which is an agency of a state or local governments represented 14% of net sales. Accounts receivable due from two customers amounted to 27% and 18% of total accounts receivable at September 30, 2008.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, amounted to 63% and 61% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and 2008, accounts payable due to this distributor amounted to 68% and 46% of total accounts payable, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than this vendor that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of this vendor could result in a temporary disruption of the Company’s operations.

NOTE 7 – SUBSEQUENT EVENTS

On September 29, 2009, the Company’s board of directors authorized management to repurchase 18,910,000 shares of the Company’s Common Stock and 10,000,000 common stock purchase warrants exercisable at $.39 per share that are in the custody of a receiver of a stockholder in liquidation. The Company has presented an offer to the receiver in which it has proposed to repurchase these securities at an aggregate purchase price of $700,000. The Company contemplates financing this transaction, if consummated, from the proceeds of convertible notes it would issue to two officers/stockholders and a director of the Company. Such notes would be convertible into Common Stock at $.07 per share, bear 12% interest per annum, have maturity date of no more than two years from the date of issuance and would feature standard anti-dilution protection for stock splits, stock dividends and similar types of recapitalization events. The receiver is waiting for court approval prior to accepting the Company’s offer to repurchase these securities. The Company is currently unable to determine whether the proposed repurchase will be completed according to the terms offered to the receiver, if at all.

Management has evaluated all subsequent events after the balance sheet date and through the financial statement issuance date of November 2, 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford International Corp. and its wholly-owned subsidiary (Brekford and its subsidiary are referred to together as the “Company”) for the nine months ended September 30, 2009 and 2008, respectively, and the financial condition of the Company at September 30, 2009. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2008 filed with its Annual Report on Form 10-K on March 23, 2009.

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

•

Vehicle upfitting services provided to local and federal law enforcement agencies and departments, such as, installation of light bars sirens and mobile data equipment; and

•

IT and office electronics products and services to federal, state agency and commercial customers.

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

We believe our cash flows from operations, after giving effect to various certain restructuring and cost control measures we have implemented during the quarter are sufficient to sustain our operations through October 1, 2010. However, we anticipate that we will need additional funding to pursue our long-term strategy to further develop our upfitting business by (i) offering higher gross margin products and services, (ii) expanding our upfitting operations throughout the Mid-Atlantic region, (iii) acquiring technical and sales personnel and, (iv) acquiring the resources necessary for our performance under local, state and federal government contracts we believe may be awarded to us. While we have various plans to secure such financing, there can be no assurance that any such plans will be successful.

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2009 and 2008 Compared

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

	Nine Months Ended September 30,		Increase
	2009	2008	$	%
Revenues	$10,906,963	$9,405,530	$1,501,433	16%

Cost of Sales	9,072,900	8,001,379	1,071,521	13%

Gross Profit	$1,834,063	$1,404,151	$429,912	31%

Gross Profit Percentage of Revenue	17%	15%

Revenues

Consolidated revenues for the nine months ended September 30, 2009 amounted to $10,906,963 as compared to revenues of  $9,405,530 for the nine months ended September 30, 2008, an increase of $1,501,433 or 16%, primarily due to an increase in sales of laptops, modems and installation services during the nine months ended September 30, 2009.

Cost of Sales

Cost of sales for the nine months ended September 30, 2009 amounted to $9,072,900 as compared to $8,001,379 for the nine months ended September 30, 2008, an increase of $1,071,52 or 13%, primarily due to the increase in sales of laptops and installations and an increase in vehicle upfitting services with higher gross profit margin compared to the sales of lower gross profit margin of office electronics during the nine months ended September 30, 2008.

Expenses

	Nine Months Ended September 30,		Increase / (Decrease)
	2009	2008	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$657,846	$1,489,611	$(831,765)	(56%
Stock-based compensation expense		187,016	(187,016)	(100)%
Selling, general and administrative expenses	631,770	1,759,310	(1,127,540)	(64)%
Total operating expenses	1,289,616	3,435,937	(2,146,321)	(62)%

Income (loss) from operations	544,447	(2,031,786)	2,576,233	(127)%

OTHER INCOME (EXPENSE)
Interest expense	(5,268)	(9,411)	4,143	(44)%
Interest income	11,856	36,627	(24,771)	(68)%

Net income (loss)	$551,035	$(2,004,570)	$2,555,605	(127)%

Salaries and related expenses

Salaries and wages paid in cash for the nine months ended September 30, 2009 amounted to $657,846 as compared to $1,489,611 for the nine months ended September 30, 2008, a decrease of  $(831,765) or (56)%. The decrease is primarily due to elimination of the salaries and expenses of three executive officers and various other employees during the fourth quarter of 2008.

The decrease in stock-based compensation expense is due primarily to the amortization of restricted stock, warrants and Common Stock issued to non-employees for services that that were fully amortized as of December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2009 amounted to $631,770 as compared to $1,759,310 for the nine months ended September 30, 2008, a decrease of $(1,127,540) or (64)%. The decrease is primarily due to the Company no longer seeking opportunities for the Tactical Solution Options marketing division due to the sale of this division during the fourth quarter of 2008 and the controlled spending and certain cost cutting measures implemented during the nine months ended September 30, 2009.

Results of Operations for the Three Months Ended September 30, 2009 and 2008 Compared

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

	Three Months Ended September 30,		Increase
	2009	2008	$	%
Revenues	$3,889,774	$3,237,103	$652,671	20%

Cost of Sales	3,209,186	2,600,914	608,272	23%

Gross Profit	$680,588	$636,189	$44,399	7%

Gross Profit Percentage of Revenue	17%	20%

Revenues

Consolidated revenues for the three months ended September 30, 2009 amounted to $3,889,774 as compared to revenues of $3,237,103 for the three months ended September 30, 2008, an increase of $652,671 or 20%, primarily due to an increase in sales of laptops, modems and installation services during the three months ended September 30, 2009.

Cost of Sales

Cost of sales for the three months ended September 30, 2009 amounted to $3,209,186 as compared to $2,600,914 for the three months ended September 30, 2008, an increase of $608,272 or 23%, primarily due to the increase in sales of laptops and installations and an increase in vehicle upfitting services.  Gross Profit percentage of revenue for the three months ended September 30, 2009 was 17% compared to 20% for the three months ended September 30, 2008 due to higher margin training services offered in 2008 prior to the sale of the Tactical Solution Options division in the fourth quarter of 2008.

Expenses

	Three Months Ended September 30,		Increase / (Decrease)
	2009	2008	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$237,046	$480,924	$(243,878)	(51)%
Stock-based compensation expense	—	73,902	(73,902)	(100)%
Selling, general and administrative expenses	239,416	435,609	(196,193)	(45)%
Total operating expenses	476,462	990,435	(513,973)	(52)%

Income (loss) from operations	204,126	(354,246)	558,372	(158)%

OTHER INCOME (EXPENSE)
Interest expense	(1,872)	(2,898)	1,026	(35)%
Interest income	5,496	8,041	(2,545)	(32)%

Net income (loss)	$207,750	$(349,103)	$556,853	(160)%

Salaries and related expenses

Salaries and wages paid in cash for the three months ended September 30, 2009 amounted to $237,046 as compared to $ 480,924 for the three months ended September 30, 2008, a decrease of $(243,878) or (51)%. The decrease is primarily due to elimination of the salaries and expenses of three executive officers and various other employees during the fourth quarter of 2008.

The decrease in stock-based compensation expense is due primarily to the amortization of restricted stock, warrants and Common Stock issued to non-employees for services that that were fully amortized as of December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 amounted to $239,416 as compared to $435,609 for the three months ended September 30, 2008, a decrease of $(196,193) or (45)%. The decrease is primarily due to the Company no longer seeking opportunities for the Tactical Solution Options marketing division due to the sale of this division during the fourth quarter of 2008 and the controlled spending and certain cost cutting measures implemented during 2009.

Liquidity and Capital Resources

The Company had working capital of $2,075,964  at September 30, 2009. The Company’s primary sources of liquidity through September 30, 2009 have been the cash flows it has generated from its operations and funds received in a private placement transaction completed during the year ended December 31, 2007.

The Company reported net income of $551,035 for the nine months ended September 30, 2009 and its accumulated deficit amounted to $7,628,172  at September 30, 2009. Cash flows provided by operations for the nine months ended September 30, 2009 was $ 283,445 .

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least October 1, 2010. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be affected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The current economic crisis could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

Accounts Receivable Allowance

We currently record an allowance against our gross accounts receivable based upon our best estimate of the amount of probable credit losses. Historically, our customers have primarily consisted of agencies of federal, state and local law enforcement agencies, and we have not experienced any material credit losses to date. We continually review credit rating reports of customers as well as length of time receivables are past due and collection experience with the customer to determine or modify credit limits. For the nine months ended September 30, 2009, we reviewed specific historical collection experience with several accounts to determine no allowance was necessary. We will continue to evaluate the financial conditions and payment history of our customers to determine if we need to record an allowance in the future.

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

Lease Accounting

We apply the lease accounting principles set forth under guidance provided by Financial Accounting Standards Board Accounting Standards (“ASC”) in classifying and accounting for leases, including recording operating lease expenses on a straight-line basis over the term of the lease regardless of whether lease payments are made on straight-line basis over the term of the lease. For the purposes of determining the term of leases, we apply the principles, which prescribes that lease terms commence on the date that the lessee is granted access to the leased property, regardless of the date of commencement provided for in the lease agreement.

Share-Based Payments

We accounted for stock-based compensation under accounting guidance provided by ASC which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

ASC addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under ASC, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. Accounting for share-based compensation is based on the grant-date fair-value. Prior to January 1, 2006, we did not issue any share-based compensation to employees or services providers.

Warrants and Other Derivative Financial Instruments

We apply the provisions of the ASC to all issuances of Common Stock purchase warrants and other free standing derivative financial instruments. Under these provisions, we classify any contracts that require physical settlement or net-share settlement, or provide us the option net-cash settlement or net-share settlement as equity. We classify as equity or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside our control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. We evaluate the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All of our free standing derivatives, which principally consist of warrants to purchase Common Stock, at September 30, 2009, satisfy the criteria for classification as equity instruments.

Income Taxes

We apply the provisions of the ASC in determining our effective tax rate, provision for tax expense, deferred tax assets and liabilities and the related valuation allowance, all of which involves significant judgments and estimates. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that the asset is not more likely than not to be realized through future taxable earnings or implementation of tax planning strategies. We have a valuation allowance against the full amount of our net deferred tax assets, because in the opinion of management, it is not more likely than not that these deferred tax assets will be realized. Our effective tax rate in a given period could be affected if we determine the allowance is or is not required, or if we were required to pay amounts in excess of established reserves.

We continue to evaluate under guidance provided by the ASC, the accounting for uncertainty in tax positions, the guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit.  The position ascertained inherently requires judgment and estimates by management. For the nine months ended September 30, 2009 and 2008, we do not believe we have any material uncertain tax positions that would require us to measure and reflect the potential lack of sustainability of a position on audit in our financial statements. We will continue to evaluate our tax positions in future periods to determine if measurement and recognition in our financial statements is required.

Item 4T.

Controls and Procedures

Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Financial Officer and Principal Executive Officer, of the effectiveness of the Company's disclosure controls and procedures, as of September 30, 2009. Based on the evaluation as of September 30, 2009, the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, we filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The complaint alleges that on or about July 29, 2008, we agreed to purchase from Woot, and Woot agreed to sell to us, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000.00 (the “Contract Price”). We paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. The complaint further alleges Woot breached the contract by failing to deliver the Goods to the third party as directed. We demanded Woot return the full Contract Price to us but Woot has failed and refused to do so. As a result of Woot’s alleged breaches, we are seeking damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.  On June 26, 2009 and August 13, 2009, the defendants Zenith Distributors, Inc. and Chiragneee Inc., respectively, filed motions to dismiss for lack of jurisdiction.  A final pretrial conference and trial scheduling is scheduled for June 7, 2010.

Item 5.

Other Information

On July 27, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Standby Letter of Credit Agreement (the “Letter of Credit”) with American Bank (the “Bank”). Pursuant to the Loan Agreement, the Bank agreed to extend to the Company a $250,000 revolving line of credit (“Revolving Credit Facility”) and a $500,000 letter of credit facility (the “Letter of Credit Facility”) (both facilities referred to as the “Financing”).

The terms of the Loan Agreement provide that in no event, may the outstanding principal balance of the Revolving Credit Facility exceed the lesser of (x) $250,000, or (y) 75% of eligible receivables as defined in the Loan Agreement. Any indebtedness under the Revolving Credit Facility bears interest at a rate equal to the greater of (i) the fluctuating annual rate of interest equal to the prime rate plus 1.00 percentage point, adjusted daily, or (ii) 6.00% per annum.  Any indebtedness under the Letter of Credit Facility accrues interest at an annual rate equal to 5% above the prime rate of interest. The Revolving Credit Facility matures on August 1, 2010 and the Letter of Credit Facility expires on or before July 27, 2010.  The promissory note (the “Promissory Note”) for the Revolving Credit Facility provides that the Company may prepay the Promissory Note in whole or in part at any time or from time to time without premium or additional interest.

The Company’s indebtedness under the Financing is guaranteed by executive officers of the Company, C.B. Brechin, Scott Rutherford, and Mr. Rutherford’s spouse, and secured by the sum of $250,000 deposited in an account (the “Collateral”) maintained by the Company with the Bank and the Company’s assets pursuant to a Pledge and Security Agreement (the “Pledge and Security Agreement”).  Until all of the Financing obligations are paid in full, the Bank will have sole access to the Collateral and the Company is not permitted to withdraw Collateral from the account.  Additionally, the Letter of Credit requires as collateral and security for the obligations under the Letter of Credit that the Company deliver funds into a deposit account in the amount of $500,000 held with Bank and grant the Bank a first lien on all business assets described in the Loan Agreement.  The Company had not borrowed any amounts under the Revolving Credit Facility or the Letter of Credit Facility as of September 30, 2009.

The foregoing description of the Financing set forth herein is only a summary and is qualified in its entirety by the full text of the Letter of Credit, the Loan Agreement, the Pledge and Security Agreement, and the Promissory Note, copies of which are attached hereto as Exhibits 10.1, 10.2, 10.3, and 10.4, and which are incorporated herein by reference.

Item 6.

Exhibits

Exhibit Number	Description
10.1	Standby Letter of Credit Agreement, dated July 27, 2009, by and between Brekford International Corp. and American Bank
10.2	Loan and Security Agreement, dated July 27, 2009, by and between Brekford International Corp. and American Bank
10.3	Pledge and Security Agreement, dated July 27, 2009, by Brekford International Corp., in favor of American Bank
10.4	Promissory Note, dated July 27, 2009, in the principal amount of $250,000 in favor of American Bank
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brekford International Corp.

Date: November 2, 2009	By:	/s/ C.B. BRECHIN
Chandra (C.B.) Brechin
Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

Date: November 2, 2009	By:	/s/ TIN KHIN
Tin Khin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Standby Letter of Credit Agreement, dated July 27, 2009, by and between Brekford International Corp. and American Bank
10.2	Loan and Security Agreement, dated July 27, 2009, by and between Brekford International Corp. and American Bank
10.3	Pledge and Security Agreement, dated July 27, 2009, by Brekford International Corp., in favor of American Bank
10.4	Promissory Note, dated July 27, 2009, in the principal amount of $250,000 in favor of American Bank
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.