Form 10-K
period 2009-12-31
Brekford International Corp.
filed 2010-03-15
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Common Stock, par value $0.0001
———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2009, was approximately  $1,941,000 based upon the closing price reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  39,705,513 as of March 15, 2010

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BREKFORD INTERNATIONAL CORP.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof, to conform such statements to actual results or to changes in our opinions or expectations.

ITEM 1.  BUSINESS

Our History

Brekford International Corp. is an emerging provider of vehicle upfitting, rugged technology, video solutions and installation services geared towards mission critical operations to law enforcement and first responder markets.  Depending upon the context, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us,” refers to Brekford and its wholly-owned subsidiary. The Company (formerly California Cyber Design, Inc. (“CCDI”)) was incorporated in Delaware on May 27, 1998 and changed its name to American Financial Holdings, Inc. (Pink Sheets:“AFHI”) on August 11, 2004.  AFHI, a publicly-traded corporation with no operations announced the completion of its share exchange transaction with Pelican Mobile Computers, Inc., a Maryland corporation (“Pelican Mobile”), on January 6, 2006. Pelican exchanged each issued and outstanding share of  Pelican Mobile Computers (1,000 shares issued and outstanding at the time of the share exchange) for 25,000 shares of AFHI on a post-split basis (the “Share Exchange”) with an aggregate of 25,000,000 shares of Common Stock of AFHI issued to the former shareholders of  Pelican Mobile.  At the time of the Share Exchange, the existing stockholders of AFHI retained 5,512,103 shares of AFHI’s outstanding Common Stock after the cancellation of approximately 2,549,000 shares of Common Stock. As a result, the former shareholders of Pelican Mobile became the majority stockholders of AFHI. Under the terms of the merger, the Company changed its name to Tactical Solution Partners, Inc (Pink Sheet: “TTSR”). On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp. to better reflect its business strategy.

Our Business

Brekford Corp. is a homeland technology service provider of fully integrated vehicle installation and rugged technology and video solutions geared towards mission critical operations. For more than a decade, we have provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. We provide these agencies with an end-to-end mobile communications, information technology, video solutions and vehicle upfitting and services designed to streamline procurement processes and offer maximum functionality to their day to day operations.

We are a “one-stop shop” for vehicle upfitting, cutting edge technology, video and installation.  We provide ruggedized mobile computers, video and communications products and services for homeland security and public safety environments, bumper-to-bumper vehicle modification products and services, including specialized lights, sirens, prisoner cages and ballistics protection for homeland security, law enforcement, fire and emergency vehicles.  The Brekford 360 degree approach provides our customers with a one-stop upfitting, cutting edge technology and installation service.  The 360 degree approach is the only stop our customers make to purchase law enforcement vehicles, upfitted with lights, sirens, radio communication and rugged IT technology and then have them "ready to roll."  Our 360 degree engineered bumper-to-bumper vehicle solution, our commitment to top quality fast reliable service, along with streamline purchasing, is why we believe Brekford is the best all-around vehicle solution provider.

Products and Services

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

We distinguish ourselves by truly being a “one-stop shop” for vehicle upfitting, cutting edge technology, and installation services.  Unlike our competitors, we provide customers with one place to purchase law enforcement vehicles that are not only upfitted with the traditional lights and sirens but also with rugged IT hardware and communication equipment.

For more than a decade, we have been a distributor for most major brands in the mobile technology arena. We handle everything from Panasonic Toughbooks® and Arbitrator® digital video systems to emergency lighting systems, vehicle GPS and vehicle armor and wireless technology.  We believe we have all of the high-end products our customers need to handle their day to day operations and protect the public they serve. Every product we sell is tested by highly trained technicians and guaranteed to work in even the most extreme conditions. We specialize in seamlessly incorporating custom-built solutions within existing networks. We deliver our end-to-end solutions with service programs that work for agencies large and small, from turn-key drop shipping to municipal leases. Our commitment is to design and deliver solutions that meet or exceed industry standards for safety, ergonomics, reliability, serviceability and uniformity.

360 Degree Vehicle Solution

The  Brekford 360 degree vehicle solution provides complete vehicle upfitting, mobile data and video solutions including municipal financing and leasing services for agencies. The 360 degree vehicle solutions approach provides customers with a one-stop upfitting, cutting edge technology and installation service.

Video Solutions

Vehicle Upfitting

We provide and install most major brands of law enforcement vehicle equipment. Our dedication is to provide and install equipment that ensures safe and efficient vehicles while incorporating the latest technological advances. We adhere to strict quality control procedures and provide comprehensive services. The Brekford certified technician team provides our customers the highest level of expertise and service from inception to completion, including maintenance and upgrades.

Automatic Traffic Enforcement - Photo Speed Enforcement.

Automatic Traffic Enforcement systems are one of a wide range of measures that are effective at reducing vehicle speeds and crashes. The automated speed enforcement (ASE) system is an enforcement technique with one or more motor vehicle sensors producing recorded images of motor vehicles traveling at speeds above a defined threshold. Images captured by the ASE system are processed and reviewed in an office environment and violation notices are mailed to the registered owner of the identified vehicle.

In Car Mobile Video System

Toughbook Arbitrator is a rugged revolution in law enforcement video capture. The Toughbook Arbitrator 360 degree is a rugged and durable mobile digital video system. The fully-integrated system offers unparalleled video capture (up to 360 degrees), storage and transfer, and is designed to work with back-end software for seamless video management, including archiving and retrieving.

Automatic License Plate Reader (ALPR)

An Automatic License Plate Reader (ALPR) is an image-processing technology used to identify vehicles by their license plates.  License Plate Readers (LPRs) can record plates at about one per second at speeds of up to 100 MPH and they often utilize infrared cameras for clarity and to facilitate reading at any time of day or night. The data collected can either be processed in real-time, at the site of the read, or it can be transmitted to remote centers and processed at a later time.

Electronic Ticketing System- Slick-Ticket

The Slick-Ticket™ product is a fully portable over the seat organizer for public safety vehicles, specially designed to house a printer and scanner to allow law enforcement officers to quickly access driver's license and registration information as well as issue tickets, warnings and citations.

Mobile Data Solutions

We develop integrated, interoperable, feature-rich mobile systems enabling first responders, police, fire and EMS, to obtain and exchange information in real-time. The rapid dissemination of real-time information is critical to determine and assure timely and precise resource allocation by public sector decision makers. As is a premiere Panasonic toughbook partner, we augment these rugged laptops by designing and manufacturing vehicle mounting systems and docking stations for in-vehicle communication equipment. From rugged laptop computers, tablets and hand-helds, GPS terminals, two-way radios, and full console systems, we provide ergonomically sound mounting products with full port replication.

Purchasing and Order Fulfillment

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

Business Strategy

The primary products and services from which Brekford has earned revenue and anticipate we will continue to earn revenue is through our product and service lines including, rugged mobile computers, vehicle mounting systems,  video systems,  vehicle upfitting or outfitting, electronic ticketing system-slick ticket and installation and maintenances services of all the above components in first responder law enforcement vehicles.   The Public Safety Communications Market is a $4.2 billion market with the rugged mobile technology market growing at 10% per annum. Police, Fire and EMS personnel have unique requirements for communication, ruggedness, reliability and quality. Their equipment must be able to work in extreme environments that include high levels of vibration and shock, wide temperature ranges, varying humidity, electromagnetic interference and voltage and current transients.  Furthermore, public safety personnel and emergency responders are demanding tailored mobile communication solutions that enable real-time access and exchange of critical data to assure timely and precise resource allocation by public sector decision makers. Brekford’s in-vehicle technology and communication solutions provide public safety workers and emergency responders with the unique functionalities necessary to enable effective response to emergency situations.

The majority of our sales have occurred within the Mid-Atlantic region, which is comprised of the states of Maryland, Virginia, Delaware, New Jersey and Pennsylvania. However, we are looking to expand beyond these regions.  Our products are primarily sold to state and local government but we plan to expand into federal law enforcement agencies with our public safety technology and upfitting solutions.

Competition

Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by extensive fragmentation and intense competition. As such, larger competitors may have greater buying power and therefore may be able to offer better pricing, which is one of the key factors in determining whether a contract will be awarded by local, state and federal agencies with limited budgets. In addition, although the majority of our sales are to government agencies and other government contractors with historically stable operating budgets, the significant economic downturn and recession has had and will most likely continue to have a detrimental effect on our rate of growth and, if long-term, an adverse effect on our financial condition and operating results.

To address these competitive pressures and industry trends, we intend to grow revenues by:

•	Offering an expanded platform of products and higher-end technical services to our existing customers;

•	Increasing our customer base by expanding our offerings into additional regions;

•	Offering 360 degree one-stop shop for “smart” law enforcement vehicle and municipal lease/financing options on full vehicle build-outs;

•
Using the Company’s placement on the General Services Administration (“GSA”) Schedule 84, a preferred, pre-negotiated contract that provides significant revenue opportunities from federal, state and local governments, which, along with the passage of the Local Preparedness Acquisition Act, management believes will benefit our upfitting group by opening up our products and services to federal, state and local governments with which we have not done business before;

•
Increase installation sales of Automatic Traffic Enforcement- Photo Speed Enforcement. The global economic environment may present opportunities and challenges in the year ahead, yet municipalities will still need to address road safety issues and photo-enforcement is a crucial tool in that task; and

•	We will continue to invest in research and development to ensure that out technologies remain at the forefront of the industry.

Customers

During the year ended December 31, 2009, no sales to one individual customer were greater than 10% of net sales. Accounts receivable due from two customers amounted to 15% and 13%, respectively, of total accounts receivable at December 31, 2009.  During the year ended December 31, 2009, sales to government and commercial customers represented 94% and 6% of net sales for the year, respectively.

Employees

As of March 15, 2010, we employed 22 full-time and no part-time employees. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements.  We anticipate hiring additional employees to ensure timely delivery of customer projects as necessary. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Corporate Information

Our principal executive offices are located at 7020 Dorsey Road, Suite C, Hanover, Maryland 21076, and our telephone number is (443) 557-0200.

Available Information

Our internet address is www.brekford.com. We provide free of charge on the Investor Relations page of our web site access to our annual report on Form 10-K and quarterly reports on Form 10-Q, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Information appearing on our website is not incorporated by reference and is not a part of this report.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company may be involved in litigation and other legal proceedings from time to time in the ordinary course of its business. Except as otherwise set forth in this Annual Report, the Company believes the ultimate resolution of these matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, we filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The complaint alleges that on or about July 29, 2008, we agreed to purchase from Woot, and Woot agreed to sell to us, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). We paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. The complaint further alleges Woot breached the contract by failing to deliver the Goods to the third party as directed. We demanded Woot return the full Contract Price to us but Woot has failed and refused to do so. As a result of Woot’s alleged breaches, we are seeking damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.  On January 21, 2010, the Company entered into a compromise settlement agreement and mutual release whereby the Company agreed to accept $245,000 in full settlement of its claims.  The settlement consideration is payable to the Company pursuant to the terms of the settlement agreement on or about the following dates: $45,000 on or about January 30, 2010 by the defendant Woot; $50,000 on or about January 30, 2010 and an additional $50,000 on February 15, 2010 by the defendants Zenith and Chiragnee; an additional $50,000 on May 15, 2010 and a final payment of $50,000 on August 15, 2010 by defendant Zenith.  To date $145,000 has been paid to the Company under the settlement agreement.

Richard A. Sajac v. Brekford International Corp.

On or about June 19, 2009, Richard A. Sajac, a former employee and executive officer of the Company, filed suit against the Company in Anne Arundel County Circuit Court of Maryland, Case No. 02-C-09-141795. The complaint alleges that the Company breached its obligations under an employment agreement and stock option agreement. The plaintiff seeks treble damages in the amount of $382,500, plus 1,062,500 stock options and reasonable attorney’s fees, costs and unreimbursed expenses.  On July 17, 2009, the Company filed a notice removing the case from state court to federal court in the United States District Court for the District Of Maryland (Northern Division). The new case number is 1:09-cv-01888(CCB). On July 24, 2009, the Company filed an answer in federal court denying the allegations contained in the complaint. On December 29, 2009, the Company reached an agreement in principle with Mr. Sajac under which the Company agreed to settle all claims arising out of the complaint filed by Mr. Sajac. The terms of a definitive settlement agreement provided that as consideration for the settlement of the lawsuit and releases from Mr. Sajac the Company would pay Mr. Sajac an aggregate of $11,000 in cash, payable on or before January 28, 2010 and issue to Mr. Sajac 800,000 shares of the Company’s Common Stock. The definitive settlement agreement was executed and entered with the court on January 26, 2010.  The Company has issued all shares of Common Stock and paid all cash amounts due under the settlement agreement.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 15, 2010, we had approximately 48 stockholders of record, solely based upon the count our transfer agent provided us as of that date. This number does not include:

•	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

•	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

On January 30, 2008, our Common Stock began trading on the OTCBB. Prior to January 30, 2008, our Common Stock had been quoted over-the counter on the Pink Sheets LLC automated electronic quotation service under the ticker symbol “TTSR”. Our Common Stock is not listed on any national or regional securities exchange.

The following table sets forth, for the periods presented, the high and low bid price ranges of our Common Stock as reported on the OTCBB and Pink Sheets LLC. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2008:
First Quarter	$0.35	$0.11
Second Quarter	$0.34	$0.07
Third Quarter	$0.11	$0.01
Fourth Quarter	$0.06	$0.01

Fiscal year ended December 31, 2009:
First Quarter	$0.08	$0.03
Second Quarter	$0.06	$0.03
Third Quarter	$0.16	$0.03
Fourth Quarter	$0.20	$0.09

Dividends

We have never declared or paid dividends on our Common Stock. We intend to use retained earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

In addition, the General Corporation Law of the State of Delaware prohibits us from declaring and paying a dividend on our Common Stock at a time when we do not have either (as defined under that law):
•	a surplus, or, if we do not have a surplus,

•	net profit for the year in which the dividend is declared and for the immediately preceding year.

Equity Compensation Plan

The following table provides information as of December 31, 2009 with respect to employee compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights Column (a)	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights Column (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) Column (c)
Equity compensation plans approved by security holders (1)	—	—	7,980,000
Equity compensation plans not approved by security holders	—	—	—

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The repurchases provided in the table below were made during the quarter ended December 31, 2009:

Issuer Purchases of Equity Securities
	Total Number of Securities Purchased		Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

October 2009	—		—	—	—
November 2009	28,910,000	(1)	$0.037	—	—
December 2009	—		—	—	—
(1) The shares of Common Stock and Warrants were repurchased in a private transaction and were not part of a publicly announced plan.

On October 1, 2009, three directors and executive officers of the Company, Messrs. C.B. Brechin, Scott Rutherford, and Bruce Robinson, entered into a stock purchase agreement on behalf of the Company (the “Stock Purchase Agreement”), with the court-appointed receiver, Robert D. Gordon (the “Receiver”), for its stockholder Legisi Marketing, Inc, to repurchase 18,910,000 shares of Common Stock  and cancel 10,000,000 common stock purchase warrants exercisable at $.39 per share (the “Warrants”), which shares of Common Stock and Warrants have been in the custody of the Receiver. The aggregate purchase price for the securities under the Stock Purchase Agreement was $700,000. The effectiveness of the Stock Purchase Agreement was subject to court approval which was received on November 4, 2009. The repurchased shares of Common Stock and Warrants have been returned to the Company’s treasury and cancelled.

Unregistered Sales of Equity Securities

Except as provided herein, all unregistered sales of securities issued during the fiscal year ended December 31, 2009 have been previously reported on the Company’s quarterly reports on Form 10-Q or current reports on Form 8-K.

In December 2009, we entered into an agreement in principle to issue 800,000 shares of our Common Stock in the settlement of a litigation proceeding with our former executive officer. These shares were valued at $136,000 at the time of the agreement in principle. A formal settlement agreement was executed by the Company and the former executive officer on January 26, 2010.  We believe that the issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

The issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. A legend was placed on the certificate representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto and other financial information appearing elsewhere in this Annual Report.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in “Item 1. Business,” and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this Annual Report. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a provider of fully integrated vehicle upfitting, rugged technology solutions geared towards mission critical operations. For more than a decade, we have provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Through our strategic partnerships with our distributors, we are able to provide products and vehicle upfitting services specially designed for public safety, law enforcement and emergency first responder vehicles and back office operations.

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

Accounts Receivable Allowance

Accounts receivable are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company calculates the allowance based on a specific analysis of past due balances.  Past due status is based on how recently payments have been received by customers.  Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers.

Revenue Recognition

The Company recognizes revenue when all four basic criteria are met (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period. Valuation allowances are established when the realization of deferred tax assets are not considered more likely than not.

Results of Operations

Comparative Results of Operations for the Years Ended December 31, 2009 and 2008

The following tables summarize selected items from the statement of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

	Year Ended December 31,		Increase
	2009	2008	$	%
Revenues	$14,557,241	$13,501,757	$1,055,484	8%
Cost of Sales	11,918,416	11,506,268	412,148	4%
Gross Profit	$2,638,825	$1,995,489	$643,336	32%

Gross Profit Percentage of Revenue	18%	15%

Revenues

Consolidated revenues for the year ended December 31, 2009 were $14,557,241 compared to $13,501,757 for the year ended December 31, 2008, an increase of $1,055,484 or 8%, primarily due to an increase in sales of laptops, modems and installation services during the year ended December 31, 2009.

Cost of Sales

Cost of sales for the year ended December 31, 2009 was $11,918,416 compared to $11,506,268 for the year ended December 31, 2008, an increase of $412,148 or 4%, primarily due to the increase in sales of laptops and installations and an increase in vehicle upfitting services with higher gross profit margin compared to the sales of lower gross profit margin of office electronics during the year ended December 31, 2008.

Expenses

	Year Ended December 31,		Decrease
	2009	2008	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,057,477	$1,280,768	$(223,291)	-17%
Selling, general and administrative expenses	945,302	2,254,391	(1,309,089)	-58%
Total operating expenses	$2,002,779	$3,535,159	$(1,532,380)	-43%

Salaries and Related Expenses

Salaries and wages paid in cash for the year ended December 31, 2009 amounted to $1,057,477 compared to $1,280,768 for the year ended December 31, 2008, a decrease of  $223,291 or 17%.  The decrease is primarily due to elimination of the salaries and expenses of three executive officers and various other employees during the fourth quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2009 were $945,302 compared to $2,254,391 for the year ended December 31, 2008, a decrease of $1,309,089  or 58%.  The decrease is primarily due to the controlled spending and certain cost cutting measures implemented during the fourth quarter of 2008 and the year ended December 31, 2009.

Liquidity and Capital Resources

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months and available from its credit facility will be sufficient to sustain the business through at least December 31, 2010. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be effected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management; this matter could also effect the availability of external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet transactions as defined in Item 303 of the Securities and Exchange Commission’s Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and
Stockholders of Brekford International Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Brekford International Corp. and Subsidiary (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brekford International Corp. and Subsidiary as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Stegman & Company
Baltimore, Maryland
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Brekford International Corp.

We have audited the accompanying consolidated balance sheet of Brekford International Corp and Subsidiary (f/k/a Tactical Solution Partners, Inc.) (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brekford International Corp. and Subsidiary as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008 in conformity with United States generally accepted accounting principles.

/s/ Marcum llp
Marcum llp (formerly Marcum & Kliegman llp)
New York, New York
March 23, 2009

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash	$1,750,362	$436,451
Restricted cash	—	331,823
Accounts receivable, net of allowance of $0 in 2009 and $181,402 in 2008	1,236,127	2,230,479
Prepaid expenses	259,762	28,139
Inventory	418,833	275,925
Total current assets	3,665,084	3,302,817
Property and equipment, net	432,832	541,454
Other non-current assets	24,872	464,228
Total assets	$4,122,788	$4,308,499

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$836,063	$1,778,347
Accrued payroll and related expenses	17,157	50,345
Income tax payable	80,000
Customer deposits	27,060	—
Deferred revenue	25,000	—
Obligations under capital leases – current portion	24,799	45,704
Deferred rent – current portion	42,063	20,778
Total current liabilities	1,052,142	1,895,174

Long-term liabilities:
Notes payable – stockholders, net of discount	421,370	—
Obligations under capital leases, net of current portion	17,628	53,371
Deferred rent, net of current portion	223,926	265,989
Total long-term liabilities	662,924	265,989
Total Liabilities	1,715,066	2,214,534

Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 39,705,513 issued and outstanding as of December 31, 2009 and 59,626,565 shares issued outstanding as of December 31, 2008	3,971	5,963
Additional paid-in capital	10,005,201	10,494,892
Accumulated deficit	(7,601,450)	(8,179,207)
	2,407,722	2,321,648
Less: treasury stock, at cost; 1,904,025 shares as of December 31, 2008	—	(227,683)
Total stockholders’ equity	2,407,722	2,093,965
Total liabilities and stockholders’ equity	$4,122,788	$4,308,499

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

Net Sales	$14,557,241	$13,501,757
Cost of sales	11,918,416	11,506,268
Gross profit	2,638,825	1,995,489

Operating expenses:
Salaries and related expenses	1,057,477	1,280,768
Selling, general and administrative expenses	945,302	2,254,391
Total operating expenses	2,002,779	3,535,159
Income (loss) from operations	636,046	(1,539,670)
Other (expense) income:
Interest expense	(35,372)	(12,062)
Interest income	19,702	38,783
Other income	37,381	32,400
Total other income	21,711	59,121
Income (loss) before income taxes	657,757	(1,480,549)
Income tax expense	80,000	—
Net income (loss)	$577,757	$(1,480,549)

Net income (loss) per share – basic and diluted	$0.01	$(0.02)
Weighted average shares outstanding used in computing per share amounts:
Basic	53,588,970	63,566,827
Diluted	55,013,628	63,566,827

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

							Additional Paid-In Capital	Accumulated Deficit	Total
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE – January 1, 2008	—	$—	63,435,674	$6,344	(286,992)	$(42,802)	$10,785,566	$(6,698,658)	$4,050,450
Common stock issued to directors, net of forfeitures	—	—	30,000	3	(10,000)	(499)	1,497	—	1,001
Common stock granted for services provided by employees, 750,000 shares fully vested	—	—	—	—	—	—	65,625	—	65,625
Common stock withheld for tax withholding upon vesting of restricted stock grant	—	—	—	—	(262,030)	(64,590)	—	—	(64,590)
Issuance of warrants in connection with legal settlement less amounts previously recognized	—	—	—	—	—	—	(178,808)	—	(178,808)
Common stock surrendered in connection with legal settlement	—	—	—	—	(1,125,000)	(119,792)	—	—	(119,792)
Recognized portion of common stock granted to employees for services	—	—	—	—	—	—	145,496	—	145,496
Recognized portion of stock options issued for services provided by employees	—	—	—	—	—	—	100,000	—	100,000
Recognized portion of warrants issued in lieu of cash for services provided by non-employees	—	—	—	—	—	—	177,160	—	177,160
Common stock issued in connection with cashless exercise of employee stock options, net of 21,705 shares withheld for income tax withholding	—	—	40,795	4	—	—	(4)	—	—
Value of common stock for tax withheld upon exercise of stock options	—	—	—	—	—	—	(3,039)	—	(3,039)
Common stock surrendered in connection with legal settlement	—	—	—	—	(220,003)	—	—	—	—
Common stock cancelled under a restricted stock award forfeited upon officer resignation	—	—	(3,129,904)	(313)	—	—	(495,551)	—	(495,864)
Common stock cancelled under restricted stock awards forfeited by employees	—	—	(750,000)	(75)	—	—	(103,050)	—	(103,125)
Net loss	—	—	—	—	—	—	—	(1,480,549)	(1,480,549)
BALANCE – December 31, 2008	—	—	59,626,565	5,963	(1,904,025)	(227,683)	10,494,892	(8,179,207)	2,093,965
Cancellation of treasury shares	—	—	(1,811,052)	(181)	1,904,025	227,683	(227,502)	—	—
Repurchase and cancellation of common stock	—	—	(18,910,000)	(1,891)	—	—	(698,109)	—	(700,000)
Common stock issued in connection with legal settlement	—	—	800,000	80	—	—	135,920	—	136,000
Beneficial conversion feature on notes payable - stockholders	—	—	—	—	—	—	300,000	—	300,000
Net income	—	—	—	—	—	—	—	577,757	577,757
BALANCE – December 31, 2009	—	$—	39,705,513	$3,971	—	$—	$10,005,201	$(7,601,450)	$2,407,722

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$577,757	$(1,480,549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	98,322	119,091
Share-based compensation, net of treasury stock and forfeiture	—	489,282
Forfeiture of common stock	—	(598,989)
Share-based legal settlement	136,000	(298,600)
Amortization of debt discount	21,370	—
Deferred rent	(20,778)	(15,869)
Loss on disposal of fixed assets	39,510	—
Bad debt expense	—	149,118
Gain recognized on capital lease termination	(41,437)	—
Changes in operating assets and liabilities:
Accounts receivable	994,352	(1,049,258)
Prepaid expenses and other non-current assets	207,733	1,242
Inventory	(142,908)	(264,772)
Accounts payable and accrued expenses	(942,284)	1,590,590
Accrued payroll and related expenses	(33,188)	(209,653)
Income tax payable	80,000
Customer deposits	27,060	—
Deferred revenue	25,000	—
Net cash provided by (used in) operating activities	1,026,509	(1,568,367)

Cash flows from investing activities:
Purchases of property and equipment	(49,210)	(62,162)
Proceeds from sale of fixed assets	20,000	—
Release of restricted cash	331,823	15,523
Net cash provided by (used in) investing activities	302,613	(46,639)

Cash flows from financing activities:
Principal payments on equipment note payable	(15,211)	(41,494)
Net cash used in financing activities	(15,211)	(41,494)
Net increase (decrease) in cash	1,313,911	(1,656,500)
Cash – beginning of year	436,451	2,092,951
Cash – end of year	$1,750,362	$436,451

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,999	$12,601
Cash paid for income taxes	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Common stock held upon vesting of restricted stock grant for tax withholding	$—	$67,629
Notes payables incurred in connection with purchase of equity securities	$700,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford International Corp. (“Brekford” or the “Company”) is a homeland technology service provider of fully integrated vehicle installation and rugged technology solutions geared towards mission critical operations. For more than a decade, the Company has provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Brekford provides these agencies with an end-to-end suite of superior products and services designed to streamline procurement processes and offer maximum functionality to their day to day operations.

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

Brekford 360 Degree vehicle solutions provides complete vehicle upfitting, mobile data and video solutions including municipal financing and leasing services for agencies. The 360 Degree vehicle solutions approach provides customers with a one-stop upfitting cutting edge technology and installation service.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Brekford International Corp. include accounts of the Company and its wholly-owned subsidiary, Pelician Mobile Computers, Inc. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

Preparation of financial statement that follow accounting principles generally accepted in the United States required management to make estimates and assumptions that affect the amounts reported in the financial statement and notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. Cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution as of December 31, 2009.  From time to time, amounts deposited may exceed the FDIC limits.

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company calculates the allowance based on a specific analysis of past due balances.  Past due status is based on how recently payments have been received by customers.  Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers.

Inventory

Inventory principally consists of hardware and third-party packaged software that is modified to conform to customer specifications and held temporarily until the completion of a contract. These amounts are stated at lower of first-in, first-out (“FIFO”) cost or market.

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

Revenue Recognition

The Company recognizes revenue when all four basic criteria are met (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant during the years ended December 31, 2009 and 2008.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the Company reduce its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the years ended December 31, 2009 and 2008.

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in products revenues and all costs of shipping and handling are included in cost of sales in the accompanying consolidated statements of operations. Shipping and handling costs that the Company incurred amounted to $51,304 and $33,900 for the years ended December 31, 2009 and 2008, respectively.

Advertising Costs

The Company expenses advertising costs as incurred; these expenses are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expense amounted to $24,515  and $20,334 for the years ended December 31, 2009 and 2008, respectively.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all share-based awards on estimated fair values, net of estimated and actual forfeitures.  Share-based compensation expense recognized for the years ended December 31, 2009 and 2008 includes compensation expense for restricted stock awards, stock options, common stock and warrants.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period. Valuation allowances are established when the realization of deferred tax assets are not considered more likely than not.

Subsequent Events

It is the policy of the Company to evaluate subsequent events though the date the consolidated financial statements are filed with the Securities and Exchange Commission.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) Subtopic 105, “Generally Accepted Accounting Principles,” which establishes the ASC as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the codification. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company updated its historical GAAP references to comply with the codification effective at the beginning of its fiscal quarter ending October 31, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, since the codification is not intended to change GAAP.

In May 2009, the FASB issued authoritative guidance included in ASC Subtopic 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, this guidance provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted this guidance as of July 31, 2009.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC, Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables, or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not expect the implementation of this standard to have a material impact on its financial position and results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2009	2008
Leasehold improvements	$447,195	$447,195
Computer equipment and software	58,418	110,967
Vehicles	105,273	82,032
Furniture	61,489	92,479
	672,375	732,673
Accumulated depreciation and amortization	(239,543)	(191,219)
	$432,832	$541,454

Depreciation and amortization of property and equipment for the years ended December 31, 2009 and 2008 was $98,322  and $119,091, respectively.

NOTE 4 – LINE OF CREDIT AND LETTER OF CREDIT

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

NOTE 5 – NOTES PAYABLE – STOCKHOLDERS

On October 1, 2009, three directors of the Company entered into a stock purchase agreement on behalf of the Company, to repurchase 18,910,000 shares of the Company’s common stock and cancel 10,000,000 common stock purchase warrants exercisable, see Note 9. On November 9, 2009, three directors of the Company, in the respective principal amounts of $250,000, $250,000 and $200,000 (each, a “Promissory Note, and together, the “Promissory Notes”) financed the Stock Purchase Agreement for $700,000.  Each Promissory Note is convertible into shares of Common Stock, at the option of each holder, at a conversion price of $.07 per share, and bears 12% interest per annum. The Company has agreed to pay the unpaid principal balance of the Promissory Notes and all accrued and unpaid interest on the date that is the earlier of (i) two (2) years from the issue date of the notes, or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000) (the “Maturity Date”).

The occurrence of any of the following events of default (“Event of Default”) will, at the option of the holder of a Promissory Note, make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable, upon written demand from the holder, which Event of Default has not been cured within sixty (60) calendar days of receipt by the Company of written demand: (i) the Company fails to pay the entire principal and any accrued and unpaid interest due on the Maturity Date; (ii) filing by the Company of a voluntary petition under the United States Bankruptcy Code, or under any other insolvency act or law, state or federal, now or hereafter existing; or any action indicating the Company’s consent to, approval of, or acquiescence in, any such petition or proceeding; or the Company’s consent to the appointment of a receiver or trustee for all or a substantial part of its respective properties; or the making of an assignment to the benefit of the creditors on behalf of the Company; and (iii) filing of an involuntary petition against the Company under the United States Bankruptcy Code, or under any other insolvency act or law, state or federal, now or hereafter existing; or the involuntary appointment of a receiver or trustee for all or a substantial part of the Company’s property; or the issuance of a warrant of attachment, execution or similar process against any substantial part of such properties, which remains undismissed, unbonded or undischarged ninety (90) days’ after issuance.

The convertible notes contained a “beneficial conversion” feature that required separate recognition, at issuance, of a portion of the proceeds equal to the intrinsic value of the feature as additional paid-in-capital.  This “discount” is being amortized using the effective interest method through a charge to interest expense over the term of the notes.  As of December 31, 2009, the notes were convertible into 10,000,000 shares of common stock.

NOTE 6 – LEASES

Capital Leases

The Company financed certain equipment and software under two separate non-cancelable equipment and software loan and security agreements.  One agreement matures in August 2010 and one agreement matures in July 2012.  The agreements require various monthly payments and are secured by the assets under lease.  As of December 31, 2009 and 2008, capital lease assets of $56,572 and $87,562, respectively, net of accumulated amortization of $16,930 and $12,257, respectively are included in fixed assets on the consolidated balance sheets.  In February 2010, the Company negotiated with the lessor to payoff the software lease for $10,000.  The software lease was written down as of December 31, 2009 on the consolidated balance sheet.

Future minimum lease payments under these lease agreements at December 31, 2009 are as follows:
2010	$24,799
2011	14,712
2012	7,726
Total minimum lease payments	$47,237
Less: amounts representing interest	(4,810)
Present value of net minimum lease payments	$42,427

Operating Leases

The Company rents office space under two separate non-cancelable operating leases expiring March 2011 and January 2015, respectively.

Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs at December 31, 2009 are as follows:

2010	$229,794
2011	205,710
2012	201,522
2013	207,566
2014	212,736
2015	17,728
Total	$1,075,056

In addition, the lessor provided the Company with a $221,400 leasehold improvement incentive that was recorded as a component of property and equipment and is included in deferred rent and being amortized over the lease term. The lease agreement provides for the Company to reimburse the lessor for the cost of the improvements on a pro rata basis over the term of the lease in the event of the Company's default on or termination of the lease agreement prior to the expiration of term of the lease in 2015.

The Company records rent expense over the term of the lease on a straight-line basis, less amounts received under sub-lease arrangements. Rent expense amounted to $184,286 and $236,258 for the years ended December 31, 2009 and 2008, respectively.

The Company leased approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On January 1, 2004, the Company entered into a 5-year lease with Peppermill. For the year ended December 31, 2008, lease payments amounted to $27,600. The lease ended December 31, 2008 and was not renewed.

Beginning in November 2008, the Company entered into a sub-lease arrangement with certain former employees of the Company, expiring March 2011.  The sub-lease arrangement requires various monthly payments ranging from $3,091 to $3,353, and is recorded in rent expense, net of sub-lease expense.  For the years ended December 31, 2009 and 2008, lease payment of $39,838 and $10,060, respectively, are included in the future minimum lease payment schedule.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, the Company filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The complaint alleged that on or about July 29, 2008, the Company agreed to purchase from Woot, and Woot agreed to sell to the Company, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). The Company paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. The complaint further alleges Woot breached the contract by failing to deliver the Goods to the third party as directed. The Company demanded Woot return the full Contract Price to the Company, but Woot has failed and refused to do so. As a result of Woot’s alleged breaches, the Company sought damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.  On January 21, 2010, the Company entered into a compromise settlement agreement and mutual release whereby the Company agreed to accept $245,000 in full settlement of its claims.  The settlement consideration is payable to the Company pursuant to the terms of the settlement agreement on or about the following dates: $45,000 on or about January 30, 2010 by the defendant Woot; $50,000 on or about January 30, 2010 and an additional $50,000 on February 15, 2010 by the defendants Zenith and Chiragnee; an additional $50,000 on May 15, 2010 and a final payment of $50,000 on August 15, 2010 by defendant Zenith.  As of December 31, 2009 the amount was previously classified as a long-term asset.  As of December 21, 2008, as a result of the settlement, the value of the long-term asset was written down to $245,000 and reclassed to prepaid current assets on the accompanying consolidated balance sheet.

Richard A. Sajac v. Brekford International Corp.

On or about June 19, 2009, Richard A. Sajac, a former employee and executive officer of the Company, filed suit against the Company in Anne Arundel County Circuit Court of Maryland, Case No. 02-C-09-141795. The complaint alleged that the Company breached its obligations under an employment agreement and stock option agreement. The plaintiff sought treble damages in the amount of $382,500, plus 1,062,500 stock options and reasonable attorney’s fees, costs and unreimbursed expenses. On July 17, 2009, the Company filed a notice removing the case from state court to federal court in the United States District Court for the District Of Maryland (Northern Division). The new case number was 1:09-cv-01888(CCB). On July 24, 2009, the Company filed an answer in federal court denying the allegations contained in the complaint. On December 29, 2009, the Company reached an agreement in principle with Mr. Sajac under which the Company agreed to settle all claims arising out of the complaint filed by Mr. Sajac. The terms of a definitive settlement agreement provided that as consideration for the settlement of the lawsuit and release from Mr. Sajac the Company would pay Mr. Sajac an aggregate of $11,000 in cash, payable on or before January 28, 2010 and issue to Mr. Sajac 800,000 shares of the Company’s common stock. The definitive settlement agreement was executed and entered with the court on January 26, 2010.  The Company has issued all shares of common stock and paid all cash amounts due under the settlement agreement.  The shares were valued at the closing price on the date of grant, resulting in $136,000 of compensation expense in the accompanying income statement.

NOTE 8 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by adjusting the denominator of the basic income (loss) per share computation for the effect of all dilutive potential common shares outstanding during the period.

	Year ended December 31,
	2009	2008
Numerator:
Net income (loss) - basic	$577,757	$(1,480,549)
Convertible debt interest	21,370	—
Net income (loss) - diluted	$599,127	$(1,480,549)

Denominator:
Weighted average shares outstanding—basic	53,588,970	63,566,827
Assumed conversion of debt	1,424,658	—
Weighted average shares outstanding—diluted	55,013,628	63,566,827

Basic earnings (loss) per common share	$0.01	$(0.02)
Diluted earnings (loss) per common share	$0.01	$(0.02)

Antidilutive warrants	4,595,000	16,595,000

NOTE 9 - STOCKHOLDERS’ EQUITY

Securities Purchase Agreement and Warrants

On October 1, 2009, three directors of the Company entered into a stock purchase agreement on behalf of the Company, to repurchase 18,910,000 shares of the Company’s common stock, par value $.0001 per share, and cancel 10,000,000 common stock purchase warrants exercisable at $.39 per share. The aggregate purchase price for the securities was $700,000. The effectiveness of the Stock Purchase Agreement was required to be approved by the courts.  The court approval was received on November 4, 2009; consequently, the repurchased shares of Common Stock and Warrants have been returned to the Company’s treasury and cancelled.  The Stock Purchase Agreement was financed by three notes payable to stockholders, see Note 5.

Settlement of Legal Proceedings

On or about June 19, 2009, Richard A. Sajac, a former employee and former officer of the Company, filed suit against the Company in Anne Arundel County Circuit Court of Maryland, Case No. 02-C-09-141795. The complaint alleged that the Company breached its obligations under an employment agreement and stock option agreement. The plaintiff seeks treble damages in the amount of $382,500, plus 1,062,500 stock options and reasonable attorney’s fees, costs and unreimbursed expenses. On July 17, 2009, the Company filed a notice removing the case from state court to federal court in the United States District Court for the District Of Maryland (Northern Division).  On July 24, 2009, the Company filed an answer in federal court denying the allegations contained in the complaint.   On December 29, 2009 the parties agreed in a Settlement Agreement to issue Sajac 800,000 shares of the Company’s common stock, par value $.0001 per share.  The shares were valued at the closing price on the date of grant, resulting in $136,000 of compensation expense in the accompanying income statement.

NOTE 10 – SHARE-BASED COMPENSATION

The Company has issued restricted stock, warrants and granted non-qualified stock options to certain employees and non-employees at the discretion of the board of directors. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “Plan”). All stock options granted to employees prior to the approval of the Plan have exercise prices that are less than or equal to the fair value of the underlying stock at the date of grant and have terms of ten years. The vesting period of all options granted to date is 2 years and is dependent upon continued employment with the Company. To date, there have been no stock option grants under the Plan.  The Company reserves common stock for future issuance for restricted stock awards, stock options, and warrants.

Restricted Stock Grants

On April 2, 2008, the board of directors authorized the Company to accelerate vesting of an aggregate of 750,000 shares of restricted stock granted in 2006 to one of its key executives and one key employee in consideration of services rendered. The fair value of the shares amounted to $150,000, or $0.20 per share based upon the fair value of its Common Stock at January 19, 2006. The Company withheld 262,030 shares with an aggregate fair value of $64,590 to pay withholding taxes. The Company had recorded $84,375 in prior periods for these 750,000 shares and therefore recorded an additional $65,625 in share-based compensation expense during 2008.

Effective October 31, 2008, the Company’s board of directors canceled 3,129,904 shares of restricted Common Stock granted to a key executive granted in 2006 in connection with his resignation. As a result of the cancellation of these shares, the Company recorded a credit of $378,493 to share-based compensation expense during 2008.

During the fourth quarter of 2008, 750,000 shares of restricted Common Stock granted to three employees in January 2006 were forfeited by the employees in connection with their resignation from the Company. As a result, the Company recorded a credit of $75,000 to share-based compensation expense during 2008.

As of December 31, 2009 and 2008, 4,520,096 shares of restricted stock grants were outstanding.

Common Stock Purchase Warrants

For the year ended December 31, 2008, total share-based compensation income for common stock purchase warrants amounted to $1,648, and none for the year ended December 31, 2009. As of December 31, 2009, there are no unvested common stock purchase warrants. The Company did not capitalize the cost associated with share-based compensation.

On May 14, 2008, the Company issued (i) 175,000 Common Stock purchase warrants exercisable at $0.25 per share, (ii) 100,000 Common Stock purchase warrants exercisable at $0.3125 per share, and (iii) 100,000 Common Stock purchase warrants exercisable at $0.375 per share, for an aggregate of 375,000 Common Stock purchase warrants.  The fair value of these warrants amounted to $34,736. The Company determined the fair value of these warrants using the Black-Scholes Option Pricing Model. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of Common Stock of $0.15; risk–free interest rate of 3.22%; expected dividend yield zero percent; expected warrant life of 5 years; and current volatility of 103%.

A summary of warrant activity is as follows:
	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Fair Value	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2008	17,220,000	$0.43		3.88
Granted	375,000	$0.30	$0.09	4.37
Forfeited or expired	(1,000,000)	$0.25	$0.75	—
Exercised	—	—		—
Outstanding at December 31, 2008	16,595,000	$0.44		2.76
Granted	—	—		—
Forfeited or expired	(12,000,000)	$0.49	$0.04	—
Exercised	—	—		—
Outstanding at December 31, 2009	4,595,000	$0.31		0.47
Exercisable at December 31, 2009	4,595,000	$0.31		0.47

Stock Options

For the year ended December 31, 2008, total share-based compensation expense for options amounted to $100,000, and none for the year ended December 31, 2009. As of December 31, 2009, there are no outstanding stock options. The Company did not capitalize the cost associated with share-based compensation.

A summary of option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Fair Value	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2008	625,000	$0.01		8.54
Granted	—	—		—
Forfeited or expired	—	—		—
Exercised	(62,500)	$0.01	$0.20	—
Outstanding at December 31, 2008	562,500	$0.01		7.57
Granted	—	—		—
Forfeited or expired	(562,500)	$0.01	$0.30	—
Exercised	—	—		—
Outstanding at December 31, 2009	—	—		—
Exercisable at December 31, 2009	—	—		—

During 2008, an option holder exercised 62,500 options at an aggregate exercise price of $625. The option holder elected to pay the associated withholding taxes by surrendering 21,705 shares of stock valued at $3,039, resulting in a net issuance of 40,795 shares of Common Stock.

At December 31, 2008, the aggregate intrinsic value of options outstanding and exercisable, based on the December 31, 2008 closing price of the Company’s common stock ($0.04 per share) each amounted to $16,875.

Aggregate credit to share-based compensation is $136,000 in connection with employee terminations and legal settlements during the year ended December 31, 2009.

Aggregate credit to share-based compensation, including $100,000 for the fair value of employee stock options, $(1,648) for the fair value of warrants issued to non-employees, and $(506,660) for the fair value of vested restricted stock to employees and non-employees for awards recognized or forfeited in connection with employee terminations and legal settlements during the year ended December 31, 2008 amounted to $408,308.

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

NOTE 11 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the year ended December 31, 2009, no sales to one individual customer were greater than 10% of net sales. Accounts receivable due from two other customers amounted to 15% and 13%, respectively, of total accounts receivable at December 31, 2009. December 31, 2009, sales to government and commercial customers represented 94% and 6% of net sales for the year, respectively.

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

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, which amounted to $9,444,914 and $5,518,552, comprised approximately 65% and 41% of total revenues for the years ended December 31, 2009 and 2008, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than these two vendors that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of either of these vendors could result in a temporary disruption of the Company’s operations.

NOTE 12 – INCOME TAXES

As of December 31, 2009, the Company has approximately $2.3 million of federal and state net operating loss carryforwards available to offset future taxable income, if any, through 2026. If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict the Company’s ability to utilize these loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could become limited in future years if ownership changes were to occur as defined in the Internal Revenue Code and similar state income tax provisions.

The Company’s deferred tax assets and liabilities are as follows for each of the periods presented:

	December 31,
	2009	2008

Net operating loss carry forwards	$889,000	$1,383,000
Share-based compensation	—	72,000
Other	9,000	6,000
	898,000	1,461,000
Valuation allowance	(898,000)	(1,461,000)
Net deferred tax asset	$—	$—

The Company’s recorded income tax, net of the change in the valuation allowance for each of the periods presented, is as follows:

	Years Ended December 31,
	2009	2008
Current
Federal	$23,000	$—
State	57,000	—
	$80,000	$—

Deferred
Federal	$517,000	$(696,000)
State	46,000	(94,000)
	$563,000	$(790,000)

Change in valuation allowance	(563,000)	790,000
	$80,000	$—

The tax provision for 2009 was due to the alternative minimum tax liability at the federal level and unusable net operating loss carryforwards at the state level.

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

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2009	2008
Expected statutory rate	34.0%	(34.0)%
State income tax rate, net of Federal benefit	8.2%	(4.5)%
Application of net operating loss carryforward	(32.0)%
Permanent differences
Restricted stock awards not deductible for income tax purposes	—	(9.1)%
Other	2.0%	(5.8)%
	12.2%	(53.4)%
Valuation allowance	—	53.4%
	12.2%	—

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 7, 2009, the audit committee and the board of directors of the Company approved the dismissal of the Company’s independent registered public accounting firm, Marcum LLP (“Marcum”).  On that date, the audit committee and the board approved and ratified the engagement of Stegman & Company (“Stegman”) to serve as the Company’s independent registered public accountants for the fiscal year ended December 31, 2009.  During each of the fiscal years ended December 31, 2007 and December 31, 2008 and the subsequent period from January 1, 2009 through the Company’s notice to Marcum of its dismissal on December 9, 2009 (the “Dismissal Notice”), there were no disagreements between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

During each of the fiscal years ended December 31, 2007 and December 31, 2008 and the subsequent period from January 1, 2009 through the Dismissal Notice, the following occurrences were “reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K. As of December 31, 2007, and during the three months ended March 31, 2008, Marcum had advised the Company that it identified certain deficiencies in the Company’s internal controls over financial reporting. The material weaknesses that were identified related to the fact that the Company’s overall financial reporting structure and staffing levels were not sufficient to support the complexity of its financial reporting requirements; that the Company lacked the expertise it needed to apply complex accounting principles relating to the Company’s equity transactions at that time; that the Company needed to institute controls to ensure the timely filing of employee income tax withholding and corporate tax returns; and that the Company had a deficiency in its revenue cut-off procedures for which it identified several sales transactions that had been erroneously recorded in the fourth quarter of 2007 which were adjusted for prior to filing the Company’s annual report Form 10-K for that fiscal reporting period. Marcum’s reports on the Company's financial statements for 2007 and 2008 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based upon that evaluation, management concluded that these disclosure controls and procedures were ineffective as of the end of the period covered in this report.

(b)           Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing using criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2009.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board is:

During the fourth quarter of 2009, the Company’s chief financial officer became seriously ill and was unable to perform his duties. Audit adjustments were detected due to the lack of review by a sufficiently knowledgeable person in a financial reporting role which produced the potential for misstatement in the financial statements to occur and not be detected in a timely manner. This deficiency could cause the financial statements and the underlying financial records to be misstated. In addition, it creates, the opportunity for possible irregularities to exist and continue without detection on a timely basis.

Even though management is not aware of any instance in which the Company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, the control deficiencies described above could result in a misstatement of balance sheet and income statement accounts and statements of cash flow in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.  The material weakness is anticipated to be remediated in the first quarter of 2010.

The Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.
Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

On March 13, 2010, Mr. Bruce M. Robinson, a Class II director and the secretary of the Company provided written notice to the board of directors of his resignation from the board effective on that date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to certain information from the Proxy Statement of the Company to be filed with the Securities and Exchange Commission in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to certain information from the Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 5 of Part II of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference.  All other information required by this item is incorporated by reference to certain information from the Proxy Statement of the Company to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report.
	(1)	Financial Statements Incorporated by reference from the financial statements and accompanying notes to financial statements set forth in Item 8 of this Annual Report.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)       Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Share Exchange by and between Pelican Mobile Computers, Inc. and American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) **
2.2	Bill of Sale by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008. +++
2.3	Contract and Agreement for Sale of Assets by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008. +++
3.1.1	Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on May 27, 1998 **
3.1.2	Certificate of Correction of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on July 17, 1998 **
3.1.3	Certificate of Amendment of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on August 11, 2004 **
3.1.4	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) as filed with the State of Delaware on January 6, 2006 **
3.1.5	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. as filed with the State of Delaware on January 6, 2006 **
3.1.6	First Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on January 4, 2006 **
3.1.7	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with State of Delaware on April 29, 2008. ****
3.1.8	Second Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on February 4, 2010+
3.2	Bylaws of Brekford International Corp. **
4.1	Stock Purchase Agreement by and between Brekford International Corp. and Paul Harary and Paris McKenzie TBE (Subscriber) dated January 31, 2007 ***
4.2	Warrant to Purchase Brekford International Corp. Common Stock in favor of Paul Harary and Paris McKenzie TBE (Warrant Holder) dated January 31, 2007 **
4.3	Form of Subscription Agreement to Purchase Units of Brekford International Corp. **
4.4	Form of Warrant to Purchase Brekford International Corp. Common Stock by and among Brekford International Corp. and the Unit purchasers signatory thereto **
4.5	Form of Registration Rights Agreement, by and among Brekford International Corp. and the Unit purchasers signatory thereto **
4.6	Form of Warrant issued to Sierra Equity Group, Ltd. Inc. with respect to the Company’s March 2007 private offering closed March 30, 2007 and its assigns **
4.7	Form of Warrant issued to Sierra Equity Group, Ltd. Inc. under the Investment Banking Advisory Agreement dated December 18, 2006 and its assigns **
4.8	Form of Non-qualified Option Agreement to Purchase Shares of Common Stock of Brekford International Corp. **
4.9	Warrant issued to Trilogy Capital Partners, Inc., dated May 23, 2007 +++
4.10	Form of Warrant issued to Birch Systems, LLC pursuant to the General Release and Settlement Agreement between the Company and Birch Systems, LLC +++
10.1	Employment Agreement, dated March 1, 2006, between Brekford International Corp. and Richard A. Sajac **
10.2	Lease Agreement by and between Pelican Mobile Computers, Inc. and Peppermill Properties, LLC dated January 1, 2004 **
10.3	Lease Agreement by and between Brekford International Corp. and Greenbrier Point Partners, L.P. dated February 13, 2006 **
10.4	Contract by and between Pelican Mobile Computers, Inc. and the State of Maryland dated July 15, 2001 **
10.5	Lease Agreement by and between Brekford International Corp. and FRP Hillside LLC #3 dated May 16, 2007 **
10.6
Letter from Panasonic Personal Computer Company confirming Pelican Mobile Computers, Inc. as the only Maryland based Company authorized to sell the fully ruggedized line of Panasonic Notebooks to Maryland State and Local government agencies dated February 8, 2006 ***

Exhibit Number	Description

10.7	Sublease Agreement by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008. +++
10.8	Standby Letter of Credit Agreement, dated July 27, 2009, by and between Brekford International Corp. and American Bank(1)
10.9	Loan and Security Agreement, dated July 27, 2009, by and between Brekford International Corp. and American Bank(1)
10.10	Pledge and Security Agreement, dated July 27, 2009, by Brekford International Corp., in favor of American Bank(1)
10.11	Promissory Note, dated July 27, 2009, in the principal amount of $250,000 in favor of American Bank(1)
10.12
Stock Purchase Agreement, effective November 4, 2009, by and between the receiver of stockholder Legisi Marketing, Inc. and certain directors of Brekford International Corp., on behalf of the Company(2)

10.13	Form of Promissory Note, dated November 9, 2009, in favor of certain directors of Brekford International Corp.(2)
10.14	Teaming Agreement by and between Brekford International Corp. and LINXX Security, Inc. dated January 18, 2007 ++
10.15	Teaming Agreement by and between Brekford International Corp. and Protective Enterprises, LLC dated August 3, 2006 ++
10.16	Teaming Agreement by and between Brekford International Corp. and Science Applications International Corporation dated December 29, 2006 ++
10.17	Teaming Agreement by and between Brekford International Corp. and Science Applications International Corporation dated February 5, 2007 ++
10.18	Teaming Agreement by and between Brekford International Corp. and Marine Solutions, Inc. dated January 17, 2007 ++
10.19	Standard Government Teaming Agreement by and between Brekford International Corp. and Science Applications International Corporation dated August 28, 2007 ++
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
———————
**	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008 and incorporated herein by reference.
++
Previously filed as an exhibit to the Company’s Amendment No. 2 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on October 18, 2007 and incorporated herein by reference. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

+++         Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
(1)           Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2009 and incorporated herein by reference.
(2)           Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference.
+             Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brekford International Corp.

Date: March 15, 2010	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Treasurer and Director

Date: March 15, 2010	By:	/s/ Tin Khin
Tin Khin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.B. Brechin	Chief Executive Officer, Treasurer and Director	March 15, 2010
Chandra (C.B.) Brechin

/s/ Scott Rutherford	President and Director	March 15, 2010
Scott Rutherford

/s/ Douglas DeLeaver	Director	March 15, 2010
Douglas DeLeaver

/s/ Jessie Lee, Jr.	Director	March 15, 2010
Jessie Lee, Jr.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Share Exchange by and between Pelican Mobile Computers, Inc. and American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) **
2.2	Bill of Sale by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008. +++
2.3	Contract and Agreement for Sale of Assets by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008. +++
3.1.1	Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on May 27, 1998 **
3.1.2	Certificate of Correction of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on July 17, 1998 **
3.1.3	Certificate of Amendment of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on August 11, 2004 **
3.1.4	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) as filed with the State of Delaware on January 6, 2006 **
3.1.5	Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. as filed with the State of Delaware on January 6, 2006 **
3.1.6	First Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on January 4, 2006 **
3.1.7	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with State of Delaware on April 29, 2008. ****
3.1.8	Second Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on February 4, 2010+
3.2	Bylaws of Brekford International Corp. **
4.1	Stock Purchase Agreement by and between Brekford International Corp. and Paul Harary and Paris McKenzie TBE (Subscriber) dated January 31, 2007 ***
4.2	Warrant to Purchase Brekford International Corp. Common Stock in favor of Paul Harary and Paris McKenzie TBE (Warrant Holder) dated January 31, 2007 **
4.3	Form of Subscription Agreement to Purchase Units of Brekford International Corp. **
4.4	Form of Warrant to Purchase Brekford International Corp. Common Stock by and among Brekford International Corp. and the Unit purchasers signatory thereto **
4.5	Form of Registration Rights Agreement, by and among Brekford International Corp. and the Unit purchasers signatory thereto **
4.6	Form of Warrant issued to Sierra Equity Group, Ltd. Inc. with respect to the Company’s March 2007 private offering closed March 30, 2007 and its assigns **
4.7	Form of Warrant issued to Sierra Equity Group, Ltd. Inc. under the Investment Banking Advisory Agreement dated December 18, 2006 and its assigns **
4.8	Form of Non-qualified Option Agreement to Purchase Shares of Common Stock of Brekford International Corp. **
4.9	Warrant issued to Trilogy Capital Partners, Inc., dated May 23, 2007 +++
4.10	Form of Warrant issued to Birch Systems, LLC pursuant to the General Release and Settlement Agreement between the Company and Birch Systems, LLC +++
10.1	Employment Agreement, dated March 1, 2006, between Brekford International Corp. and Richard A. Sajac **
10.2	Lease Agreement by and between Pelican Mobile Computers, Inc. and Peppermill Properties, LLC dated January 1, 2004 **
10.3	Lease Agreement by and between Brekford International Corp. and Greenbrier Point Partners, L.P. dated February 13, 2006 **
10.4	Contract by and between Pelican Mobile Computers, Inc. and the State of Maryland dated July 15, 2001 **
10.5	Lease Agreement by and between Brekford International Corp. and FRP Hillside LLC #3 dated May 16, 2007 **
10.6
Letter from Panasonic Personal Computer Company confirming Pelican Mobile Computers, Inc. as the only Maryland based Company authorized to sell the fully ruggedized line of Panasonic Notebooks to Maryland State and Local government agencies dated February 8, 2006 ***

10.7	Sublease Agreement by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008. +++
10.8	Standby Letter of Credit Agreement, dated July 27, 2009, by and between Brekford International Corp. and American Bank(1)
10.9	Loan and Security Agreement, dated July 27, 2009, by and between Brekford International Corp. and American Bank(1)
10.10	Pledge and Security Agreement, dated July 27, 2009, by Brekford International Corp., in favor of American Bank(1)
10.11	Promissory Note, dated July 27, 2009, in the principal amount of $250,000 in favor of American Bank(1)
10.12
Stock Purchase Agreement, effective November 4, 2009, by and between the receiver of stockholder Legisi Marketing, Inc. and certain directors of Brekford International Corp., on behalf of the Company(2)

10.13	Form of Promissory Note, dated November 9, 2009, in favor of certain directors of Brekford International Corp.(2)
10.14	Teaming Agreement by and between Brekford International Corp. and LINXX Security, Inc. dated January 18, 2007 ++
10.15	Teaming Agreement by and between Brekford International Corp. and Protective Enterprises, LLC dated August 3, 2006 ++
10.16	Teaming Agreement by and between Brekford International Corp. and Science Applications International Corporation dated December 29, 2006 ++
10.17	Teaming Agreement by and between Brekford International Corp. and Science Applications International Corporation dated February 5, 2007 ++
10.18	Teaming Agreement by and between Brekford International Corp. and Marine Solutions, Inc. dated January 17, 2007 ++
10.19	Standard Government Teaming Agreement by and between Brekford International Corp. and Science Applications International Corporation dated August 28, 2007 ++
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

———————
**	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008 and incorporated herein by reference.
++
Previously filed as an exhibit to the Company’s Amendment No. 2 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on October 18, 2007 and incorporated herein by reference. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

+++         Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference.
(1)           Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2009 and incorporated herein by reference.
(2)           Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference.
+             Filed herewith.