Form 10-Q
period 2010-03-31
Brekford International Corp.
filed 2010-05-06
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 40,080,513 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of April 20, 2010.

Brekford International Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brekford International Corp. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,242,387	$1,750,362
Accounts receivable, net of allowance of $0	2,517,222	1,236,127
Prepaid expenses as of March 31, 2010 and December 31, 2009	124,573	259,762
Inventory	641,503	418,833
Total current assets	4,525,685	3,665,084
Property and equipment, net	414,296	432,832
Other non-current assets	20,651	24,872
TOTAL ASSETS	$4,960,632	$4,122,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,658,445	$836,063
Accrued payroll and related expenses	20,648	17,157
Income taxes payable	69,480	80,000
Deferred revenue	—	25,000
Customer deposits	36,167	27,060
Obligations under capital leases – current portion	17,445	24,799
Deferred rent – current portion	43,479	42,063
Total current liabilities	1,845,664	1,052,142

LONG - TERM LIABILITIES
Notes payable – stockholders, net of discount	457,945	421,370
Obligations under capital lease, net of current portion	10,606	17,628
Deferred rent, net of current portion	212,230	223,926
Total long-term liabilities	680,781	662,924
TOTAL LIABILITIES	2,526,445	1,715,066

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 39,705,513 shares issued and outstanding at March 31, 2010 and December 31, 2009	3,971	3,971
Additional paid-in capital	10,005,201	10,005,201
Accumulated deficit	(7,574,985)	(7,601,450)
TOTAL STOCKHOLDERS’ EQUITY	2,434,187	2,407,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,960,632	$4,122,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009
NET SALES	$3,360,951	$3,378,733
COST OF SALES	2,929,999	2,833,320
GROSS PROFIT	430,952	545,413
OPERATING EXPENSES
Salaries and related expenses	168,261	207,694
Selling, general and administrative expenses	184,341	184,606
TOTAL OPERATING EXPENSES	352,602	392,300
INCOME FROM OPERATIONS	78,350	153,113
OTHER (EXPENSE) INCOME
Interest expense	(58,142)	(2,323)
Interest income	6,257	2,679
TOTAL OTHER (EXPENSE) INCOME	(51,885)	356
NET INCOME	$26,465	$153,469
NET INCOME PER SHARE – BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	39,705,513	57,815,513
Diluted	49,705,513	60,189,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity for the
 Three  Months Ended March 31, 2010 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	Total

BALANCE – January 1, 2010	—	—	39,705,513	$3,971	$10,005,201	—	$—	$(7,601,450)	$2,407,722
Net Income for the period	—	—	—	—	—	—	—	26,465	26,465
BALANCE – March 31, 2010 (Unaudited)	—	$—	39,705,513	$3,971	$10,005,201	—	$—	$(7,574,985)	$2,434,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,465	$153,469
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,180	30,452
Deferred rent	(10,280)	(8,903)
Amortization of debt discount	36,575	—
Changes in operating assets and liabilities:
Accounts receivable	(1,281,095)	(37,800)
Prepaid expenses and other non-current assets	139,411	(481,595)
Inventory	(222,670)	84,323
Customer deposits	9,107	49,208
Accounts payable and accrued expenses	811,861	(182,425)
Accrued payroll and related expenses	3,491	17,035
Deferred revenue	(25,000)	—
NET CASH USED IN OPERATING ACTIVITIES	(488,955)	(376,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,644)	—
NET CASH USED IN INVESTING ACTIVITIES	(4,644)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on lease obligations	(14,376)	(7,770)
NET CASH USED IN FINANCING ACTIVITIES	(14,376)	(7,770)

NET DECREASE IN CASH	(507,975)	(384,006)

CASH – Beginning of period	1,750,362	436,451

CASH – End of period	$1,242,387	$52,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$20,712	$2,398
Cash paid for incomes taxes	$10,520	$2,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford International Corp. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

Brekford provides end-to-end mobile communications, information technology and vehicle upfitting solutions including:

▪	Ruggedized mobile computing, video and communications products and services for homeland security and public safety environments; and,

▪
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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010.

Use of Estimates

Preparation of financial statements that follow accounting principles generally accepted in the United States required management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. Cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution as of  March 31, 2009.  From time to time, amounts deposited may exceed the FDIC limits.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the three months ended March 31, 2010 and 2009.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the Company reduce its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the three months ended March 31, 2010 and 2009.

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

Net Income  Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed by adjusting the denominator of the basic income per share computation for the effect of potential dilutive common shares outstanding during the period.

Brekford International Corp. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Recent Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) Subtopic 105, “Generally Accepted Accounting Principles,” which establishes the ASC as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the codification. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company updated its historical GAAP references to comply with the codification effective at the beginning of its fiscal quarter ending September 30, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, since the codification is not intended to change GAAP.

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

NOTE 3 – LINE OF CREDIT AND LETTER OF CREDIT

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

NOTE 4 – NOTES PAYABLE – STOCKHOLDERS

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

The occurrence of any of the following events of default (“Event of Default”) will, at the option of the holder of a Promissory Note, make all sums of principal and interest then remaining unpaid and all other amounts payable immediately due and payable, upon written demand from the holder, which Event of Default has not been cured within sixty (60) calendar days of receipt by the Company of written demand: (i) the Company fails to pay the entire principal and any accrued and unpaid interest due on the Maturity Date; (ii) filing by the Company of a voluntary petition under the United States Bankruptcy Code, or under any other insolvency act or law, state or federal, now or hereafter existing; or any action indicating the Company’s consent to, approval of, or acquiescence in, any such petition or proceeding; or the Company’s consent to the appointment of a receiver or trustee for all or a substantial part of its respective properties; or the making of an assignment to the benefit of the creditors on behalf of the Company; and (iii) filing of an involuntary petition against the Company under the United States Bankruptcy Code, or under any other insolvency act or law, state or federal, now or hereafter existing; or the involuntary appointment of a receiver or trustee for all or a substantial part of the Company’s property; or the issuance of a warrant of attachment, execution or similar process against any substantial part of such properties, which remains undismissed, unbonded or undischarged ninety (90) days’ after issuance.  See Note 7.

NOTE 5 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the three months ended March 31, 2010, sales to two customers which are agencies of state or local governments represented 39% and 14% respectively, of net sales. Accounts receivable due from two customers amounted to 53% and 10% of total accounts receivable at March 31, 2010.

During the three months ended March 2009, sales to two customers which are agencies of state or local governments represented 33% and 20% respectively, of net sales. Accounts receivable due from these customers amounted to 53% and 12%  of total accounts receivable at March 31, 2009.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, amounted to 60% and 58% of total revenues for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and 2009, accounts payable due to this distributor amounted to 67% and 54% of total accounts payable, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than this vendor that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of this vendor could result in a temporary disruption of the Company’s operations.

NOTE 6 - STOCKHOLDERS’ EQUITY

Securities Purchase Agreement and Warrants

On October 1, 2009, three directors of the Company entered into a stock purchase agreement on behalf of the Company, to repurchase 18,910,000 shares of the Company’s Common Stock, and cancel 10,000,000 common stock purchase warrants exercisable at $.39 per share. The aggregate purchase price for the securities was $700,000. The effectiveness of the stock purchase agreement was required to be approved by the courts.  The court approval was received on November 4, 2009; consequently, the repurchased shares of Common Stock and warrants have been returned to the Company’s treasury and cancelled.  The stock purchase agreement was financed by three notes payable to stockholders.  See Note 7.

Brekford International Corp. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Settlement of Legal Proceedings

On or about June 19, 2009, Richard A. Sajac, a former employee and former officer of the Company, filed suit against the Company in Anne Arundel County Circuit Court of Maryland, Case No. 02-C-09-141795. The complaint alleged that the Company breached its obligations under an employment agreement and stock option agreement. The plaintiff seeks treble damages in the amount of $382,500, plus 1,062,500 stock options and reasonable attorney’s fees, costs and unreimbursed expenses. On July 17, 2009, the Company filed a notice removing the case from state court to federal court in the United States District Court for the District Of Maryland (Northern Division).  On July 24, 2009, the Company filed an answer in federal court denying the allegations contained in the complaint.   On December 29, 2009 the parties agreed in a Settlement Agreement to issue Sajac 800,000 shares of the Company’s Common Stock.  The shares were valued at the closing price on the date of grant, resulting in $136,000 of compensation expense in year ended December 31,2009.

NOTE 7 – SUBSEQUENT EVENTS

Issuance of Shares of Common Stock to Former Employees

On April 6, 2010, the Board authorized issuance of 375,000 shares of  restricted Common Stock to three former employees, Mr. David Tezza, Mr. Michael Wall and Mr. Douglas McQuarrie, or 125,000 shares each, in settlement of their claims for shares forfeited due to termination of employment.

Amendment to Unsecured Promissory Notes

As provided in Notes 4 and 6, the previously Company financed the repurchase of shares of Common Stock and warrants from the proceeds of convertible promissory notes issued on November 9, 2009 by the Company in favor of a lender group including two directors of the Company, Messrs. C.B. Brechin and Scott Rutherford and a former director, Mr. Bruce Robinson, in the respective principal amounts of $250,000, $250,000 and $200,000 (each, a “Promissory Note, and together, the “Promissory Notes”). Each Promissory Note bears 12% interest per annum and at the time of execution was to be convertible into shares of Common Stock, at the option of each holder, at a conversion price of $.07 per share. At the time of the execution of the Promissory Notes, the Company agreed to pay the unpaid principal balance of the Promissory Notes and all accrued and unpaid interest on the date that was the earlier of (i) two (2) years from the issue date of the notes, or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000).

On April 30, 2010, the Company and each member of the lender group executed a respective First Amendment to the Unsecured Promissory Note amending the terms of the Promissory Notes.  Each Promissory Note was amended as described below to:

•           Revise the conversion price to provide the holder of the respective Promissory Note may elect to convert any outstanding and unpaid principal portion of the Promissory Note, and any accrued and unpaid interest into shares of the Common Stock at a price of fourteen cents ($0.14) per share of Common Stock, and

•           Amend the maturity date to provide the Company agrees to pay the unpaid principal balance of the respective Promissory Note and all accrued and unpaid interest on the date that is the earlier of (i) four (4) years from the issue date of the note or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000).

Brekford International Corp. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, the Company filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The complaint alleged that on or about July 29, 2008, the Company agreed to purchase from Woot, and Woot agreed to sell to the Company, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). The Company paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. The complaint further alleges Woot breached the contract by failing to deliver the Goods to the third party as directed. The Company demanded Woot return the full Contract Price to the Company, but Woot has failed and refused to do so. As a result of Woot’s alleged breaches, the Company sought damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.  On January 21, 2010, the Company entered into a compromise settlement agreement and mutual release whereby the Company agreed to accept $245,000 in full settlement of its claims.  The settlement consideration is payable to the Company pursuant to the terms of the settlement agreement on or about the following dates: $45,000 on or about January 30, 2010 by the defendant Woot; $50,000 on or about January 30, 2010 and an additional $50,000 on February 15, 2010 by the defendants Zenith and Chiragnee; an additional $50,000 on May 15, 2010 and a final payment of $50,000 on August 15, 2010 by defendant Zenith.  As of December 31, 2008 the amount was previously classified as a long-term asset.  As of December 21, 2009, as a result of the settlement, the value of the long-term asset was written down to $245,000 and reclassed to prepaid current assets on the accompanying consolidated balance sheet. The outstanding balance as of March 31, 2010 was $100,000.

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

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford International Corp. and its wholly-owned subsidiary (Brekford and its subsidiary are referred to together as the “Company”) for the three months ended March 31, 2010 and 2009, respectively, and the financial condition of the Company at March 31, 2010. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2009 filed with its Annual Report on Form 10-K on March 15, 2010.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2010 and 2009 Compared

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,		(Decrease) / Increase
	2010	2009	$	%
Revenues	$3,360,951	$3,378,733	$(17,782)	(0.53)%

Cost of Sales	2,929,999	2,833,320	96,679	3.41%

Gross Profit	$430,952	$545,413	$(114,461)	(20.99)%

Gross Profit Percentage of Revenue	13%	16%

Revenues

Consolidated revenues for the three months ended March 31, 2010 amounted to $3,360,951 as compared to revenues of  $3,378,733 for the three months ended March 31, 2009, representing a decrease of $17,782 or 0.53%.  Although the change in the revenues is quantitatively immaterial, management attributes this slight decrease to a decrease in vehicle upfitting revenues.

Cost of Sales

Cost of sales for the three months ended March 31, 2010 amounted to $2,929,999 as compared to $2,833,320 for the three months ended March 31, 2009, an increase of $ 96,679 or 3.41%, primarily due to the increase in sales of laptops and installations with lower gross profit margins during the three months ended  March 31, 2009.

Gross profit for the three months ended March 31, 2010 amounted to $430,952 as compared to $545,413 for the three months ended March 31, 2009, a decrease of $114,461 or 20.99% primarily due to a decrease in the profit margins for laptops sold and a decrease in vehicle upfitting revenue which normally accounts for higher margins.

Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2010	2009	$	%
OPERATING EXPENSES
Salaries and related expenses	$168,261	$207,694	$(39,433)	(18.99	) %
Selling, general and administrative expenses	184,341	184,606	(265)	—%
Total operating expenses	352,602	392,300	(39,698)	(10.12	) %

INCOME FROM OPERATIONS	78,350	153,113	(74,763)	(48.83	) %

TOTAL OTHER (EXPENSE) INCOME
Interest expense	(58,142)	(2,323)	(55,819)	2402.89%
Interest income	6,257	2,679	3,578	133.56%

NET INCOME	$26,465	$153,469	$(127,004)	(82.76	) %

Salaries and Related Expenses

Salaries and wages paid in cash for the three months ended March 31, 2010 amounted to $168,261 as compared to $207,694 for the three months ended March 31, 2009, a decrease of  $(39,433) or (18.99)% due to an employee being on unpaid extended medical leave and elimination of service charges for the Professional Employer Organization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2010 amounted to $184,341 as compared to $184,606 for the three months ended March 31, 2009, which remained about the same.

Net Income

Net income for the three months ended March 31, 2010 amounted to $26,465 compared to $153,469 for the three months ended March 31, 2009, a decrease of $127,004 or 82.76% primarily due to a decrease in gross profit margins and an increase in interest expenses.  Interest expense for the three months ended March 31, 2010 includes payment of interest for the notes payable and the amortization of the discount on the notes payable.

Liquidity and Capital Resources

The Company had working capital of $2,680,021 at March 31, 2010. The Company’s primary sources of liquidity through March 31, 2010 have been the cash flows it has generated from its operations and funds received in a private placement transaction completed during the year ended December 31, 2007.

The Company reported net income of $26,465 for the three months ended March 31, 2010 and its accumulated deficit reduced to $(7,574,985) at  March 31, 2010. Cash flows used by operations for the three months ended March 31, 2010 were $507,975.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least April 1, 2011.  While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The current economic crisis could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Management expects to incur a substantial increase in initial working capital requirement for the Company’s expansion into the automated traffic enforcement business but expects to cover the requirements of this expansion with funds it anticipates to generate in its operations and is also negotiating for extended payment terms from suppliers of the equipment.

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

Accounts Receivable Allowance

We currently record an allowance against our gross accounts receivable based upon our best estimate of the amount of probable credit losses. Historically, our customers have primarily consisted of agencies of federal, state and local law enforcement agencies, and we have not experienced any material credit losses to date. We continually review credit rating reports of customers as well as length of time receivables are past due and collection experience with the customer to determine or modify credit limits. For the three months ended March 31, 2010, we reviewed specific historical collection experience with several accounts to determine no allowance was necessary. We will continue to evaluate the financial conditions and payment history of our customers to determine if we need to record an allowance in the future.

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

Warrants and Other Derivative Financial Instruments

We apply the provisions of EITF 00-19 to all issuances of common stock purchase warrants and other free standing derivative financial instruments. Under the provisions of EITF 00-19, we classify any contracts that require physical settlement or net-share settlement, or provide us the option net-cash settlement or net-share settlement as equity. We classify as equity or liabilities any contracts that require net-cash settlement, including a requirement to net-cash settle the contract if an event occurs that is outside our control, or gives the counterparty to the contract a choice of net-cash settlement or net-share settlement. We evaluate the classification of free standing derivative instruments at each reporting date to determine if a change in classification between equity and liabilities is necessary. All of our free standing derivatives, which principally consist of warrants to purchase common stock, at March 31, 2010 satisfy the criteria for classification as equity instruments.

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

On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48), which provides additional clarification related to accounting for uncertainty in tax positions, requiring companies to recognize in financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. FIN 48 inherently requires judgment and estimates by management. For the three months ended March 31, 2010 and 2009, we do not believe we have any material uncertain tax positions that would require us to measure and reflect the potential lack of sustainability of a position on audit in our financial statements. We will continue to evaluate our tax positions in future periods to determine if measurement and recognition in our financial statements is required.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of March 31, 2010. Based on the evaluation as of March 31, 2010, the Principal Executive Officer and Financial Officer of the Company has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Principal Executive Officer and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES

In December 2009, the Company entered into an agreement in principle to issue 800,000 shares of its Common Stock in the settlement of a litigation proceeding with our former executive officer. These shares were valued at $136,000 at the time of the agreement in principle. A formal settlement agreement was executed by the Company and the former executive officer on January 26, 2010.

The Company believes that the offer and sale indicated above was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, for, among other things, the following reasons:

•	the subject securities were sold to one individual;

•	the individual was reasonably believed to possess one or more of the following characteristics:

•	the investor was a sophisticated investor at the time of the sale; and

•	the investor had a pre-existing business relationship with the Company and the Company’s management.

ITEM 5.    OTHER INFORMATION

As previously reported in a Current Report on Form 8-K filed with the SEC, during October 2009 three directors of the Company, Messrs. C.B. Brechin, Scott Rutherford, and Bruce Robinson, entered into a stock purchase agreement on behalf of the Company (the “Stock Purchase Agreement”), with the court-appointed receiver, Robert D. Gordon (the “Receiver”), for its stockholder Legisi Marketing, Inc, to repurchase 18,910,000 shares of the Common Stock and cancel 10,000,000 common stock purchase warrants exercisable at $.39 per share (the “Warrants”), which shares of Common Stock and Warrants had been in the custody of the Receiver. The aggregate purchase price for the securities under the Stock Purchase Agreement was $700,000. The effectiveness of the Stock Purchase Agreement was subject to court approval which was received on November 4, 2009. The repurchased shares of Common Stock and Warrants have been returned to the Company’s treasury and cancelled.

The Company financed the transaction from the proceeds of convertible promissory notes issued on November 9, 2009 by the Company in favor of a lender group including two directors of the Company, Messrs. C.B. Brechin and Scott Rutherford and a former director, Mr. Bruce Robinson, in the respective principal amounts of $250,000, $250,000 and $200,000 (each, a “Promissory Note, and together, the “Promissory Notes”). Each Promissory Note bears 12% interest per annum and at the time of execution was to be convertible into shares of Common Stock, at the option of each holder, at a conversion price of $.07 per share. At the time of the execution of the Promissory Notes, the Company agreed to pay the unpaid principal balance of the Promissory Notes and all accrued and unpaid interest on the date that was the earlier of (i) two (2) years from the issue date of the notes, or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000).

On April 30, 2010, the Company and each respective member of the lender group executed a First Amendment to the Unsecured Promissory Note (each an “Amendment” and, collectively, the “Amendments”) amending the terms of the Promissory Notes.  Each Promissory Note was amended as described below to:

•
revise the conversion price to provide the holder of the respective Promissory Note may elect to convert any outstanding and unpaid principal portion of the Promissory Note, and any accrued and unpaid interest into shares of the Common Stock at a price of fourteen cents ($0.14) per share, and

•
amend the maturity date to provide the Company agrees to pay the unpaid principal balance of the respective Promissory Note and all accrued and unpaid interest on the date that is the earlier of (i) four (4) years from the issue date of the note or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000).

The preceding description of the terms of the Amendments is qualified in its entirety by each respective Amendment, a form of which is attached to this Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Form of First Amendment to Unsecured Promissory Note, dated April 30, 2010, between Brekford International Corp. and each member of the Company’s lender group
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brekford International Corp.

Date: May 5, 2010	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer,Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of First Amendment to Unsecured Promissory Note, dated April 30, 2010, between Brekford International Corp. and each member of the Company’s lender group
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.