Form 10-Q
period 2010-06-30
Brekford Corp.
filed 2010-08-04
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-52719
———————
Brekford Corp.
(Exact name of registrant as specified in its charter)
———————

Delaware	20-4086662
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

7020 Dorsey Road, Suite C, Hanover, Maryland 21076
(Address of Principal Executive Office) (Zip Code)

(443) 557-0200
(Registrant’s telephone number, including area code)

Brekford International Corp.
(Former name, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 40,080,513 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of August 4, 2010.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Brekford Corp. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,543,989	$1,750,362
Accounts receivable	2,336,112	1,236,127
Prepaid expenses	119,310	259,762
Inventory	116,778	418,833
Total current assets	4,116,189	3,665,084
Property and equipment, net	463,852	432,832
Other non-current assets	86,660	24,872
TOTAL ASSETS	$4,666,701	$4,122,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,324,317	$836,063
Accrued payroll and related expenses	20,882	17,157
Income tax payable	69,480	80,000
Deferred revenue	—	25,000
Customer deposits	10,505	27,060
Obligations under capital leases – current portion	14,712	24,799
Deferred rent – current portion	44,895	42,063
Total current liabilities	1,484,791	1,052,142

LONG - TERM LIABILITIES
Notes payable – stockholders	700,000	421,370
Obligations under capital lease, net of current portion	11,515	17,628
Notes payable - auto	23,956	—
Deferred rent, net of current portion	200,534	223,926
Total long-term liabilities	936,005	662,924
TOTAL LIABILITIES	2,420,796	1,715,066

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 40,080,513 shares and 39,705,513 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	4,009	3,971
Additional paid-in capital	9,808,108	10,005,201
Accumulated deficit	(7,566,212)	(7,601,450)
TOTAL STOCKHOLDERS’ EQUITY	2,245,905	2,407,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,666,701	$4,122,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp. and Subsidiary
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

NET SALES	$3,519,072	$3,638,456	$6,880,023	$7,017,189

COST OF SALES	3,038,088	3,030,394	5,968,087	5,863,714

GROSS PROFIT	480,984	608,062	911,936	1,153,475

OPERATING EXPENSES
Salaries and related expenses	264,951	213,106	433,212	420,800
Selling, general and administrative expenses	189,686	207,748	374,027	392,354

TOTAL OPERATING EXPENSES	454,637	420,854	807,239	813,154

INCOME FROM OPERATIONS	26,347	187,208	104,697	340,321

OTHER INCOME (EXPENSE)
Interest expense	(21,718)	(1,073)	(79,859)	(3,396)
Interest income	4,143	3,681	10,400	6,360

TOTAL OTHER INCOME	(17,575)	2,608	(69,459)	2,964

NET INCOME	$8,772	$189,816	$35,238	$343,285

NET INCOME PER SHARE – BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	40,063,846	57,815,513	39,884,680	58,811,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity for the
 Six Months Ended June 30, 2010 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Deficit	Total

BALANCE – January 1, 2010	—	—	39,705,513	$3,971	$10,005,201	—	$—	$(7,601,450)	$2,407,722
Shared issued (Common stock issued in connection with legal settlement)			375,000	38	44,962				45,000
Reversal of unamortized discount on notes payable					(242,055)				(242,055)
Net Income	—	—	—	—	—	—	—	35,238	35,238
BALANCE – June 30, 2010 (Unaudited)	—	$—	40,080,513	$4,009	$9,808,108	—	$—	$(7,566,212)	$2,245,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp. and Subsidiary
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$35,238	$343,285
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	46,467	59,883
Deferred rent	(20,560)	(17,806)
Share-based legal settlement	45,000	—
Amortization of note payable discount	36,575	—
Changes in operating assets and liabilities:
Accounts receivable	(1,099,985)	212,555
Prepaid expenses	140,452	(266,089)
Inventory	302,055	(166,911)
Customer deposits	(16,555)	42,705
Other assets	(61,788)	67,912
Accounts payable and accrued expenses	488,254	101,901
Accrued payroll and related expenses	3,725	(5,913)
Deferred revenue	(25,000)	—
Income Tax payable	(10,520)	—
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(136,642)	371,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(53,531)	(1,424)
Restricted Cash	—	331,823
NET CASH (USED IN)PROVIDED BY INVESTING ACTIVITIES	(53,531)	330,399

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease obligations	(16,200)	(10,692)
NET CASH (USED IN) FINANCING ACTIVITIES	(16,200)	(10,692)

NET (DECREASE) INCREASE IN CASH	(206,373)	691,683

CASH – Beginning of period	1,750,362	436,451

CASH – End of period	$1,543,989	$1,128,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$21,914	$4,535
Cash paid for incomes taxes	$10,520	$—
Receivable from sale of property	$—	$20,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES
Reversal of Unamortized Discount on Notes Payable	$242,055	$—
Notes Payable-Auto	$23,956	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford Corp.  (“Brekford” or the “Company”) (OTCBB; OTCQB:BFDI) is a homeland security technology service provider of fully integrated vehicle installation and rugged technology and video solutions geared towards mission critical operations. For more than a decade we have provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. We provide these agencies with an end-to-end suite of mobile communications, information technology, vehicle upfitting services, and automated traffic photo enforcement solutions that are designed to streamline procurement processes and offer maximum functionality to their day to day operations.

Brekford is a one-stop shop for vehicle upfitting, cutting edge technology, video and installation.  We provide ruggedized mobile computers, video and communications products, bumper-to-bumper vehicle modification products and services for homeland security, law enforcement, fire and emergency vehicles.  The Brekford 360 Degree approach provides our customers with a one-stop upfitting, cutting edge technology and installation service.  The 360 Degree approach is the only stop our customers need to make to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology and then have them "ready to roll".  Our 360 Degree engineered bumper-to-bumper vehicle solution, our commitment to top quality fast reliable service, along with our streamlined purchasing process is why we believe Brekford is the best all-around vehicle and automated traffic enforcement solutions provider.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Brekford Corp. include accounts of the Company and its wholly-owned subsidiary, Pelican Mobile Computers, Inc. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America have been condensed  or omitted pursuant to such rules and regulations.

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring ) that are necessary for a fair statement of the results for the interim periods.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010.

The results disclosed in the Statement of Operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company calculates the allowance based on a specific analysis of past due balances.  Past due status is based on how recently payments have been received by customers.  Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers. No reserve was necessary at June 30, 2010 or December 31, 2009.

Brekford Corp. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Inventory

Inventory principally consists of hardware and third-party packaged software that is modified to conform to customer specifications and held temporarily until the completion of a contract. These amounts are stated at lower of first-in, first-out (“FIFO”) cost or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation of furniture, vehicles, computer equipment and software and phone equipment is calculated using the straight-line method over the estimated useful lives (two to ten years), and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term (which is three to five years).

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the six months ended June 30, 2010 and 2009.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the Company reduce its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the six months ended June 30, 2010 and 2009.

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

Net Income  Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed by adjusting the denominator of the basic income per share computation for the effect of potential dilutive common shares outstanding during the period. Shares related to the Company’s outstanding common stock options, unvested restricted stock and warrants, have not been included in the calculation of diluted net income per share for the three and six months ended June 30, 2010 and 2009 as the result would be anti dilutive.

Brekford Corp. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 3 – LINE OF CREDIT AND LETTER OF CREDIT

On July 27, 2009, the Company entered into a $500,000 Standby Letter of Credit and a $250,000 Line of Credit with a bank. Borrowings under the Standby Letter of Credit are repayable plus accrued interest at a rate equal to the greater of (i) the fluctuating annual rate of interest equal to the prime rate plus 1.00 percentage point, adjusted daily, or (ii) 6.00 per annum. Borrowings under the Line of Credit are repayable over one year plus accrued interest calculated at prime plus 5% per annum and cannot exceed the lesser of $250,000 or 75% of eligible receivables, as defined in the agreement.  The Standby Letter of Credit and Line of Credit are collateralized by all assets of the Company and are personally guaranteed by officers of the Company.  The Standby Letter of Credit expired in July 2010 and the Line of Credit matures in August 2010.

NOTE 4 – NOTES PAYABLE – STOCKHOLDERS

The  Company financed the repurchase of shares of Common Stock and warrants from the proceeds of convertible promissory notes issued on November 9, 2009 by the Company in favor of a lender group including two directors of the Company, Messrs. C.B. Brechin and Scott Rutherford and a former director, Mr. Bruce Robinson, in the respective principal amounts of $250,000, $250,000 and $200,000 (each, a “Promissory Note, and together, the “Promissory Notes”). Each Promissory Note bears 12% interest per annum and at the time of execution was to be convertible into shares of Common Stock, at the option of each holder, at an original conversion price of $.07 per share. At the time of the execution of the Promissory Notes, the Company agreed to pay the unpaid principal balance of the Promissory Notes and all accrued and unpaid interest on the date that was the earlier of (i) two (2) years from the issue date of the notes, or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000).

On April 1, 2010, the Company and each member of the lender group executed a respective First Amendment to the Unsecured Promissory Note amending the terms of the Promissory Notes.  Each Promissory Note was amended as described below to:

●           Revise the conversion price to provide the holder of the respective Promissory Note may elect to convert any outstanding and unpaid principal portion of the Promissory Note, and any accrued and unpaid interest into shares of the Common Stock at a price of fourteen cents ($0.14) per share of Common Stock, and

●           Amend the maturity date to provide the Company agrees to pay the unpaid principal balance of the respective Promissory Note and all accrued and unpaid interest on the date that is the earlier of (i) four (4) years from the issue date of the note or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000)

NOTE 5 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the six months ended June 30, 2010, sales to two customers which are agencies of state or local governments represented 29.8% and 10.7% respectively, of net sales. Accounts receivable due from two customers amounted to 30.2% and 17.1% of total accounts receivable at June 30, 2010.

During the six months ended June 30, 2009, sales to two customers which are agencies of state or local governments represented 16% and 13% respectively, of net sales. Accounts receivable due from these customers amounted to 41% and 28%  of total accounts receivable at June 30, 2009.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, amounted to 69% and 63% of total revenues for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, accounts payable due to this distributor amounted to 59.3% and 17.1% of total accounts payable, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than this vendor that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of this vendor could result in a temporary disruption of the Company’s operations.

NOTE 6 – SHARE-BASED COMPENSATION

The Company has issued restricted stock, warrants and granted non-qualified stock options to certain employees and non-

Brekford Corp. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

employees at the discretion of the board of directors. On April 25, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “Plan”). All stock options granted to the employees prior to the approval of the Plan have exercise prices that are less or equal to the fair value of the underlying stock at the date of grant and have terms of ten  years. To date, there have been no stock option grants under the Plan. The Company reserves common stock for future issuance for restricted stock awards, stock options, and warrants.

Restricted Stock Grants

As of June 30, 2010 and December 31, 2009, 4,520,096 shares of restricted stock grants were outstanding.

Common Stock Purchase Warrants

For the three and six months ended June 30, 2010 and 2009, there was no share-based compensation  expense for common stock purchase warrants . As of June 30, 2010, there are no unvested common stock purchase warrants.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining

Outstanding at January 1, 2010	4,595,000	$0.31	2.17
Granted	-	-	-
Forfeited or expired	-	-	-
Exercised	-	-	-
Outstanding & exercisable at June 30, 2010	4,595,000	$0.31	1.67

NOTE  7 – COMMITMENTS AND CONTINGENCIES

Issuance of Shares of Common Stock to Former Employees

On April 6, 2010, the Board authorized issuance of 375,000 shares of  restricted Common Stock to three former employees, Mr. David Tezza, Mr. Michael Wall and Mr. Douglas McQuarrie, or 125,000 shares each, in settlement of their claims for shares forfeited due to termination of employment.

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, the Company filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The complaint alleged that on or about July 29, 2008, the Company agreed to purchase from Woot, and Woot agreed to sell to the Company, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract

Brekford Corp. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Price”). The Company paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. The complaint further alleges Woot breached the contract by failing to deliver the Goods to the third party as directed. The Company demanded Woot return the full Contract Price to the Company, but Woot has failed and refused to do so. As a result of Woot’s alleged breaches, the Company sought damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.  On January 21, 2010, the Company entered into a compromise settlement agreement and mutual release whereby the Company agreed to accept $245,000 in full settlement of its claims.  The settlement consideration is payable to the Company pursuant to the terms of the settlement agreement on or about the following dates: $45,000 on or about January 30, 2010 by the defendant Woot; $50,000 on or about January 30, 2010 and an additional $50,000 on February 15, 2010 by the defendants Zenith and Chiragnee; an additional $50,000 on May 15, 2010 and a final payment of $50,000 on August 15, 2010 by defendant Zenith.  As of December 21, 2009, as a result of the settlement, the value of the long-term asset was written down to $245,000 and reclassed to prepaid current assets on the accompanying consolidated balance sheet. The outstanding balance as of June 30, 2010 was $100,000. A payment of $50,000 was received on July 7, 2010. A final payment of $50,000 is due on August 15, 2010.

Leases

The Company leased approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a 3-year lease with Peppermill. The total value of the lease is $  112,650. This space will be used for the expansion of business.

NOTE 8 – SUBSEQUENT EVENTS

As of July 31, 2010, the Company entered into commitments and contracts for $ 375,000, the majority of  payments on these commitments will be made during the quarter ending December 31, 2010.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford Corp. and its wholly-owned subsidiary (Brekford and its subsidiary are referred to together as the “Company”) for the six months ended June 30, 2010 and 2009, respectively, and the financial condition of the Company at June 30, 2010. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2009 filed with its Annual Report on Form 10-K on March 15, 2010.

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2010 and 2009 Compared

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	Six Months Ended June 30,		(Decrease) / Increase
	2010	2009	$	%

Revenues	$6,880,023	$7,017,189	$(137,166)	(1.95)%

Cost of Sales	5,968,087	5,863,714	104,373	1.78%

Gross Profit	$911,936	$1,153,475	$(241,539)	(20.94)%
Gross Profit Percentage of Revenue	13.25%	16.44%

Revenues

Consolidated revenues for the six months ended June 30, 2010 amounted to $6,880,023 as compared to revenues of  $7,017,189 for the six months ended June 30, 2009, representing a decrease of $137,166 or 1.95%. The decrease in revenues is due to lower sales in services.

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2010 amounted to $5,968,087 as compared to $5,863,714 for the six months ended June 30, 2009, an increase of $ 104,373 or 1.78%, primarily due to the increase in sales of laptops and installations with lower gross profit margins during the six months ended  June 30, 2009.

Gross profit for the six months ended June 30, 2010 amounted to $911,936 as compared to $1,153,575 for the six months ended June 30, 2010, a decrease of $ 241,539 or 20.94% primarily due to a decrease in the profit margins for laptops sold and also a decrease in vehicle upfitting revenues which earn higher profit margins.

Expenses

	Six Months Ended June 30,		Increase / (Decrease)
	2010	2009	$	%
OPERATING EXPENSES
Salaries and related expenses	$433,212	$420,800	$12,412	2.95%
Selling, general and administrative expenses	374,027	392,354	(18,327)	(4.67)%
Total operating expenses	$807,239	$813,154	$(5,915)	(0.73)%

Salaries and Related Expenses

Salaries and wages for the six months ended June 30, 2010 amounted to $433,212 as compared to $420,800 for the six months ended June 30, 2009, an increase of  $12,412 or 2.95% due to start up staff salaries for the expansion of business..

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2010 amounted to $374,027 as compared to $392,354 for the six months ended June 30, 2009, a decrease of $18,327 or 4.67% due to savings in profession fees and continued control of expenditures.

Results of Operations for the Three Months Ended June 30, 2010 and 2009 Compared

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

	Three Months Ended June 30,		Increase
	2010	2009	$	%
Revenues	$3,519,072	$3,638,456	$(119,384)	(3.28)%

Cost of Sales	3,038,088	3,030,394	7,694	0.25%

Gross Profit	$480,984	$608,062	$(127,078)	(20.90)%

Gross Profit Percentage of Revenue	13.67%	16.71%

Revenues

Consolidated revenues for the three months ended June 30, 2010 amounted to $3,519,072 as compared to revenues of $3,638,456 for the three months ended June 30, 2009, a decrease of $119,384 or 3.28% primarily due to a decrease in service (vehicle upfitting) sales during the three months ended June 30, 2010.

Cost of Sales

Cost of sales for the three months ended June 30, 2010 amounted to $3,038,088 as compared to $ 3,034,394 for the three months ended June 30, 2009, an increase of $7,694 or 0.25%, primarily due to the lower gross margins in laptop sales  and during the three months ended June 30, 2010.

Expenses

	Three Months Ended June 30,		Increase / (Decrease)
	2010	2009	$	%
OPERATING EXPENSES
Salaries paid in cash plus related expenses	$264,951	$213,106	$51,845	24.33%
Selling, general and administrative expenses	189,686	207,748	(18,062)	(8.69	) %
Total operating expenses	$454,637	$420,854	$33,784	8.03%

Salaries and related expenses

Salaries and wages paid in cash for the three months ended June 30, 2010 amounted to $ 264,951 as compared to $213,106 for the three months ended June 30, 2009, an increase of $51,845 or 24.33%. The increase is primarily due to start  salaries and expenses for the employees for the expansion of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2010 amounted to $189,686 as compared to $207,748 for the three months ended June 30, 2009, a decrease of $18,062 or 8.69%. The decrease is primarily due to lower professional fees and the control of  expenditures .

Net Income

Net income for the three months ended June 30, 2010 amounted to $8,772 compared to $189,816 for the three months ended June 30, 2009, a decrease of $181,044 or 95.38% primarily due to a decrease in gross profit margins and an increase start up expenses for the Automated Traffic Expenses Division. The company also charged  a non-recurring payment of $45,000 in the quarter ended June 30, 2010  for  375,000 ordinary shares that it issued  to three previous employees in connection with  a legal settlement.

Liquidity and Capital Resources

The Company had working capital of $2,631,398 at June 30, 2010. The Company’s primary sources of liquidity through June 30, 2010 have been the cash flows it has generated from its operations.

The Company reported net income of $35,238 for the six months ended June 30, 2010 and its accumulated deficit reduced to $7,566,212 at June 30, 2010. Cash flows used in operations for the six months ended June 30, 2010 were $136,642.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least July 1, 2011.  While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The current economic crisis could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Management expects to incur a substantial increase in initial working capital requirement for the Company’s expansion into the automated traffic enforcement business but expects to cover the requirements of this expansion with funds it anticipates to generate in its operations and is also negotiating for extended payment terms from suppliers of the equipment.

The stand by letter of credit facility from American Bank  expired on July 27,2010. The Company has not renewed this facility as it was not needed any  longer to provide to a vendor. The line of credit facility of $ 250,000 from American Bank matures in August, 2010. The Company does not intend to renew this line of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2009 ,our most critical accounting policies and estimates upon which our fiscal status depends were identified as those relating to accounts receivable allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2010.

ITEM 4T.         CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of June 30, 2010. Based on the evaluation as of June 30, 2010, the Principal Executive Officer and Financial Officer of the Company has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, we filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The complaint alleges that on or about July 29, 2008, we agreed to purchase from Woot, and Woot agreed to sell to us, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). We paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. The complaint further alleges Woot breached the contract by failing to deliver the Goods to the third party as directed. We demanded Woot return the full Contract Price to us but Woot has failed and refused to do so. As a result of Woot’s alleged breaches, we are seeking damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.  On January 21, 2010, the Company entered into a compromise settlement agreement and mutual release whereby the Company agreed to accept $245,000 in full settlement of its claims.  The settlement consideration is payable to the Company pursuant to the terms of the settlement agreement on or about the following dates: $45,000 on or about January 30, 2010 by the defendant Woot; $50,000 on or about January 30, 2010 and an additional $50,000 on February 15, 2010 by the defendants Zenith and Chiragnee; an additional $50,000 on May 15, 2010 and a final payment of $50,000 on August 15, 2010 by defendant Zenith.  To date $145,000 has been paid to the Company under the settlement agreement. The  payment for $50,000 which was due on May 15,2010 was subsequently received on July 7, 2010 leaving the final payment of $50,000 which will be due on August 15, 2010.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 6, 2010, the board of directors authorized the issuance of 125,000 shares restricted Common Stock to each three former employees of the Company, Mr. David Tezza, Mr. Michael Wall and Mr. Douglas McQuarrie, for an aggregate of 375,000 shares   in settlement of a dispute with the former employees.

The issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. The former employees had access to information concerning the Company. A legend was placed on the certificate representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 5.    OTHER INFORMATION

On June 1, 2010, the Company entered into a three (3) year real property lease with Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”) for approximately 2,500 square feet of office space.  Peppermill is owned and managed by Messrs. Chandra (C.B.) Brechin and Scott Rutherford, each of whom are officers, directors and principal stockholders of the Company.  The Company agreed to pay an aggregate of $ 112,650 in rental payments under the terms of the lease which includes payments of (i) $2,550 per month for the period from June 1, 2010 to December 31, 2010, (ii) $2,900 per month from January 1, 2011 to December 31, 2011, (iii) $3,200 per month from January 1, 2012 to December 31, 2012, and (iv) $3,600 per month from January 1, 2013 through June 30, 2013.  The Company is responsible for payment of the real estate taxes owed on the property during the term of the lease, as well as assessments, metropolitan charges and other governmental charges due on the property, if any, during the term.  The leased property is used as a customer service and processing center for the automated traffic enforcement division.

ITEM 6.   EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on July 9,2010.
10.1	Landlord-Tenant Lease, by and between Peppermill Properties, LLC and Brekford Corp., dated June 1,2010.
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

Brekford Corp.

Date: August 4 , 2010	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer,Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on July 9,2010.
10.1	Landlord-Tenant Lease, by and between Peppermill Properties, LLC and Brekford Corp., dated June 1,2010.
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