Form 10-Q
period 2010-09-30
Brekford Corp.
filed 2010-11-02
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ______

Commission File Number: 000-52719

Brekford Corp.
(Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 40,080,513 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of November 2, 2010.

Brekford Corp.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Brekford Corp. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,574,671	$1,750,362
Restricted Cash	350,000	—
Accounts receivable	1,808,285	1,236,127
Prepaid expenses	10,614	259,762
Inventory	182,828	418,833
Total current assets	3,926,398	3,665,084
Property and equipment, net	446,063	432,832
Other non-current assets	241,359	24,872
TOTAL ASSETS	$4,613,820	$4,122,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,123,236	$836,063
Accrued payroll and related expenses	43,033	17,157
Income tax payable	68,937	80,000
Deferred revenue	18,993	25,000
Customer deposits	100,141	27,060
Obligations under capital leases – current portion	12,766	24,799
Notes payable Auto – current portion	7,985	—
Deferred rent – current portion	46,311	42,063
Total current liabilities	1,421,402	1,052,142

LONG - TERM LIABILITIES
Notes payable – stockholders	700,000	421,370
Obligations under capital lease, net of current portion	8,959	17,628
Notes payable – auto, net of current portion	13,309	—
Deferred rent, net of current portion	188,839	223,926
Total long-term liabilities	911,107	662,924
TOTAL LIABILITIES	2,332,509	1,715,066

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 40,080,513 shares and 39,705,513 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	4,009	3,971
Additional paid-in capital	9,808,108	10,005,201
Accumulated deficit	(7,530,806)	(7,601,450)
TOTAL STOCKHOLDERS’ EQUITY	2,281,311	2,407,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,613,820	$4,122,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp. and Subsidiary
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

NET SALES	$2,655,118	$3,889,774	$9,535,141	$10,906,963

COST OF SALES	2,172,493	3,209,186	8,140,161	9,072,900

GROSS PROFIT	482,625	680,588	1,394,980	1,834,063

OPERATING EXPENSES
Salaries and related expenses	225,776	237,046	658,988	657,846
Selling, general and administrative expenses	205,547	239,416	579,574	631,770

TOTAL OPERATING EXPENSES	431,323	476,462	1,238,562	1,289,616

INCOME FROM OPERATIONS	51,302	204,126	156,418	544,447

OTHER INCOME (EXPENSE)
Interest expense	(21,869)	(1,872)	(101,728)	(5,268)
Interest income	5,554	5,496	15,954	11,856
TOTAL OTHER INCOME (EXPENSE)	(16,315)	3,624	(85,774)	6,588

NET INCOME	$34,987	$207,750	$70,644	$551,035

EARNINGS PER SHARE – BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	40,080,513	57,815,513	39,951,592	58,479,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp. and Subsidiary
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$70,644	$551,035
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	74,179	87,678
Deferred rent	(30,839)	(26,708)
Share-based legal settlement	45,000	—
Amortization of note payable discount	36,575	—
Loss on sale of property and equipment	—	454
Changes in operating assets and liabilities:
Accounts receivable	(572,158)	255,585
Prepaid expenses	249,147	(1,106)
Inventory	236,006	36,204
Customer deposits	73,081	27,060
Other assets	(216,487)	71,124
Accounts payable and accrued expenses	287,173	(741,242)
Accrued payroll and related expenses	25,876	23,361
Deferred revenue	(6,007)	—
Income tax payable	(11,063)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	261,127	283,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63,454)	(1,424)
Proceeds from sale of property and equipment	—	20,000
Restricted Cash	(350,000)	331,823
NET CASH (USED IN)PROVIDED BY INVESTING ACTIVITIES	(413,454)	350,399

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease obligations	(20,703)	(12,815)
Payments on notes payable -Auto	(2,662)	—
NET CASH (USED IN) FINANCING ACTIVITIES	(23,364)	(12,815)

NET (DECREASE) INCREASE IN CASH	(175,691)	621,029

CASH – Beginning of period	1,750,362	436,451

CASH – End of period	$1,574,671	$1,057,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$101,728	$6,408
Cash paid for incomes taxes	$11,063	$—
Receivable from sale of property	$—	$20,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES
Reversal of Unamortized Discount on Notes Payable	$242,055	$-
Non Cash Acquisition of Equipment	$23,956	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009

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

Brekford is a one-stop shop for vehicle upfitting, cutting edge technology and video, and installation.  We provide ruggedized mobile computers, video and communications products, bumper-to-bumper vehicle modification products and services for homeland security, law enforcement, fire and emergency vehicles.  The Brekford 360º approach provides our customers with a one-stop upfitting, cutting edge technology and installation service.  The 360º approach is the only stop our customers need to make to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology and then have them "ready to roll".  Our 360º engineered bumper-to-bumper vehicle solution, our commitment to top quality fast reliable service, along with our streamlined purchasing process is why we believe Brekford is the best all-around vehicle and automated traffic enforcement solutions provider.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Brekford include accounts of the Company and its wholly-owned subsidiary, Pelican Mobile Computers, Inc. Intercompany transactions and balances are eliminated in consolidation.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring ) that are necessary for a fair presentation of the results for the interim periods.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010.

The results disclosed in the Statement of Operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company calculates the allowance based on a specific analysis of past due balances.  Past due status is based on how recently payments have been received by customers.  Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers. No reserve was necessary at September 30, 2010 or December 31, 2009.

Inventory

Inventory principally consists of hardware and third-party packaged software that is modified to conform to customer specifications and held temporarily until the completion of a contract. These amounts are stated at lower of cost or market on a first-in, first-out (“FIFO”) method.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the nine months ended September 30, 2010 and 2009.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the Company reduce its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the three months ended September 30, 2010 and 2009.

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

Earnings  Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effect of potential dilutive common shares outstanding during the period. All shares related to the Company’s outstanding common stock options, unvested restricted stock and warrants, have not been included in the calculation of diluted net income per share for the three and nine months ended September 30, 2010 and 2009 as the result would be anti-dilutive.

Newly Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and will be effective for our fiscal year that begins January 1, 2011. These pronouncements may be applied prospectively or retrospectively, and early adoption is permitted. We are evaluating the impact that adoption of ASU 2009-13 and ASU 2010-17 may have on our consolidated financial statements.

NOTE 3 – LINE OF CREDIT AND LETTER OF CREDIT

The company has a $350,000 letter of credit related to purchase of equipment. This letter of credit is secured by a certificate of deposit for $ 350,000. The certificate of deposit matures on December 21, 2010 and is shown as Restricted Cash on the Financial Report.

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

On April 1, 2010, the Company and each member of the lender group executed a respective First Amendment to the Unsecured Promissory Note amending the terms of the Promissory Notes.  Each Promissory Note was amended as described below to:

●  Revise the conversion price in the provision that allows the holder of the respective Promissory Note to elect to convert any outstanding and unpaid principal portion of the Promissory Note, and any accrued and unpaid interest into shares of the Common Stock at a price of fourteen cents ($0.14) per share of Common Stock, and

●  Amend the maturity date provided the Company agrees to pay the unpaid principal balance of the respective Promissory Note and all accrued and unpaid interest on the date that is the earlier of (i) four (4) years from the issue date of the note or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000).

NOTE 5 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the nine months ended September 30, 2010, sales to two customers which are agencies of state or local governments represented 22.9% and 13.1% respectively, of net sales. Accounts receivable due from two customers amounted to 24.5% and 15.4% of total accounts receivable at September 30, 2010.

During the nine months ended September 30, 2009, sales to two customers which are agencies of state or local governments represented 13% and 10% respectively, of net sales. Accounts receivable due from these customers amounted to 41% and 16% of total accounts receivable at September 30, 2009.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, amounted to 64% and 63% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and 2009, accounts payable due to this distributor amounted to 53% and 68% of total accounts payable, respectively.

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

Common Stock Purchase Warrants

For the three and nine months ended September 30, 2010 and 2009, there was no share-based compensation expense for common stock purchase warrants. As of September 30, 2010, there are no unvested common stock purchase warrants.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)

Outstanding at January 1, 2010	4,595,000	$0.31	2.17
Granted	-	-	-
Forfeited or expired	-	-	-
Exercised	-	-	-
Outstanding & exercisable at September 30, 2010	4,595,000	$0.31	1.42

NOTE  7 – COMMITMENTS AND CONTINGENCIES

Issuance of Shares of Common Stock to Former Employees

On April 6, 2010, the board of directors authorized issuance of 375,000 shares of restricted Common Stock to three former employees, Mr. David Tezza, Mr. Michael Wall and Mr. Douglas McQuarrie, or 125,000 shares each, in settlement of their claims for shares forfeited due to termination of employment.

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, the Company filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The complaint alleged that on or about July 29, 2008, the Company agreed to purchase from Woot, and Woot agreed to sell to the Company, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). The Company paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. The complaint further alleges Woot breached the contract by failing to deliver the Goods to the third party as directed. The Company demanded Woot return the full Contract Price to the Company, but Woot has failed and refused to do so. As a result of Woot’s alleged breaches, the Company sought damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.  On January 21, 2010, the Company entered into a compromise settlement agreement and mutual release whereby the Company agreed to accept $245,000 in full settlement of its claims.  The settlement consideration is payable to the Company pursuant to the terms of the settlement agreement on or about the following dates: $45,000 on or about January 30, 2010 by the defendant Woot; $50,000 on or about January 30, 2010 and an additional $50,000 on February 15, 2010 by the defendants Zenith and Chiragnee; an additional $50,000 on May 15, 2010 and a final payment of $50,000 on August 15, 2010 by defendant Zenith.  As of December 21, 2009, as a result of the settlement, the value of the long-term asset was written down to $245,000 and reclassified to prepaid current assets on the accompanying consolidated balance sheet. The outstanding balance as of June 30, 2010 was $100,000. A payment of $50,000 was received on July 7, 2010. The final payment of $50,000 was received on September 10, 2010.

Leases

The Company leased approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a 3-year lease with Peppermill. The total value of the lease is $112,650. This space will be used for the expansion of business.

Commitments

As of July 31, 2010, the Company entered into commitments and contracts for $375,000. The majority of  payments on these commitments will be made during the quarter ending December 31, 2010.

NOTE 8 – REPURCHASE OF SHARES

On  September 7, 2010, the board of directors approved the repurchase of  outstanding shares of its Common Stock up to a total amount of $500,000 within a period of one year. This repurchase may be in the open market or through privately negotiated transactions. As of September 30, 2010 the Company has not repurchased any shares.

NOTE 9 – INVENTORY

As of September 30, 2010 and Dec 31, 2009 inventory consisted of the following

	9/30/10	12/31/09
Raw Materials	$162,487	$113,059
Work in Process	20,340	305,774
Total Inventory	$182,828	$418,833

NOTE 10 – SUBSEQUENT EVENTS

Merger of wholly-owned subsidiary, Pelican Mobile Computers, Inc., with and into Brekford Corp.

On October 27, 2010, the board of directors approved the merger of Pelican Mobile Computers, Inc., a Maryland Company ( the “subsidiary”), with and into Brekford Corp.( the “Company”), pursuant to Section 253 of the General Corporation Law of the State of Delaware.  The merger became effective upon the Company’s filing of the Certificate of Ownership and Merger with the State of Delaware (and the appropriate Articles of Merger with the State of Maryland) pursuant to the terms of an Agreement and Plan of Merger.  As of October 28, 2010, the merger documents were filed with the respective states.  The corporate name of the Company, which is the surviving entity in the merger, shall remain as Brekford Corp. Each share of capital stock of the Company outstanding immediately prior to the effective time of the merger shall, by virtue of the merger and without any action on the part of the holders thereof, remain unchanged and continue to remain outstanding as one share of capital stock of the Company.  The operations of the subsidiary Pelican Mobile Computers, Inc., will be continued by the Company without interruption following the merger.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford Corp. and its wholly-owned subsidiary (Brekford and its subsidiary are referred to together as the “Company”) for the three and nine months ended September 30, 2010 and 2009, respectively, and the financial condition of the Company at September 30, 2010. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2009 filed with its Annual Report on Form 10-K on March 15, 2010.

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

Overview

We are a homeland security technology service provider of fully integrated vehicle installation and, rugged technology and video solutions geared towards mission critical operations. For more than a decade, we have provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. We provide these agencies with an end-to-end suite of mobile communications, information technology, vehicle upfitting services, and automated traffic photo enforcement solutions that are designed to streamline procurement processes and offer maximum functionality to their day to day operations. Through our strategic partnerships with our distributors, we are able to provide products and vehicle upfitting services specially designed for public safety, law enforcement and emergency first responder vehicles and back office operations.The Brekford 360° approach provides our customers with a one-stop upfitting, cutting edge technology and installation service. Our 360° approach means this is your only stop to get ”smart” law enforcement vehicles purchased, upfitted and serviced.

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2010 and 2009 Compared

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	Nine Months Ended September 30,		(Decrease) / Increase
	2010	2009	$	%

Revenues	$9,535,141	$10,906,963	$(1,371,822)	-12.58%

Cost of Sales	8,140,161	9,072,900	(932,739)	-10.28%

Gross Profit	$1,394,980	$1,834,063	$(439,083)	-23.96%
Gross Profit Percentage of Revenue	15%	17%

Revenues

Consolidated revenues for the nine months ended September 30, 2010 were $9,535,141 as compared to revenues of $10,906,963 for the nine months ended September 30, 2009, representing a decrease of $1,371,822 or 12.58%. The decrease in revenues is due to lower sales in laptops, hardware and services attributable to declining economic conditions and budget cuts faced by the state, local agencies and municipalities.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2010 was $8,140,161 compared to $9,072,900 for the nine months ended September 30, 2009, a decrease of $932,739 or 10.28%, primarily due to the decrease in sales of laptops and installations with lower gross profit margins compared to  the nine months ended September 30, 2009.

Gross profit for the nine months ended September 30, 2010 was to $1,394,980 as compared to $1,834,063 for the nine months ended September 30, 2009, a decrease of $439,083 or 23.96% primarily due to a decrease in the profit margins for laptops sold and also a decrease in vehicle upfitting revenues which earn higher profit margins.

Expenses

	Nine Months Ended September 30,		(Decrease) / Increase
	2010	2009	$	%

OPERATING EXPENSES

Salaries and related expenses	$658,988	$657,846	$1,142	0.17%

Selling, general and administrative expenses	$579,574	$631,770	$(52,196)	(8.26) %

Total operating expenses	$1,238,562	$1,289,616	$(51,054)	(3.96) %

Salaries and Related Expenses

Salaries and wages for the nine months ended September 30, 2010 were $658,988 compared to $657,846 for the nine months ended September 30, 2009, an increase of $1,142 or 0.17% due to start-up staff salaries for the expansion of the business which was offset by a fewer number of staff compared to September 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $579,574 compared to $631,770 for the nine months ended September 30, 2009, a decrease of $52,196 or 8.26% due to savings in professional fees and continued control of expenditures.

Results of Operations for the Three Months Ended September 30, 2010 and 2009 Compared

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

	Three Months Ended September 30,		Increase / (Decrease)
	2010	2009	$	%
Revenues	$2,655,118	$3,889,774	$(1,234,656)	(31.74) %

Cost of Sales	2,172,493	3,209,186	(1,036,693)	(32.30) %

Gross Profit	$482,625	$680,588	$(197,963)	(29.09) %

Gross Profit Percentage of Revenue	18%	17%

Revenues

Consolidated revenues for the three months ended September 30, 2010 were $2,655,118 compared to revenues of $3,889,774 for the three months ended September 30, 2009, a decrease of $1,036,693 or 29.09% primarily due to a decrease in laptop and equipment sales during the three months ended September 30, 2010 due to budget cuts faced by the state and local agencies and municipalities.

Cost of Sales

Cost of sales for the three months ended September 30, 2010 were $2,172,493 compared to $3,209,186 for the three months ended September 30, 2009, a decrease of $1,036,693 or 32.3%, primarily due to the lower sales revenues during the three months ended September 30, 2010.

Expenses

	Three Months Ended September 30,		Increase / (Decrease)
	2010	2009	$	%
OPERATING EXPENSES
Salaries plus related expenses	$225,776	$237,046	$(11,270)	(4.75) %
Selling, general and administrative expenses	205,547	239,416	(33,869)	(14.15) %
Total operating expenses	$431,323	$476,462	$(45,139)	(9.47) %

Salaries and related expenses

Salaries and wages for the three months ended September 30, 2010 were $225,776 compared to $237,046 for the three months ended September 30, 2009, a decrease of $11,270 or 4.75%. primarily due to a decrease in third party payroll preparation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were $205,547 compared to $239,416 for the three months ended September 30, 2009, a decrease of $33,869 or 14.15%. The decrease is primarily due to lower professional fees and the continued control of expenditures.

Net Income

Net income for the three months ended September 30, 2010 was $34,987 compared to $207,750 for the three months ended September 30, 2009, a decrease of $210,144 or 85.73% primarily due to a decrease in sales and an increase in start up expenses for the expansion of business.

Liquidity and Capital Resources

The Company had working capital of $2,504,996 at September 30, 2010. The Company’s primary source of liquidity through September 30, 2010 has been the cash flows it has generated from its operations.

The Company reported net income of $70,644 for the nine months ended September 30, 2010 and its accumulated deficit reduced to $7,530,807 at September 30, 2010. Cash flows provided in operations for the nine months ended September 30, 2010 were $261,127.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months will be sufficient to sustain the business through at least October 1, 2011.  While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that circumstances, such as the current economic crisis, or other unforeseen events, will not have a further material adverse effect on the business to require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will continue to be affected by the current economic crisis or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The current economic crisis could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Management expects to incur a substantial increase in initial working capital requirements for the Company’s expansion into the automated traffic enforcement business but expects to cover the requirements of this expansion with funds it anticipates to generate in its operations and is also negotiating for extended payment terms from suppliers of the equipment.

The standby letter of credit facility from American Bank expired on July 27, 2010. The Company has not renewed this facility as it was not needed any longer. The line of credit facility of $ 250,000 from American Bank matured in August, 2010. The Company did not renew this line of credit. The Company has a $350,000 letter of credit related to the purchase of equipment. This letter of credit is secured by a certificate of deposit for $350,000. The certificate of deposit matures on December 21, 2010 and is shown as Restricted Cash on the Financial Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2009, our most critical accounting policies and estimates upon which our fiscal status depends were identified as those relating to accounts receivable allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2010.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of September 30, 2010. Based on the evaluation as of September 30, 2010, the Principal Executive Officer and Financial Officer of the Company has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, we filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The complaint alleged that on or about July 29, 2008, we agreed to purchase from Woot, and Woot agreed to sell to us, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). We paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. The complaint further alleges Woot breached the contract by failing to deliver the Goods to the third party as directed. We demanded Woot return the full Contract Price to us but Woot failed and refused to do so. As a result of Woot’s alleged breaches, we sought damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.  On January 21, 2010, the Company entered into a compromise settlement agreement and mutual release whereby the Company agreed to accept $245,000 in full settlement of its claims.  The settlement consideration was payable to the Company pursuant to the terms of the settlement agreement on or about the following dates: $45,000 on or about January 30, 2010 by the defendant Woot; $50,000 on or about January 30, 2010 and an additional $50,000 on February 15, 2010 by the defendants Zenith and Chiragnee; an additional $50,000 on May 15, 2010 and a final payment of $50,000 on August 15, 2010 by defendant Zenith.  To date $245,000 has been paid to the Company under the settlement agreement. The final payment of $50,000 was received on September 10, 2010.

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no sales of unregistered securities during the period covered by this Form 10-Q.

On September 7, 2010, the Company issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in shares of its outstanding Common Stock over the next 12 months.  The shares of Common Stock may be purchased from time to time in open market transactions or in privately negotiated transactions at the Company's discretion.  No repurchases were made during the quarter ended September 30, 2010.

ITEM 5.  OTHER INFORMATION

On October 27, 2010, the board of directors of the Company approved the merger of Pelican Mobile Computers, Inc., a Maryland Corporation, the Company’s wholly-owned subsidiary, (the “subsidiary”), with and into the Company, pursuant to Section 253  of the General Corporation Law of the State of Delaware. The merger was effective upon the filing of the Certificate of Ownership and Merger with the State of Delaware (and the appropriate Articles of Merger with the State of Maryland) pursuant to the terms of the Agreement and Plan of Merger. As of October 28, 2010, the merger documents were filed with the respective states and the subsidiary has ceased to exist. Effective upon completion of the merger, the corporate name of the Company, which is the surviving entity in the merger, shall remain as Brekford Corp. Each share of capital stock of the Company outstanding immediately prior to the effective time of the merger will remain unchanged and continue to remain outstanding as one share of capital stock of the Company. The operations of the subsidiary will be continued by the Company without interruption following the merger.

ITEM 6.   EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and between the Company and its wholly-owned subsidiary, Pelican Mobile Computers, Inc., dated October 27, 2010.
3.1	Certificate of Ownership and Merger of Pelican Mobile Computers, Inc., a Maryland corporation, with and into the Company, filed with the Delaware Secretary of State on October 28, 2010.
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

Brekford Corp.

Date: November 2 , 2010	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and between the Company and its wholly-owned subsidiary, Pelican Mobile Computers, Inc., dated October 27 , 2010.
3.1	Certificate of Ownership and Merger of Pelican Mobile Computers, Inc., a Maryland corporation, with and into the Company, filed with the Delaware Secretary of State on October 28, 2010.
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