Form 10-K
period 2010-12-31
Brekford Corp.
filed 2011-02-24
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____to _____
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2010, was approximately $1,536,706 based upon the closing price reported for such date on the OTCQB of the OTC Markets. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  40,580,513 as of February 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: Part III  of this 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

BREKFORD  CORP.

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

ITEM 1.  BUSINESS

Our History

Brekford Corp. is a homeland security technology service provider of fully integrated vehicle upfitting and installation services, rugged computer and video technology and automated traffic safety solutions geared towards mission critical operations. Depending upon the context, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us,” refers to Brekford Corp. The Company (formerly California Cyber Design, Inc. (“CCDI”)) was incorporated in Delaware on May 27, 1998 and changed its name to American Financial Holdings, Inc. (Pink Sheets:“AFHI”) on August 11, 2004.  AFHI, a publicly-traded corporation with no operations announced the completion of its share exchange transaction with Pelican Mobile Computers, Inc., a Maryland corporation (“Pelican Mobile”), on January 6, 2006. Pelican exchanged each issued and outstanding share of Pelican Mobile Computers (1,000 shares issued and outstanding at the time of the share exchange) for 25,000 shares of AFHI on a post-split basis (the “Share Exchange”) with an aggregate of 25,000,000 shares of Common Stock of AFHI issued to the former shareholders of  Pelican Mobile.  At the time of the Share Exchange, the existing stockholders of AFHI retained 5,512,103 shares of AFHI’s outstanding Common Stock after the cancellation of approximately 2,549,000 shares of Common Stock. As a result, the former shareholders of Pelican Mobile became the majority stockholders of AFHI. Under the terms of the Share Exchange, the Company changed its name to Tactical Solution Partners, Inc. (Pink Sheets: “TTSR”). On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp. to better reflect our business strategy. Subsequently on July 9, 2010, the Company’s stockholders approved a proposal to change our name from Brekford International Corp. to Brekford Corp. On October 27, 2010, the board of directors approved the merger of our subsidiary Pelican Mobile, with the holding company, Brekford Corp., pursuant to Section 253 of the General Corporation Law of the State of Delaware. The merger became effective upon the filing of a Certificate of Ownership and Merger with the State of Delaware (and the appropriate Articles of Merger with the State of Maryland), pursuant to the terms of an Agreement and Plan of Merger. The merger documents were filed with the respective states of Delaware and Maryland on October 28, 2010. Effective upon the completion of the merger the corporate name of the Company, which is the surviving entity in the merger, remained as Brekford Corp. The operations of Pelican Mobile were continued by the Company without interruption following the merger.

Our Business

Brekford Corp. (OTCBB; OTCQB: BFDI) is a homeland security technology service provider of fully integrated vehicle upfitting and installation services, rugged computer and video technology and automated traffic safety solutions geared towards mission critical operations. For more than a decade we have provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. We provide these agencies with an end-to-end suite of mobile communications, information technology, vehicle upfitting services, and automated traffic photo enforcement solutions that are designed to streamline procurement processes and offer maximum functionality to their day to day operations.

Brekford is a one-stop shop for vehicle upfitting, cutting edge technology and installation services.  We provide ruggedized mobile computers and video systems, bumper-to-bumper vehicle modification products and services for homeland security, law enforcement, fire and emergency vehicles. The Brekford 360 Degree ("360 Degree") approach provides our customers with a one-stop upfitting, cutting edge technology and installation service.  The 360 Degree approach is the only stop our customers need to make to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology and then have them "ready to roll".  Our 360 Degree engineered bumper-to-bumper vehicle solution, our commitment to top quality, fast reliable service, along with our streamlined purchasing process is why we believe Brekford is the best all-around vehicle and automated traffic enforcement solutions provider.

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

For more than a decade, we have been a distributor for most major brands in the mobile technology arena. We handle everything from Panasonic Toughbooks® and Arbitrator® digital video systems to emergency lighting systems and wireless technology.  We believe we have all of the high-end products our customers need to handle their day to day operations and protect the public they serve. Every product we sell is tested by highly trained technicians and guaranteed to work in even the most extreme conditions. We specialize in seamlessly incorporating custom-built solutions within existing networks. We deliver our end-to-end solutions with service programs that work for agencies large and small, from turn-key drop shipping to municipal leases. Our commitment is to design and deliver solutions that meet or exceed industry standards for safety, ergonomics, reliability, serviceability and uniformity.

    360 Degree Vehicle Solution

The  360 Degree vehicle solution provides complete vehicle upfitting, mobile data and video solutions including municipal financing and leasing services for agencies. The 360 Degree vehicle solutions approach provides customers with a one-stop upfitting, cutting edge technology and installation service. We provide and install most major brands of law enforcement vehicle equipment. Our mission is to provide and install equipment that ensures safe and efficient vehicles while incorporating the latest technological advances. We adhere to strict quality control procedures and provide comprehensive services. The Brekford certified technician team provides our customers with the highest level of expertise and service from inception to completion, including maintenance and upgrades.

    Automatic Traffic Enforcement - Photo Speed Enforcement

Automatic traffic enforcement systems are one of a wide range of measures that are effective at reducing vehicle speeds and crashes. The automated speed enforcement (ASE) system is an enforcement technique with one or more motor vehicle sensors producing recorded images of motor vehicles traveling at speeds above a defined threshold. Images captured by the ASE system are processed and reviewed in an office environment and violation notices are mailed to the registered owner of the identified vehicle. ASE is a method of traffic speed enforcement that is used to detect speeding violations and record identifying information about the vehicle and/or driver. Violation evidence is processed and reviewed in an office environment and violation notices are delivered to the registered owners of identified vehicles after the alleged violation occurs. ASE, if used, is one technology available to law enforcement as a supplement and not a replacement for traditional enforcement operations. Evaluations of ASE, both internationally and in the United States have identified some advantages over traditional speed enforcement methods. These include:

•
High rate of violation detection. ASE units can detect and record multiple violations per minute. This can provide a strong deterrent effect by increasing drivers’ perceived likelihood of being cited for speeding.

•
Physical safety of ASE operators and motorists. ASE can operate at locations where roadside traffic stops are dangerous or infeasible, and where traffic conditions are unsafe for  police vehicles to enter the traffic stream and stop suspected violators. With ASE there is normally no vehicle pursuit or confrontation with motorists. ASE might also reduce the occurrence of traffic congestion due to driver distraction caused by traffic stops on the roadside.

•	Fairness of operation. Violations are recorded for all vehicles traveling in excess of the enforcement speed threshold.

•	Efficient use of resources. ASE can act as a “force multiplier,” enhancing the influence of limited traffic enforcement staff and resources.

    In Car Mobile Video System and Rugged Mobile Data Solutions

We develop integrated, interoperable, feature-rich mobile systems enabling first responders, police, fire and EMS, to obtain and exchange information in real-time. The rapid dissemination of real-time information is critical to determine and assure timely and precise resource allocation by public sector decision makers. As a premiere Panasonic toughbook partner, we augment these rugged laptops by designing and manufacturing vehicle mounting systems and docking stations for in-vehicle communication equipment. From rugged laptop computers, tablets and hand-helds, GPS terminals, two-way radios, and full console systems, we provide ergonomically sound mounting products with full port replication.

Toughbook Arbitrator is a rugged revolution in law enforcement video capture. The Toughbook Arbitrator is a rugged and durable mobile digital video system. The fully-integrated system offers unparalleled video capture (up to 360 degrees), storage and transfer, and is designed to work with back-end software for seamless video management, including archiving and retrieving.

An Automatic License Plate Reader (ALPR) is an image-processing technology used to identify vehicles by their license plates.  License Plate Readers (LPRs) can record plates at about one per second at speeds of up to 100 MPH and often utilize infrared cameras for clarity and to facilitate reading at any time of day or night. The data collected can either be processed in real-time, at the site of the read, or it can be transmitted to remote centers and processed at a later time.

    Electronic Ticketing System - Slick-Ticket

Many of today’s law enforcement agencies are struggling to balance the increasing demand from their citizens for more services with limited and/or declining budgets. One of the easiest and most cost-effective ways agencies can address this issue is by deploying an electronic ticketing, or E-Ticketing solution. Automating the ticket issuing and processing system can significantly decrease cost, increase productivity and improve officer safety.  Brekford offers a unique functionality that streamlines the data entry process even further. For agencies that have deployed a mobile data system on their mobile computers that enables officers to run background queries from national (NCIC), state, and local databases, the Brekford solution captures the data from these mobile query files and auto-populates all of the requisite data into the citation form on the screen.  Brekford’s Slick-Ticket™ product is a fully portable over the seat organizer for public safety vehicles, specially designed to house a printer and scanner to allow law enforcement officers to quickly access driver's license and registration information as well as issue tickets, warnings and citations.

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

Business Strategy

The primary products and services from which Brekford has earned revenue and anticipates we will continue to earn revenue is through our product and service lines. These include rugged mobile computers, vehicle mounting systems, video systems, vehicle upfitting or outfitting, electronic ticketing system-slick ticket and installation and maintenance services of all the above components in first responder law enforcement vehicles. Additionally, in April 2010 we launched our automatic traffic enforcement program providing speed and red light camera services. The public safety communications market is a $4.2 billion market with the rugged mobile technology market growing at 10% per annum. Police, fire and EMS personnel have unique requirements for communication, ruggedness, reliability and quality. Their equipment must be able to work in extreme environments that include high levels of vibration and shock, wide temperature ranges, varying humidity, electromagnetic interference and voltage and current transients.  Furthermore, public safety personnel and emergency responders are demanding tailored mobile communication solutions that enable real-time access and exchange of critical data to assure timely and precise resource allocation by public sector decision makers. Brekford’s in-vehicle technology and communication solutions provide public safety workers and emergency responders with the unique functionalities necessary to enable effective response to emergency situations. The automatic traffic enforcement business including speed and red-light cameras enforcement is a market by itself. The U.S.Marketscape for red-light systems is estimated at 20,000 to 30,000 systems and the market for speed cameras is estimated at 35,000 to 50,000 systems. The industry penetration as of February 2010 is 18% for red light systems and 2% for speed systems. According to the Insurance Institute for Highway Safety (www.iihs.org), 22  states have currently adopted legislation for red light systems and eight states have speed camera legislation. We believe we have already made a foothold in this business within a relatively short time by securing contracts with two municipalities in Maryland and our goal is to become a major player in this business concentrating initially within the Mid-Atlantic region. There are only a handful of  competitors that are currently providing automatic traffic enforcement services with three companies that are considered leaders of this industry. Because we believe we possess a technical advantage and reputable customer service we anticipate competing with these leaders within a relatively short time.

The majority of our recent sales and services have occurred within the Mid-Atlantic region, which is comprised of the states of Maryland, Virginia, Delaware, New Jersey and Pennsylvania. However, our goal is to expand  our products and services to customers nationwide, especially with respect to our automated traffic enforcement business.

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

•
Using our placement on the General Services Administration (“GSA”) Schedule 84, a preferred, pre-negotiated contract that provides significant revenue opportunities from federal, state and local governments, which, along with the passage of the Local Preparedness Acquisition Act, management believes will benefit our upfitting group by opening up our products and services to federal, state and local governments with which we have not done business before;

•
Increasing installation sales of Automatic Traffic Enforcement - Photo Speed Enforcement. The global economic environment may present opportunities and challenges in the year ahead, yet municipalities will still need to address road safety issues and photo-enforcement is a crucial tool in that task; and

•	We intend to continue to invest in research and development to ensure that out technologies remain at the forefront of the industry.

Customers

During the year ended December 31, 2010, there were two customers each of which had total sales greater than 10% of total net sales. Accounts receivable due from three customers amounted to 22.7%, 18.4 % and 18.0% respectively, of total accounts receivable at December 31, 2010.  During the year ended December 31, 2010, sales to government and commercial customers represented 94.2% and 5.8% of net sales for the year, respectively.

Employees

As of February 4, 2011, we employed 28 full-time and no part-time employees. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements.  We anticipate hiring additional employees to ensure timely delivery of customer projects and services,  as necessary. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Corporate Information

Our principal executive offices are located at 7020 Dorsey Road, Suite C, Hanover, Maryland 21076, and our telephone number is (443) 557-0200, www.brekford.com.

Available Information

Our internet address is www.brekford.com. We provide, free of charge, on the Investor Relations page of our website access to our annual report on Form 10-K and quarterly reports on Form 10-Q, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Information appearing on our website is not incorporated by reference and is not a part of this report.

ITEM 2.  PROPERTIES

Our corporate headquarters and first responder technology integration center is located in Hanover, Maryland in an approximately 22,000 square foot office and warehouse facility which is leased at various monthly rates for a 92-month term expiring on January 15, 2015. The Company also leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a three-year lease with Peppermill. This space is used for the expansion of business. The total minimum lease payments due under the Company’s lease agreements are $940,062.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceeding. The Company may be involved in litigation and other legal proceedings from time to time in the ordinary course of its business. The Company believes the ultimate resolution of these ordinary course litigation matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 15, 2011, there were 40,580,513 shares of Common Stock outstanding held by approximately 42 stockholders of record, solely based upon the count our transfer agent provided us as of that date. This number does not include:

•	any beneficial owners of Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

•	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

On January 30, 2008, our Common Stock began trading on the OTCBB under the ticker symbol “BFDI”.  Prior to January 30, 2008, our Common Stock had been quoted over-the counter on the Pink Sheets LLC automated electronic quotation service under the ticker symbol “TTSR”. Since April 2010, our Common Stock has also been quoted on the OTCQB tier of the OTC Markets under the ticker symbol “BFDI”. Our Common Stock is not listed on any national or regional securities exchange.

The following table sets forth, for the periods presented, the high and low bid price ranges of our Common Stock as reported on the OTCBB .. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2009:
First Quarter	$0.08	$0.03
Second Quarter	$0.06	$0.03
Third Quarter	$0.16	$0.03
Fourth Quarter	$0.20	$0.09

Fiscal year ended December 31, 2010:
First Quarter	$0.23	$0.11
Second Quarter	$0.17	$0.09
Third Quarter	$0.12	$0.07
Fourth Quarter	$0.12	$0.09

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

Equity Compensation Plan

The following table provides information as of December 31, 2010 with respect to employee compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights Column (a)	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights Column (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) Column (c)
Equity compensation plans approved by security holders	—	—	7,480,000
Equity compensation plans not approved by security holders	—	—	—

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of Common Stock during the quarter ended December 31, 2010:

Issuer Purchases of Equity Securities
	Total Number of Securities Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

October 2010	—	—	—	—
November 2010	—	—	—	—
December 2010	—	—	—	—

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

Unregistered Sales of Equity Securities

Except as provided herein, all unregistered sales of securities issued during the fiscal year ended December 31, 2010 have been previously reported on the Company’s quarterly reports on Form 10-Q or current reports on Form 8-K.

On November 26, 2010, we issued 500,000 shares of Common Stock to our vice president of finance, Tin Khin, in consideration for past services rendered, pursuant to a restricted stock agreement between the Company and Mr. Khin under our 2008 Stock Incentive Plan.  The issuance of securities described was exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. A legend was placed on the certificate representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

Overview

We are a homeland security technology service provider of fully integrated vehicle upfitting and installation services, rugged computer and video technology and automated traffic safety solutions geared towards mission critical operations. For more than a decade we have provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. We provide these agencies with an end-to-end suite of rugged mobile communications, information technology, vehicle upfitting services, and automated traffic photo enforcement solutions that are designed to streamline procurement processes and offer maximum functionality to their day to day operations.

Brekford is a one-stop shop for vehicle upfitting, cutting edge technology and installation services.  We provide ruggedized mobile computers and video systems, bumper-to-bumper vehicle modification products and services for homeland security, law enforcement, fire and emergency vehicles.  The 360 Degree approach provides our customers with a one-stop upfitting, cutting edge technology and installation service.  The 360 Degree approach is the only stop our customers need to make to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology and then have them "ready to roll".  The Company also  provides a 360 Degree  approach to automatic traffic enforcement from hardware, equipment, installation and including the back office operations for processing, collection and disbursement of fines due to violations. Automatic traffic safety enforcement covers speed and red light violations. Our 360 Degree engineered bumper-to-bumper vehicle solution, our commitment to top quality fast reliable service, along with our streamlined purchasing process is why we believe Brekford is the best all-around rugged mobile communications, information technology, vehicle upfitting services, and automated traffic safety solutions provider.

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

Revenue Recognition

The Company recognizes revenue when all four basic criteria are met (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work. For automatic traffic enforcements, the Company recognizes revenues on the date that the Company determines a valid violation occurred.

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

Results of Operations

Comparative Results of Operations for the Years Ended December 31, 2010 and 2009

The following tables summarize selected items from the statement of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

	Year Ended December 31,		Decrease
	2010	2009	$	%
Revenues	$11,608,828	$14,557,241	$(2,948,413)	(20.3)%
Cost of Sales	9,698,228	11,918,416	(2,220,188)	(18.6)%
Gross Profit	$1,910,600	$2,638,825	$(728,225)	(27.6)%

Gross Profit Percentage of Revenue	16%	18%

Revenues

Revenues for the year ended December 31, 2010 were $11,608,828 compared to $14,557,241 for the year ended December 31, 2009, a decrease of $2,948,413 or 20.3%, primarily due to a decrease in sale of laptops, modems and installation services during the year ended December 31, 2010 due to a tightening market for laptops and cuts in federal, state and local government budgets for equipment and vehicle purchases.

Cost of Sales

Cost of sales for the year ended December 31, 2010 was $9,698,228 compared to $11,918,416 for the year ended December 31, 2009, a decrease of $2,220,188 or 18.6%, primarily due to the decrease in sales of laptops and installations and an increase in vehicle upfitting services with higher gross profit margin and also due to a new revenue stream from the automatic traffic enforcement program starting in the fourth quarter of 2010.

Expenses

	Year Ended December 31,		Decrease
	2010	2009	$	%
OPERATING EXPENSES
Salaries and related expenses	$960,285	$1,057,477	$(97,192)	(9.2)%
Selling, general and administrative expenses	834,122	945,302	(111,180)	(11.8)%
Total operating expenses	$1,794,407	$2,002,779	$(208,372)	(10.4)%

Salaries and Related Expenses

Salaries and wages for the year ended December 31, 2010 amounted to $960,285 compared to $1,057,477 for the year ended December 31, 2009, a decrease of  $97,192 or 9.2%.  The decrease is primarily due to tighter control in hiring employees as well as the elimination of a third party professional employer organization services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 were $834,122 compared to $945,302 for the year ended December 31, 2009, a decrease of $111,180 or 11.8%.  The decrease is primarily due to the controlled spending and certain cost cutting measures which were continued in  the year ended December 31, 2010. A portion of the total operating expenses consisted of initial set up expenses incurred for the automatic traffic enforcement program.

Other Expense and Income

	Year Ended December 31,		(Decrease)/Increase
	2010	2009	$	%
OTHER INCOME (EXPENSE)
Interest expense	$(127,383)	$(35,372)	$(92,011)	260.1%
S Interest Income	19,007	19,702	(695)	(3.5)%
Other Income	—	37,381
Total other (expense) income	$(108,376)	$21,711	$(130,087)	599.1%

 Interest expense for the year ended December 31, 2010 were $127,383 compared to $35,372 for the year ended December 31, 2009 an increase of $92,011 or 260.1%. The increase was primarily due to Company financing the transaction from the proceeds of convertible promissory notes issued on November 9, 2009 by the Company in favor of three directors of the Company, in the respective principal amounts of $250,000, $250,000 and $200,000 (each, a “Promissory Note, and together, the “Promissory Notes”). Each Promissory Note bears 12% interest per annum. A portion of the interest expense also consisted of certain equipment and vehicles the Company financed under separate non-cancelable equipment loan and security agreements.

Interest income for the year ended December 31, 2010 was $19,007 compared to $19,702 for the year ended December 31, 2009 a decrease of $695 primarily due to closing of one of the interest bearing accounts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, we had total current assets of $3.5 million and current liabilities of $1.1 million resulting in a working capital surplus of $2.4 million. At December 31, 2009, we had total current assets of $3.7 million and current liabilities of $1.1 million, resulting in a working capital surplus of $2.6 million.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months and available from its $500,000 revolving line of  credit facility will be sufficient to sustain the business through at least December 31, 2011. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that the current economic and budget crisis faced by federal, state and local governments, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be further affected by the current economic downturn or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management and could also effect the availability of external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time, other than the revolving line of credit with a bank reported in this Annual Report, nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet transactions as defined in Item 303 of the Securities and Exchange Commission’s Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and
Stockholders of Brekford Corp.

We have audited the accompanying consolidated balance sheets of Brekford Corp. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brekford Corp. as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Stegman & Company

Baltimore, Maryland
February 22, 2011

BREKFORD CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash	$1,534,317	$1,750,362
Accounts receivable, net of allowance of $0 in 2010 and 2009	1,621,764	1,236,127
Unbilled receivables, net of allowance of $4,500 in 2010	131,343	—
Prepaid expenses	24,342	259,762
Inventory	199,332	418,833
Total current assets	3,511,098	3,665,084
Property and equipment, net	1,011,950	432,832
Other non-current assets	27,542	24,872
Total assets	$4,550,590	$4,122,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$801,955	$836,063
Accrued payroll and related expenses	48,411	17,157
Income tax payable	68,937	80,000
Customer deposits	14,059	27,060
Deferred revenue	56,416	25,000
Obligations under capital leases – current portion	121,779	24,799
Deferred rent – current portion	35,087	42,063
Total current liabilities	1,146,644	1,052,142

Long-term liabilities:
Notes payable – stockholders, net of discount	700,000	421,370
Obligations under capital leases, net of current portion	232,324	17,628
Notes payable - auto	19,298	—
Deferred rent, net of current portion	188,839	223,926
Total long-term liabilities	1,140,461	662,924
Total liabilities	2,287,105	1,715,066

Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 40,580,513 issued and outstanding as of December 31, 2010 and 39,705,513 shares issued outstanding as of December 31, 2009	4,059	3,971
Additional paid-in capital	9,853,059	10,005,201
Accumulated deficit	(7,593,633)	(7,601,450)
Total stockholders’ equity	2,263,485	2,407,722
Total liabilities and stockholders’ equity	$4,550,590	$4,122,788

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Net Sales	$11,608,828	$14,557,241
Cost of sales	9,698,228	11,918,416
Gross profit	1,910,600	2,638,825

Operating expenses:
Salaries and related expenses	960,285	1,057,477
Selling, general and administrative expenses	834,122	945,302
Total operating expenses	1,794,407	2,002,779
Income from operations	116,193	636,046
Other (expense) income:
Interest expense	(127,383)	(35,372)
Interest income	19,007	19,702
Other income	—	37,381
Total other (expense)income	(108,376)	21,711
Income before income taxes	7,817	657,757
Income tax expense	—	80,000
Net income	$7,817	$577,757

Net income per share – basic and diluted	$0.00	$0.01
Weighted average shares outstanding used in computing per share amounts:
Basic	39,921,046	53,588,970
Diluted	39,921,046	55,013,628

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
BALANCE – January 1,2009	59,626,565	$5,963	(1,904,025)	(227,683)	$10,494,892	$(8,179,207)	$2,093,965
Cancellation of treasury shares	(1,811,052)	(181)	1,904.025	227,683	(227,502)	—	—
Repurchase and cancellation of common stock	(18,910,000)	(1,891)	—	—	(698,109)	—	(700,000)
Common stock issued in connection with legal settlement)	800,000	80	—	—	135,920	—	136,000
Beneficial conversion on notes payable - shareholders	—	—	—	—	300,000	—	300,000
Net income	—	—	—	—	—	577,757	577,757
BALANCE – December 31,2009	$39,705,513	3,971	—	—	10,005,201	(7,601,450)	2,407,722
Shares issued (Common stock issued in connection with legal settlement)	375,000	38	—	—	44,962	—	45,000
Reversal of unamortized discount on notes payable	—	—	—	—	(242,054)	—	(242,054)
Restricted shares issues to employee	500,000	50	—	—	44,950	—	45,000
Net income	—	—	—	—	—	7,817	7,817
BALANCE – December 31, 2010	$40,580,513	$4,059	—	$—	$9,853,059	$(7,593,633)	$2,263,485

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$7,817	$577,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,681	98,322
Share-based compensation	45,000	—
Share-based legal settlement	45,000	136,000
Amortization of debt discount	36,575	21,370
Deferred rent	(42,063)	(20,778)
Loss on disposal of fixed assets	—	39,510
Bad debt expense	13,306	—
Gain recognized on capital lease termination	—	(41,437)
Changes in operating assets and liabilities:
Accounts receivable	(394,143)	994,352
Unbilled Receivables	(136,143)
Prepaid expenses and other non-current assets	232,750	207,733
Inventory	219,501	(142,908)
Accounts payable and accrued expenses	(34,108)	(942,284)
Accrued payroll and related expenses	31,255	(33,188)
Income tax payable	(11,063)	80,000
Customer deposits	13,001	27,060
Deferred revenue	31,416	25,000
Net cash provided by operating activities	153,780	1,026,509

Cash flows from investing activities:
Purchases of property and equipment	(326,843)	(49,210)
Proceeds from sale of fixed assets	—	20,000
Release of restricted cash	—	331,823
Net cash (used in) provided by investing activities	(326,843)	302,613

Cash flows from financing activities:
Payments on notes payable - auto	(4,658)	—
Principal payments on lease obligation	(38,324)	(15,211)
Net cash used in financing activities	(42,982)	(15,211)
Net (decrease)increase in cash	(216,045)	1,313,911
Cash – beginning of year	1,750,362	436,451
Cash – end of year	$1,534,317	$1,750,362

Supplemental disclosures of cash flow information:
Cash paid for interest	$90,808	$10,999
Cash paid for income taxes	$11,063	$—
Supplemental disclosures of non-cash investing and financing activities:
Reversal of Unamortized Discount on Notes Payable	$242,054	$—
Notes payables incurred in connection with purchase of equity securities	$—	$700,000
Non cash acquisition of equipment	$373,956

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD  CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Description of the Business

Brekford Corp. (“Brekford” or the “Company”) is a homeland security technology service provider of fully integrated vehicle upfitting and installation services, rugged computer and video technology and automated traffic safety solutions geared towards mission critical operations. For more than a decade we have provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. We provide these agencies with an end-to-end suite of rugged mobile communications, information technology, vehicle upfitting services, and automated traffic photo enforcement solutions that are designed to streamline procurement processes and offer maximum functionality to their day to day operations.

Brekford is a one-stop shop for vehicle upfitting, cutting edge technology and installation services.  We provide ruggedized mobile computers and video systems, bumper-to-bumper vehicle modification products and services for homeland security, law enforcement, fire and emergency vehicles.  The Brekford 360 Degree approach provides our customers with a one-stop upfitting, cutting edge technology and installation service.  The 360 Degree approach is the only stop our customers need to make to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology and then have them "ready to roll".  The Company also provides a 360 Degree approach to automatic traffic enforcement from hardware, equipment, installation and including the back office operations for processing, collection and disbursement of fines due to violations. Automatic traffic safety enforcement covers speed and red light violations. Our 360 Degree engineered bumper-to-bumper vehicle solution, our commitment to top quality fast reliable service, along with our streamlined purchasing process is why we believe Brekford is the best all-around rugged mobile communications, information technology, vehicle upfitting services, and automated traffic safety solutions provider.

Principles of Consolidation

The financial statements of Brekford include accounts of the Company and its various business units. For the year ended December 31, 2009 the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pelican Mobile Computers. During the year ended December 31, 2010 Pelican Mobile Computers was merged into Brekford Corp.

Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. Cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. From time to time deposits may vary.

Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company calculates the allowance based on a specific analysis of past due balances.  Past due status is based on how recently payments have been received by customers.  Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers.

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

Revenue Recognition

The Company recognizes revenue when all four basic criteria are met (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work. For automatic traffic enforcement revenue, the Company recognizes the revenue on the date that the Company determines a valid violation occurs.

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the years ended December 31, 2010 and 2009.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company does not currently offer separately priced extended warranty and product maintenance contracts, nor does the Company reduce its prices in anticipation of selling extended warranties offered by the manufacturers of the equipment it sells. Revenues from warranty services were insignificant during the years ended December 31, 2010 and 2009.

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in products revenues and all costs of shipping and handling are included in cost of sales in the accompanying consolidated statements of operations. The Company incurred shipping and handling costs of $38,519 and $51,304 for the years ended December 31, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. These expenses are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expense amounted to $12,615 and $24,515 for the years ended December 31, 2010 and 2009, respectively.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all share-based awards on estimated fair values, net of estimated and actual forfeitures, on a straight line basis over the period during which the employee is required to provide services in exchange for the award.

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

In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company records largest amount of tax benefit with greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the accompanying Consolidated Balance Sheets.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effect of potential dilutive common shares outstanding during the period.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2010	2009
Leasehold improvements	$466,420	$447,195
Computer equipment and software	258,473	58,418
Vehicles	130,314	105,273
Furniture	86,601	61,489
Cameras	402,015	—
Phone equipment	29,351	—
	1,373,174	672,375
Accumulated depreciation and amortization	(361,224)	(239,543)
	$1,011,950	$432,832

Depreciation and amortization of property and equipment for the years ended December 31, 2010 and 2009 was $121,681 and $98,322, respectively. Cameras include $ 280,000 worth of equipment that are idle or have not been deployed as of December 31,2010.

NOTE 3 – LINE OF CREDIT AND LETTER OF CREDIT

On November 4, 2010, the Company entered into a $500,000 revolving line of credit agreement with a bank.  Under this agreement the Company may repay principal amounts and re-borrow them during the term of the agreement. Interest is payable at the rate of the BBA LIBOR Daily Floating rate plus 4%.The line of credit is collateralized by all assets of the Company and is personally guaranteed by the two principal officers of the Company. The line of credit agreement expires in April 2011.

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

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment and vehicles under separate non-cancelable equipment loan and security agreements.  The agreements mature in July 2012, June 2013, October 2013 and January 2015. The agreements require various monthly payments and are secured by the assets under lease.  As of December 31, 2010 and 2009, capital lease assets of $380,879 and $56,572, respectively, net of accumulated amortization of $25,693 and $16,390, respectively are included in property and equipment on the consolidated balance sheets.

Future minimum lease payments under these lease agreements at December 31, 2010 are as follows:

2011	$142,471
2012	138,413
2013	117,137
Total minimum lease payments	398,021
Less: amounts representing interest	(43,918)
Present value of net minimum lease payments	$354,103

Operating Leases

The Company rents office space under  separate non-cancelable operating leases expiring in March 2011, June 2013 and January 2015..

Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs at December 31, 2010 are as follows:

2011	$240,510
2012	239,922
2013	229,166
2014	212,736
2015	17,728
Total	$940,062

In addition, the lessor provided the Company with a $221,400 leasehold improvement incentive that was recorded as a component of property and equipment and is included in deferred rent and is being amortized over the lease term. The lease agreement provides for the Company to reimburse the lessor for the cost of the improvements on a pro rata basis over the term of the lease in the event of the Company's default on or termination of the lease agreement prior to the expiration of term of the lease in 2015.

The Company records rent expense over the term of the lease on a straight-line basis, less amounts received under sub-lease arrangements. Rent expense amounted to $209,249 and $184,286 for the years ended December 31, 2010 and 2009, respectively.

The Company leased approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a 3-year lease with Peppermill. For the year ended December 31, 2010, lease payments amounted to $17,850.

Beginning in November 2008, the Company entered into a sub-lease arrangement with certain former employees of the Company, expiring March 2011.  The sub-lease arrangement requires various monthly payments ranging from $3,091 to $3,353, and is recorded in rent expense, net of sub-lease expense.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Issuance of Shares of Common Stock to Former Employees

On April 6, 2010, the Board authorized the issuance of 375,000 shares of  restricted Common Stock to three former employees or 125,000 shares each, in settlement of their claims for shares forfeited due to termination of employment.

Brekford International Corp. v. Woot, Inc.

On or about January 16, 2009, the Company filed suit against Woot, Inc., a Texas corporation (“Woot”) in the United States District Court of the Southern District of Florida, Miami Division, Case No. 09-20143-Civ-Seitz/O’Sullivan. The complaint alleged that on or about July 29, 2008, the Company agreed to purchase from Woot, and Woot agreed to sell to the Company, ten thousand (10,000) Lexmark printers and digital camera bundles (the “Goods”) for the purchase price of $370,000 (the “Contract Price”). The Company paid Woot the Contract Price and instructed Woot to ship the Goods to a third party. The complaint further alleges Woot breached the contract by failing to deliver the Goods to the third party as directed. The Company demanded Woot return the full Contract Price to the Company, but Woot has failed and refused to do so. As a result of Woot’s alleged breaches, the Company sought damages in the amount of $320,000, plus pre-judgment interest and costs. On March 9, 2009, Woot filed a motion to dismiss for lack of personal jurisdiction and an alternative motion to transfer venue. On April 14, 2009, an order was entered granting the defendant’s request for a change of venue and transferring the case to the United States District Court of the Eastern District of Texas. On May 5, 2009, Woot filed an answer denying liability to the Company, and on May 11, 2009, Woot filed third party complaints against the parties Chiragnee, Inc. and Zenith Distributors, Inc.  On January 21, 2010, the Company entered into a compromise settlement agreement and mutual release whereby the Company agreed to accept $245,000 in full settlement of its claims. The final payment of $50,000 was received on September 10, 2010.

NOTE 7 – NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed by adjusting the denominator of the basic income per share computation for the effect of all dilutive potential common shares outstanding during the period.

	Year ended December 31,
	2010	2009
Numerator:
Net income - basic	$7,817	$577,757
Convertible debt interest	—	21,370
Net income - diluted	$7,817	$599,127

Denominator:
Weighted average shares outstanding—basic	39,921,046	53,588,970
Assumed conversion of debt	—	1,424,658
Weighted average shares outstanding—diluted	39,921,046	55,013,628

Basic earnings (loss) per common share	$0.00	$0.01
Diluted earnings (loss) per common share	$0.00	$0.01

Antidilutive warrants and debt conversion rights excluded from above	9,595,000	4,595,000

NOTE 8 - STOCKHOLDERS’ EQUITY

Securities Purchase Agreement and Warrants

On October 1, 2009, three directors of the Company entered into a stock purchase agreement on behalf of the Company, to repurchase 18,910,000 shares of the Company’s Common Stock, and cancel 10,000,000 Common Stock purchase warrants exercisable at $.39 per share. The aggregate purchase price for the securities was $700,000. The effectiveness of the stock purchase agreement was required to be approved by the courts.  The court approval was received on November 4, 2009; consequently, the repurchased shares of Common Stock and Warrants have been returned to the Company’s treasury and cancelled.  The stock purchase agreement was financed by three notes payable to stockholders, see Note 4.

NOTE 9 – SHARE-BASED COMPENSATION

The Company has issued restricted stock, warrants and granted non-qualified stock options to certain employees and non-employees at the discretion of the board of directors. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “Plan”). All stock options granted to employees prior to the approval of the Plan have exercise prices that are less than or equal to the fair value of the underlying stock at the date of grant and have terms of ten years. The vesting period of all options granted to date is two years and is dependent upon continued employment with the Company. To date, there have been no stock option grants under the Plan.  The Company reserves Common Stock for future issuance for restricted stock awards, stock options, and warrants.

Stock Options

There was no share-based compensation expense during the years ended December 31, 2010 or  2009 related to stock options. As of December 31, 2010 and 2009, there were no outstanding stock options.

Restricted Stock Grants

On November 26, 2010, the Company  granted  an aggregate of 500,000 shares of restricted stock to one of its key executives in consideration of services rendered. The fair value of the shares amounted to $45,000, or $0.09 per share based upon the closing price of shares of the Company’s Common Stock on November 26, 2010.  These shares were fully vested on the date of the grant. The Company recorded $45,000 in share-based compensation expense during 2010, related to restricted stock grants. The Company has no other outstanding restricted stock grants at December 31, 2010 or 2009

Common Stock Purchase Warrants

For the year ended December 31, 2010, there was no share-based compensation income for common stock purchase warrants. As of December 31, 2010, there are no unvested common stock purchase warrants. The Company did not capitalize the cost associated with share-based compensation.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Fair Value	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2009	16,595,000	$0.44		2.76
Granted	—	—		—
Forfeited or expired	(12,000,000)	0.49	$0.04	—
Exercised	—	—		—
Outstanding at December 31, 2009	4,595,000	0.31		2.17
Granted	—	—		—
Forfeited or expired	—	—		—
Exercised	—	—		—
Outstanding at December 31, 2010	4,595,000	$0.31		1.17
Exercisable at December 31, 2010	4,595,000	$0.31		1.17

2008 Stock Incentive Plan

On February 19, 2008, the Board of Directors authorized the adoption of the 2008 Stock Incentive Plan (the “Incentive Plan”), subsequently approved by the stockholders on April 25, 2008, which is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Incentive Plan with those of the Company and the Company’s stockholders. The Incentive Plan provides that up to 8 million shares of the Company’s Common Stock may be issued under the Plan. A total of 500,000 restricted shares of Common Stock were issued to an employee for the year ended December 31, 2010 in recognition of services to the Company under the Incentive Plan. There are 7,480,000 shares available for future issuances under this Plan.

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

NOTE 10 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the year ended December 31, 2010, there were two customers each of which had total sales greater than 10% of  total net sales. Accounts receivable due from three customers amounted to 22.7% , 18.4 % and 18.0% respectively, of total accounts receivable at December 31, 2010.  During the year ended December 31, 2010, sales to government and commercial customers represented 94.2% and 5.8% of net sales for the year, respectively.

During the year ended December 31, 2009, sales to one customer which is an agency of a municipal government represented 13% of net sales and 49% of total accounts receivable at December 31, 2009. Accounts receivable due from one other customer amounted to 17% of total accounts receivable at December 31, 2009.  During the year ended December 31, 2009, sales to government and commercial customers represented 86% and 14% of net sales for the year, respectively.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, which amounted to $6,973,323 and $9,444,914, comprised approximately 60% and 65% of total revenues for the years ended December 31, 2010 and 2009, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than these two vendors that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of either of these vendors could result in a temporary disruption of the Company’s operations.

NOTE 11 – INCOME TAXES

As of December 31, 2010, the Company has approximately $2.6 million of federal and state net operating loss carry forwards available to offset future taxable income, if any, through 2030. These net operating losses begin to expire in 2026. If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict the Company’s ability to utilize these loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could become limited in future years if ownership changes were to occur as defined in the Internal Revenue Code and similar state income tax provisions. The Company files income tax returns in the U.S. Federal Jurisdictions. The Company is no longer subject to U.S. Federal Income tax examinations by tax authorities for years before 2007.

The Company’s deferred tax assets and liabilities are as follows for each of the periods presented:

	December 31,
	2010	2009

Net operating loss carry forwards	$1,006,000	$889,000
Property and Equipment	74,000	9,000
Other	2,000	—
	934,000	898,000
Valuation allowance	(934,000)	(898,000)
Net deferred tax asset	$—	$—

The Company’s recorded income tax, net of the change in the valuation allowance for each of the periods presented, is as follows:

	Years Ended December 31,
	2010	2009
Current
Federal	$—	$23,000
State	—	57,000
	—	80,000

Deferred
Federal	(30,000)	517,000
State	(6,000)	46,000
	(36,000)	563,000

Change in valuation allowance	36,000	(563,000)
	$—	$80,000

The tax provision for 2009 was due to the alternative minimum tax liability at the federal level and unusable net operating loss carryforwards at the state level.

Management has evaluated the recoverability of the deferred income tax assets and the level of the valuation allowance required with respect to such deferred income tax assets. After considering all available facts, the Company fully reserved for its deferred tax assets because it is more likely than not that their benefit will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfies the realization standard, the valuation allowance will be reduced accordingly.

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2010	2009
Expected statutory rate	34.0%	34.0%
State income tax rate, net of Federal benefit	5.9%	8.2%
Permanent differences
Other	11.1%	2.0%
	51.0%	44.2%
Valuation allowance	(51.0)%	32.0%
	—%	12.2%

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based upon that evaluation, management concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report.

(b)  Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing using criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

(c )  Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On November 4, 2010 (the “Effective Date”), the Company entered into a revolving line of credit agreement with Bank of America, N.A. (the “Bank”) whereby the Bank has provided a line of credit commitment in the amount of $500,000 to the Company.  The line of credit, which is available between the Effective Date and April 29, 2011, bears interest at a rate per year equal to the BBA LIBOR daily floating rate plus 4%.  Pursuant to the terms of the agreement, the funds borrowed under the line of credit are permitted to be used only for short term working capital.  In connection with the line of credit, the Company also entered into a security agreement with the Bank on the Effective Date, assigning and granting to the Bank a security interest in all assets of the Company securing the indebtedness of the Company to the Bank.  The indebtedness under the line of credit agreement is personally guaranteed by the Company’s chief executive officer, C.B. Brechin and president, Scott Rutherford.

On February 10, 2011, the Company’s vice president of finance, Tin Khin, provided written notice to the Company that he is retiring from the Company effective February 18, 2011.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to certain information from the Proxy Statement of the Company to be filed with the Securities and Exchange Commission in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

2.1
Agreement and Plan of Share Exchange by and between Pelican Mobile Computers, Inc. and American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.)(previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

2.2
Agreement and Plan of Merger by and between the Company and its wholly-owned subsidiary, Pelican Mobile Computers, Inc., dated October 27, 2010 (previously filed as an exhibit to the Company’s form 10-Q filed on November 2, 2010 and incorporated herein by reference)

3.1.1
Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on May 27, 1998 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.2
Certificate of Correction of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on July 17, 1998 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.3
Certificate of Amendment of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on August 11, 2004 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.5
Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. as filed with the State of Delaware on January 6, 2006 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.6
First Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on January 4, 2006 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.7
Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with State of Delaware on April 29, 2008. (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008 and incorporated herein by reference)

3.1.8
Second Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on February 4, 2010  (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2010 and incorporated herein by reference)

3.1.9
Certificate of Amendment to the Second Amended and  Restricted Certificate of Incorporation of the Company as filed with the State of Delaware on July 9, 2010 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010 and incorporated herein by reference)

3.2	Bylaws of Brekford Corp. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)
4.1
Stock Purchase Agreement by and between Brekford International Corp. and Paul Harary and Paris McKenzie TBE (Subscriber) dated January 31, 2007 (previously filed as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference)

4.2
Warrant to Purchase Brekford International Corp. Common Stock in favor of Paul Harary and Paris McKenzie TBE (Warrant Holder) dated January 31, 2007 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.3
Form of Subscription Agreement to Purchase Units of Brekford International Corp. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.4
Form of Warrant to Purchase Brekford International Corp. Common Stock by and among Brekford International Corp. and the Unit purchasers signatory thereto (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.5
Form of Registration Rights Agreement, by and among Brekford International Corp. and the Unit purchasers signatory thereto (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.6
Form of Warrant issued to Sierra Equity Group, Ltd. Inc. with respect to the Company’s March 2007 private offering closed March 30, 2007 and its assigns (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.7
Form of Warrant issued to Sierra Equity Group, Ltd. Inc. under the Investment Banking Advisory Agreement dated December 18, 2006 and its assigns (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.8
Form of Non-qualified Option Agreement to Purchase Shares of Common Stock of Brekford International Corp. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.9
Warrant issued to Trilogy Capital Partners, Inc., dated May 23, 2007 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

4.10
Form of Warrant issued to Birch Systems, LLC pursuant to the General Release and Settlement Agreement between the Company and Birch Systems, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

10.1
Lease Agreement by and between Brekford International Corp. and Greenbrier Point Partners, L.P. dated February 13, 2006 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.2
Contract by and between Pelican Mobile Computers, Inc. and the State of Maryland dated July 15, 2001 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.3
Lease Agreement by and between Brekford International Corp. and FRP Hillside LLC #3 dated May 16, 2007 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.4
Letter from Panasonic Personal Computer Company confirming Pelican Mobile Computers, Inc. as the only Maryland based Company authorized to sell the fully ruggedized line of Panasonic Notebooks to Maryland State and Local government agencies dated February 8, 2006 (previously filed as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference)

10.5
Sublease Agreement by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

10.6
Stock Purchase Agreement, effective November 4, 2009, by and between the receiver of stockholder Legisi Marketing, Inc. and certain directors of Brekford International Corp., on behalf of the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.7
Form of Promissory Note, dated November 9, 2009, in favor of certain directors of Brekford International Corp. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.8
Form of First Amendment to Unsecured Promissory Note, dated April 30, 2010, between the Company and each member of the Company’s lender group (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference)

10.9
Landlord –Tenant Lease, by and between Peppermill, Properties, LLC and Brekford Corp., dated June 1, 2010 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010 and incorporated herein by reference)

10.10	Loan and Security Agreement dated November 4, 2010 by and between Brekford Corp. and Bank of America N.A.+
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

Brekford International Corp.

Date: February 22, 2011	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer ,Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.B. Brechin	Chief Executive Officer, Chief Financial Officer, Treasurer and Director	February 22, 2011
Chandra (C.B.) Brechin

/s/ Scott Rutherford	President and Director	February 22, 2011
Scott Rutherford

/s/ Douglas DeLeaver	Director	February 22, 2011
Douglas DeLeaver

/s/ Jessie Lee, Jr.	Director	February 22, 2011
Jessie Lee, Jr.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Share Exchange by and between Pelican Mobile Computers, Inc. and American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.)(previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

2.2
Agreement and Plan of Merger by and between the Company and its wholly-owned subsidiary, Pelican Mobile Computers, Inc., dated October 27, 2010 (previously filed as an exhibit to the Company’s form 10-Q filed on November 2, 2010 and incorporated herein by reference)

3.1.1
Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on May 27, 1998 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.2
Certificate of Correction of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on July 17, 1998 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.3
Certificate of Amendment of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on August 11, 2004 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.4
Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) as filed with the State of Delaware on January 6, 2006 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.5
Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. as filed with the State of Delaware on January 6, 2006 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.6
First Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on January 4, 2006 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.7
Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with State of Delaware on April 29, 2008. (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008 and incorporated herein by reference)

3.1.8
Second Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on February 4, 2010  (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2010 and incorporated herein by reference)

3.1.9
Certificate of Amendment to the Second Amended and  Restricted Certificate of Incorporation of the Company as filed with the State of Delaware on July 9, 2010 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010 and incorporated herein by reference)

3.2	Bylaws of Brekford Corp. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)
4.1
Stock Purchase Agreement by and between Brekford International Corp. and Paul Harary and Paris McKenzie TBE (Subscriber) dated January 31, 2007 (previously filed as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference)

4.2
Warrant to Purchase Brekford International Corp. Common Stock in favor of Paul Harary and Paris McKenzie TBE (Warrant Holder) dated January 31, 2007 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.3
Form of Subscription Agreement to Purchase Units of Brekford International Corp. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.4
Form of Warrant to Purchase Brekford International Corp. Common Stock by and among Brekford International Corp. and the Unit purchasers signatory thereto (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.5
Form of Registration Rights Agreement, by and among Brekford International Corp. and the Unit purchasers signatory thereto (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.6
Form of Warrant issued to Sierra Equity Group, Ltd. Inc. with respect to the Company’s March 2007 private offering closed March 30, 2007 and its assigns (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.7
Form of Warrant issued to Sierra Equity Group, Ltd. Inc. under the Investment Banking Advisory Agreement dated December 18, 2006 and its assigns (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.8
Form of Non-qualified Option Agreement to Purchase Shares of Common Stock of Brekford International Corp. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.9
Warrant issued to Trilogy Capital Partners, Inc., dated May 23, 2007 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

4.10
Form of Warrant issued to Birch Systems, LLC pursuant to the General Release and Settlement Agreement between the Company and Birch Systems, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

10.1
Lease Agreement by and between Brekford International Corp. and Greenbrier Point Partners, L.P. dated February 13, 2006 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.2
Contract by and between Pelican Mobile Computers, Inc. and the State of Maryland dated July 15, 2001 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.3
Lease Agreement by and between Brekford International Corp. and FRP Hillside LLC #3 dated May 16, 2007 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.4
Letter from Panasonic Personal Computer Company confirming Pelican Mobile Computers, Inc. as the only Maryland based Company authorized to sell the fully ruggedized line of Panasonic Notebooks to Maryland State and Local government agencies dated February 8, 2006 (previously filed as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference)

10.5
Sublease Agreement by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

10.6
Stock Purchase Agreement, effective November 4, 2009, by and between the receiver of stockholder Legisi Marketing, Inc. and certain directors of Brekford International Corp., on behalf of the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.7
Form of Promissory Note, dated November 9, 2009, in favor of certain directors of Brekford International Corp. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.8
Form of First Amendment to Unsecured Promissory Note, dated April 30, 2010, between the Company and each member of the Company’s lender group (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference)

10.9
Landlord –Tenant Lease, by and between Peppermill, Properties, LLC and Brekford Corp., dated June 1, 2010 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010 and incorporated herein by reference)

10.10	Loan and Security Agreement dated November 4, 2010 by and between Brekford Corp. and Bank of America N.A.+
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
+             Filed herewith.