Form 10-Q
period 2011-03-31
Brekford Corp.
filed 2011-05-13
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 40,580,513 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of April 20, 2011.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$1,772,595	$1,534,317
Restricted Cash	520,000	—
Accounts receivable	1,982,742	1,621,764
Automated traffic receivables, net of allowance $7,538 and $4,800 at March 31, 2011 and December 31, 2010, respectively	433,557	131,343
Prepaid expenses	20,361	24,342
Inventory	155,073	199,332
Total current assets	4,884,328	3,511,098
Property and equipment, net	960,474	1,011,950
Other non-current assets	38,970	27,542
TOTAL ASSETS	$5,883,772	$4,550,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,499,192	$801,955
Accrued payroll and related expenses	22,647	48,411
Income taxes payable	68,937	68,937
Deferred revenue	309,536	56,416
Customer deposits	25,465	14,059
Obligations under capital leases – current portion	124,017	121,779
Deferred rent – current portion	36,061	35,087
Due to municipalities	369,260	—
Total current liabilities	2,455,115	1,146,644

LONG - TERM LIABILITIES
Notes payable – stockholders, net of discount	700,000	700,000
Obligations under capital lease, net of current portion	200,358	232,324
Notes payable - auto	17,302	19,298
Deferred rent, net of current portion	175,725	188,839
Total long-term liabilities	1,093,385	1,140,461
TOTAL LIABILITIES	3,548,500	2,287,105

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 40,580,813 issued and 40,246,498 shares outstanding, at March 31, 2011 and 40,580,813 issued and outstanding at December 31, 2010	4,059	4,059
Treasury Stock, at cost (334,015 at March 31, 2011)	(41,165)	—
Additional paid-in capital	9,853,059	9,853,059
Accumulated deficit	(7,480,681)	(7,593,633)
TOTAL STOCKHOLDERS’ EQUITY	2,335,272	2,263,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,883,772	$4,550,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2011	2010
NET REVENUE	$4,104,524	$3,360,951
COST OF REVENUE	3,351,162	2,929,999
GROSS PROFIT	753,362	430,952
OPERATING EXPENSES
Salaries and related expenses	262,520	168,261
Selling, general and administrative expenses	348,509	184,341
TOTAL OPERATING EXPENSES	611,029	352,602
INCOME FROM OPERATIONS	142,333	78,350
OTHER INCOME (EXPENSE)
Interest expense	(27,787)	(58,142)
Interest income	406	6,257
Other expense	(2,000)	—
TOTAL OTHER INCOME (EXPENSE)	(29,381)	(51,885)
NET INCOME	$112,952	$26,465
NET INCOME PER SHARE – BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	40,486,964	39,705,513
Diluted	40,486,964	49,705,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$112,952	$26,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,384	23,180
Deferred rent	(12,140)	(10,280)
Amortization of debt discount	—	36,575
Bad debt expense	2,739	—
Changes in operating assets and liabilities:
Accounts receivable	(360,978)	(1,281,095)
Automated traffic receivables, net	(304,952)
Prepaid expenses and other non-current assets	3,981	139,411
Inventory	44,259	(222,670)
Other asset	(11,428)	—
Customer deposits	11,406	9,107
Accounts payable and accrued expenses	697,237	811,861
Accrued payroll and related expenses	(25,764)	3,491
Deferred revenue	253,120	(25,000)
Due to municipalities	369,260	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	844,076	(488,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,909)	(4,644)
Restricted Cash	(520,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(532,909)	(4,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on lease obligations notes payable	(31,724)	(14,376)
Purchase of treasury stock	(41,165)	—
NET CASH USED IN FINANCING ACTIVITIES	(72,889)	(14,376)

NET INCREASE (DECREASE) IN CASH	238,278	(507,975)

CASH – Beginning of period	1,534,317	1,750,362

CASH – End of period	$1,772,595	$1,242,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$27,587	$20,712
Cash paid for incomes taxes	$2,000	$10,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010

NOTE 1 – DESCRIPTION OF THE BUSINESS

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

Brekford is a one-stop shop for vehicle upfitting, cutting edge technology and installation services.  We provide ruggedized mobile computers and video systems , bumper-to-bumper vehicle modification products and services for homeland security, law enforcement, fire and emergency vehicles.  The Brekford 360 Degree approach provides our customers with a one-stop upfitting, cutting edge technology and installation service.  The 360 Degree approach is the only stop our customers need to make to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology and then have them "ready to roll".  Our 360 Degree engineered bumper-to-bumper vehicle solution, our commitment to top quality fast reliable service, along with our streamlined purchasing process is why we believe Brekford is the best all-around vehicle and automated traffic enforcement solutions provider.

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

●
High rate of violation detection. ASE units can detect and record multiple violations per minute. This can provide a strong deterrent effect by increasing drivers’ perceived likelihood of being cited for speeding.

●
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

●	Fairness of operation. Violations are recorded for all vehicles traveling in excess of the enforcement speed threshold.

●	Efficient use of resources. ASE can act as a “force multiplier,” enhancing the influence of limited traffic enforcement staff and resources.

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

Electronic Ticketing System- Slick-Ticket

Many of today’s law enforcement agencies are struggling to balance the increasing demand from their citizens for more services with limited and/or declining budgets. One of the easiest and most cost-effective ways agencies can address this issue is by deploying an electronic ticketing, or E-Ticketing solution. Automating the ticket issuing and processing system can significantly decrease cost, increase productivity and improve officer safety.  Brekford offers a unique functionality that streamlines the data entry process even further. For agencies that have deployed a mobile data system on their mobile computers that enables officers to run background queries from national (NCIC), state, and local databases. Brekford’s solution captures the data from these mobile query files and auto-populates all of the requisite data into the citation form on the screen.  Brekford’s Slick-Ticket™ product is a fully portable over the seat organizer for public safety vehicles, specially designed to house a printer and scanner to allow law enforcement officers to quickly access driver's license and registration information as well as issue tickets, warnings and citations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Brekford include accounts of the Company and its various business units. During the year ended December 31, 2010 the existing subsidiary Pelican Mobile Computers was merged into Brekford Corp.

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

It is management’s opinion that the accompanying unaudited interim financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the results for the interim periods.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011.

The results disclosed in the Statement of Operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

Preparation of financial statements that follow accounting principles generally accepted in the United States required management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. From time to time, amounts deposited may exceed the FDIC insured limits.

Restricted Cash

Restricted cash represents cash invested in a certificate of deposit and balances of escrow accounts representing collections received from speed tickets from our automated traffic enforcement systems due to the respective municipality as of March 31, 2011. The certificate of deposit matures on July 19, 2011.

Accounts Receivable and Automated Traffic Receivables

Accounts receivable and automated traffic receivables are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company calculates the allowance based on a specific analysis of past due balances.  Past due status is based on how recently payments have been received.  Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the three months ended March 31, 2011 and 2010.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts. Revenue from extended warranties for the three months ended March 31, 2011 amounted to $ 44,219.

For automatic traffic enforcement revenue, the Company recognizes the revenue on the date that the Company determines a valid violation occurred. The Company records revenue related to automated traffic violations for the full amount of the violation.   Additionally, the amount to be paid to the respective municipality for the amount of the fine to be collected is recorded as cost of revenue.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all share-based awards on estimated fair values, net of estimated and actual forfeitures, on a straight line basis over the period during which the employee is required to provide services in exchange for the award.

Treasury Stock

The Company accounts for treasury stock using the cost method and as of March 31, 2011, 334,015 shares of our Common Stock were held in treasury at an aggregate cost of $41,165.

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

In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the company records largest amount of tax benefit with greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the accompanying Consolidated Balance Sheets. Management has not identified any uncertain tax positions in filed income tax returns that require recognitions or disclosure in the accompanying financial statements. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

Earnings per Share

Basic earnings per share are computed by dividing net income available to holders of our Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effect of potential dilutive common shares outstanding during the period. As of March 31, 2011 all potentially diluted shares are excluded from the calculation of diluted earnings per share as their impact would be anti-dilutive.

Recent Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and was effective for our fiscal year that began January 1, 2011. The adoption of ASU 2009-13 and ASU 2010-17 did not have a material impact on our financial statements.

NOTE 3 – LINE OF CREDIT AND LETTER OF CREDIT

On November 4, 2010, the Company entered into a $500,000 revolving line of credit agreement with a bank.  Under this agreement the Company may repay principal amounts and re-borrow them during the term of the agreement. Interest is payable at the rate of the BBA LIBOR Daily Floating rate plus 4%.The line of credit is collateralized by all assets of the Company and is personally guaranteed by the two principal officers of the Company. The line of credit agreement has been extended to October 31, 2011. The Company has a $520,000 letter of credit related to purchase of equipment. This letter of credit is secured by a certificate of deposit for $ 520,000. The certificate of deposit matures on May 15, 2011 and is shown as Restricted Cash on the Financial Report. As of March 31, 2011 the Company has not used this letter of credit.

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

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment and vehicles under separate non-cancelable equipment loan and security agreements.  The agreements mature in July 2012, June 2013, October 2013 and January 2015. The agreements require various monthly payments and are secured by the assets under lease.  As of March 31, 2011 and 2010, capital lease assets of $358,965 and $380,879, respectively, net of accumulated amortization of $47,607 and $25,693, respectively are included in property and equipment on the consolidated balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring in March 2011, June 2013 and January 2015.

The Company records rent expense over the term of the lease on a straight-line basis, less amounts received under sub-lease arrangements. Rent expense amounted to $52,382 and $52,153 for the three months ended March 31, 2011 and 2010, respectively.

The Company leased approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a 3-year lease with Peppermill. This lease expires on June 30, 2013.

Beginning in November 2008, the Company entered into a sub-lease arrangement with certain former employees of the Company, which expired on March 31, 2011.  The sub-lease arrangement requires various monthly payments ranging from $3,091 to $3,353, and is recorded in rent expense, net of sub-lease expense.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the three months ended March 31, 2011, sales to three customers which are agencies of state or local governments represented 30%, 14% and 10% respectively, of net sales. Accounts receivable due from two customers amounted to 53% and 7% of total accounts receivable at March 31, 2011.

During the three months ended March 2010, sales to two customers which are agencies of state or local governments represented 39% and 14% respectively, of net sales. Accounts receivable due from these customers amounted to 53% and 10% of total accounts receivable at March 31, 2010.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers amounted to 67% and 60% of total revenues for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and 2010, accounts payable due to this distributor amounted to 77% and 67% of total accounts payable, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than this vendor that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of this vendor could result in a temporary disruption of the Company’s operations.

NOTE 7 - STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

The Company repurchased the following Common Stock in open market transactions during the quarter ended March 31, 2011 under this program:

	Total Number of Securities Purchased	Average Price Paid per Share	Cost of Shares Purchased as Part of Publicly Announced Plans or Programs

January 1, 2011	—	—	$—
Shares Purchased January 1, 2011 to March 31, 2011	334,015	0.13	41,165
March 31, 2011	334,015		$41,165

The shares repurchased were held as treasury stock as of March 31, 2011.

NOTE 8 – SHARE-BASED COMPENSATION

The Company has issued restricted stock, warrants and granted non-qualified stock options to certain employees and non- employees at the discretion of the board of directors. On April 25, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “Plan”). All stock options granted to the employees prior to the approval of the Plan have exercise prices that are less or equal to the fair value of the underlying stock at the date of grant and have terms of ten  years. To date, there have been no stock option grants under the Plan. The Company reserves Common Stock for future issuance for restricted stock awards, stock options, and warrants.

Common Stock Purchase Warrants

For the three months ended March 31, 2011 and 2010, there was no share-based compensation expense for common stock purchase warrants. As of March 31, 2010, there are no unvested common stock purchase warrants.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2011	4,595,000	$0.31	1.17
Granted	-	-	-
Forfeited or expired	-	-	-
Exercised	-	-	-
Outstanding & exercisable at March 31, 2011	4,595,000	$0.31	0.92

NOTE 9 – SEGMENT REPORTING

We have two reportable segments, 360 Degree solutions and automated traffic enforcement programs. The 360 Degree segment has four operating segments (360 Degree Vehicle Solution, vehicle upfitting, In Car Mobile Video System and Rugged Mobile Data Solutions, Electronic Ticketing System- Slick-Ticket) and are aggregated under one reportable segment, 360 Degree solutions. The automated traffic enforcement reporting segment has two operating segments Speed and Red light traffic enforcement programs.

These reportable segments are strategic business units managed separately because the business units utilize two distinct distribution and marketing strategies. Our operating segments are aggregated for reporting purposes due to the fact that our product and services are interdependent for economies of scale and we do not maintain fully allocated income statements at the service level.

	360º Solutions		Automated traffic Enforcement program
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010

Revenue	$3,019,954	$3,360,951	$1,084,570	$—

Cost of Revenue	2,607,131	2,929,999	744,031	—

Gross Profit	412,823	430,952	340,539	—

Operating and other expenses
Salaries and related expenses	159,085	168,261	103,435	—
Selling, general and administrative expenses	154,452	161,161	129,764	—
Depreciation expense	28,601	23,180	35,782
Other expense	29,381	51,885	—
Total operating and other expense	371,519	404,487	268,891	—
NET INCOME	$41,304	$26,465	$71,648	$—

Property and Equipment, net	$321,704	414,296	$638,770	—

NOTE 10 – INVENTORY

As of March 31, 2011 and December 31, 2010 inventory consisted of the following

	March 31, 2011	December 31, 2010
Raw Materials	$155,073	$199,332
Work in Process	—	—
Total Inventory	$155,073	$199,332

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford Corp. (Brekford Corp. is referred to as the “Company”) for the three months ended March 31, 2011 and 2010, respectively, and the financial condition of the Company at March 31, 2011. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2010 filed with its Annual Report on Form 10-K on March 1, 2011.

Forward-Looking Statements

Statements included in this Quarterly Report filed on Form 10-Q (“Form 10-Q”) that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our growth and actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) the effects of adverse general economic conditions, both within the United States and globally, (iv) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts, and (v) the availability of debt and equity financing in view of the weakened national economy. Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 and 2010 Compared

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

	Three Months Ended March 31,		(Decrease) / Increase
	2011	2010	$	%
Revenues	$4,104,524	$3,360,951	$743,573	22.12%

Cost of Sales	3,351,162	2,929,999	421,163	14.37%

Gross Profit	$753,362	$430,952	$322,411	74.81%

Gross Profit Percentage of Revenue	18.35%	12.82%

Revenues

Revenues for the three months ended March 31, 2011 amounted to $4,104,524 as compared to revenues of  $3,360,951 for the three months ended March 31, 2010, representing an increase of $743,573 or 22.12%.  The change is due to an increase in laptop sales and due to new revenue streams from the automatic traffic enforcement program started in the fourth quarter of 2010.

Cost of Sales

Cost of sales for the three months ended March 31, 2011 amounted to $3,351,162 as compared to $2,929,999 for the three months ended March 31, 2010, an increase of $ 421,163 or 14.37%, primarily due to the increase in sales of laptops and installations and due to revenue streams from the automatic traffic enforcement program during the three months ended March 31, 2011.

Gross profit for the three months ended March 31, 2011 amounted to $753,363 as compared to $430,952 for the three months ended March 31, 2010, an increase of $322,411 or 74.81% primarily due to an increase in the profit margins from automated traffic revenue.

Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2011	2010	$	%
OPERATING EXPENSES
Salaries and related expenses	$262,520	$168,261	$94,259	56.01%
Selling, general and administrative expenses	348,509	184,341	164,168	89.05%
Total operating expenses	611,029	352,602	258,427	73.29%

Salaries and Related Expenses

Salaries and wages for the three months ended March 31, 2011 amounted to $262,520 as compared to $168,261 for the three months ended March 31, 2010, a increase of  $94,259 or 56.02% due to an increase in staff for the automated traffic enforcement program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 amounted to $348,509 as compared to $184,341 for the three months ended March 31, 2010 due to increased operating costs for the automatic traffic enforcement program.

Net Income

Net income for the three months ended March 31, 2011 amounted to $112,952 compared to $26,465 for the three months ended March 31, 2010, an increase of $86,486 or 326.78% primarily due to an increase in gross profit margins and decrease in interest expenses.

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, we had total current assets of $4.9 million and current liabilities of $2.5 million resulting in a working capital surplus of $2.4 million.

The Company reported net income of $112,952 for the three months ended March 31, 2011 and its accumulated deficit reduced to $(7,480,681) at March 31, 2011. Cash flows provided by operations for the three months ended March 31, 2011 were $844,076.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months and available from its $500,000 revolving line of credit facility will be sufficient to sustain the business through at least April 1, 2012.  While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current weakened economic conditions or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The weakened economy could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2010, our most critical accounting policies and estimates upon which our fiscal status depends were identified as those relating to accounts receivables allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We reviewed our polices and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of March 31, 2011. Based on the evaluation as of March 31, 2011, the Principal Executive Officer and Financial Officer of the Company has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The repurchases provided in the table below were made during the quarter ended March 31, 2011:

	Total Number of Securities Purchased	Average Price Paid per Share	Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan

January 1 to January 31	—	$—	$—	$500,000
February 1 to February 28	65,000	0.14	9,400	490,600
March 1 to March 31	269,015	$0.12	$32,065	$458,535

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

ITEM 5.  OTHER INFORMATION

On March 29, 2011, the Company entered into Amendment No. 1 to its loan agreement, dated as of November 4, 2010, with Bank of America, N.A (the “Amendment”)

The Amendment, among other things, extends the line of credit facility maturity date to October 31, 2011, with respect to $500,000 of revolving commitments, and amends the interest rate to a rate per year equal to the BBA LIBOR Daily Floating Rate plus 5.25%.

The foregoing description of the Amendment is only a summary, does not purport to be complete and is qualified in its entirety by reference to the copy of the Amendment filed herewith as Exhibit 10.1 which is incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1, dated as of March 29, 2011, to the loan agreement dated November 4, 2010, between Bank of America, N A and the Company.+

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
_____________
+         Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brekford International Corp.

Date: May 13, 2011	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1, dated as of March 29, 2011, to the loan agreement dated November 4, 2010, between Bank of America, N A and the Company.+

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
______________
+         Filed herewith