Form 10-Q
period 2011-06-30
Brekford Corp.
filed 2011-07-28
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-52719
———————
Brekford Corp.
(Exact name of registrant as specified in its charter)
———————

Delaware	20-4086662
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

7020 Dorsey Road, Hanover, Maryland 21076
(Address of Principal Executive Office) (Zip Code)

(443) 557-0200
(Registrant’s telephone number, including area code)
N/A
(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 40,797,198 shares of Common Stock, par value $0.0001 per share (“Common Stock”) outstanding as of July 27, 2011.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$1,819,217	$1,534,317
Accounts receivable	2,477,533	1,621,764
Receivables from citations issued, net of allowance $33,457 and $4,800 at June 30, 2011 and December 31, 2010, respectively	932,816	276,255
Prepaid expenses	24,061	24,342
Inventory	211,822	199,332
Total current assets	5,465,449	3,656,010
Property and equipment, net	1,551,357	1,011,950
Other non-current assets	25,316	27,542
TOTAL ASSETS	$7,042,122	$4,695,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,480,440	$801,955
Accrued payroll and related expenses	26,755	48,411
Income taxes payable	68,937	68,937
Deferred revenue	265,316	56,416
Customer deposits	24,493	14,059
Obligations under capital leases – current portion	303,607	121,779
Deferred rent – current portion	37,522	35,087
Payables from citations issued to agency, net	647,458	144,912
Total current liabilities	2,854,528	1,291,556

LONG - TERM LIABILITIES
Notes payable – stockholders, net of discount	700,000	700,000
Obligations under capital lease, net of current portion	584,997	232,324
Notes payable - auto	15,305	19,298
Deferred rent, net of current portion	163,003	188,839
Total long-term liabilities	1,463,305	1,140,461
TOTAL LIABILITIES	4,317,833	2,432,017

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 41,400,513 issued and 40,797,198 shares outstanding, at June 30, 2011 and 40,580,813 issued and outstanding at December 31, 2010	4,140	4,059
Treasury Stock, at cost 603,315 shares at June 30, 2011 and none at December 31, 2010	(79,331)	—
Additional paid-in capital	9,948,078	9,853,059
Accumulated deficit	(7,148,598)	(7,593,633)
TOTAL STOCKHOLDERS’ EQUITY	2,724,289	2,263,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,042,122	$4,695,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

NET SALES	$4,860,025	$3,519,072	$8,964,549	$6,880,023

COST OF SALES	3,813,569	3,038,088	7,164,731	5,968,087

GROSS PROFIT	1,046,456	480,984	1,799,818	911,936

OPERATING EXPENSES
Salaries and related expenses	333,542	264,951	596,062	433,212
Selling, general and administrative expenses	354,820	189,686	703,329	374,027

TOTAL OPERATING EXPENSES	688,362	454,637	1,299,391	807,239

INCOME FROM OPERATIONS	358,094	26,347	500,427	104,697

OTHER INCOME (EXPENSE)
Interest expense	(27,400)	(21,718)	(55,187)	(79,859)
Interest income	1,390	4,143	1,795	10,400
Other expense	—	—	(2,000)	—

TOTAL OTHER INCOME (EXPENSE)	(26,010)	(17,575)	(55,392)	(69,459

NET INCOME	$332,084	$8,772	$445,035	$35,238

NET INCOME PER SHARE – BASIC AND DILUTED	$0.01	$0.00	$0.01	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	40,629,301	40,063,846	40,558,526	39,884,680
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	41,308,314	40,063,846	40,692,007	39,884,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$445,035	$35,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	132,960	46,467
Share based compensation	95,100	—
Deferred rent	(23,401)	(20,560)
Share-based legal settlement	—	45,000
Amortization of debt discount	—	36,575
Bad debt expense	33,457	—
Changes in operating assets and liabilities:
Accounts receivable	(855,769)	(1,099,985)
Receivables from citations issued, net	(690,018)	—
Prepaid expenses and other non-current assets	281	140,452
Inventory	(12,490)	302,055
Other asset	2,226	(61,788)
Customer deposits	10,434	(16,555)
Accounts payable and accrued expenses	678,485	488,254
Accrued payroll and related expenses	(21,656)	3,725
Deferred revenue	208,900	(25,000)
Income tax payable	—	(10,520)
Payables from citations issued to agency, net	502,546	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	506,090	(136,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(672,367)	(53,531)
NET CASH USED IN INVESTING ACTIVITIES	(672,367)	(53,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital financing	624,000	—
Principal payments on lease obligations notes payable	(93,492)	(16,200)
Purchase of treasury stock	(79,331)	—
NET CASH PROVIDED BY ( USED IN) FINANCING ACTIVITIES	451,177	(16,200)

NET INCREASE (DECREASE) IN CASH	284,900	(206,373)

CASH – Beginning of period	1,534,317	1,750,362

CASH – End of period	$1,819,217	$1,543,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$55,187	$21,914
Cash paid for incomes taxes	$2,000	$10,520
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES
Reversal of Unamortized Discount on Notes Payable	$—	$242,055
Notes Payable-Auto	$—	$23,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford Corp. (OTCBB; OTCQB: BFDI) is a leading homeland technology service provider of fully integrated vehicle installation services, rugged mobile information technology solutions, and automated traffic safety enforcement systems geared towards mission critical operations. Depending upon the context, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us,” refers to Brekford Corp.  Brekford is an established company which has provided services for more than a decade, to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Brekford provides these departments and agencies with an end-to-end suite of rugged mobile information technology (IT), vehicle upfitting services, and automated traffic safety photo enforcement technology solutions.

Brekford is a one-stop shop with its unique 360° approach to vehicle upfitting installations, cutting edge rugged mobile technology, and automated traffic enforcement services for jurisdictions in the United States. We provide bumper-to-bumper vehicle modification and automated traffic enforcement products, road safety camera programs, including red light and speed photo enforcement systems, and back office processing services. The Brekford 360° approach provides our customers with a one stop engineered solution.  Our commitment to top quality services, along with the core values that our employees strongly uphold: integrity, accountability, respect, excellence and teamwork, is why we believe Brekford is the premier all around vehicle upfitter and automated traffic safety technology solutions provider.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Brekford include accounts of the Company and its various business units. During the year ended December 31, 2010 our subsidiary, Pelican Mobile Computers was merged into Brekford Corp.

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011.

The results disclosed in the Statement of Operations for the three or six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or any other period.

Use of Estimates

Preparation of financial statements that follow accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year balance sheet and statement of cash flow to conform to the current year presentation. These reclassifications had no impact on previously reported net income or retained earnings.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. From time to time, amounts deposited may exceed the FDIC insured limits.

Accounts Receivable and Receivables from citations issued

Accounts receivable and receivables from citations issued are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company calculates the allowance based on a specific analysis of past due balances.  Past due status is based on how recently payments have been received.  Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers.

Inventory

Inventory principally consists of hardware and third-party packaged software that is modified to conform to customer specifications and held temporarily until the completion of a contract. These amounts are stated at lower of first-in, first-out (“FIFO”), cost or market.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were $10,058 for the six months ended June 30, 2011 and insignificant in 2010.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts. Revenue from extended warranties for the six months ended June 30, 2011 amounted to $ 88,439.

For automatic traffic enforcement revenue, the Company recognizes the revenue on the date that the Company mails the valid violation. The Company records revenue related to automated traffic violations for the full amount of the violation.   Additionally, the amount to be paid to the respective municipality for the amount of the fine to be collected is recorded as cost of revenue.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all share-based awards on estimated fair values, net of estimated and actual forfeitures, on a straight line basis over the period during which the employee is required to provide services in exchange for the award.

Treasury Stock

The Company accounts for treasury stock using the cost method and as of June 30, 2011, 603,315 shares of our Common Stock were held in treasury at an aggregate cost of $79,331.

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

The Company continues to maintain a valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits.

Earnings per Share

Basic earnings per share are computed by dividing net income available to holders of our Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effect of potentially dilutive common shares outstanding during the period.

Recent Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standard Board (“FASB”) issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, (“ASU 2009-13”), which applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities. In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method, (“ASU 2010-17”), which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. These pronouncements are codified in ASC Topic 605, Revenue Recognition, and was effective for our fiscal year that began January 1, 2011. The adoption of ASU 2009-13 and ASU 2010-17 did not have a material impact on our financial statements.

From time to time, new accounting pronouncements are issued by FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

NOTE 3 – LINE OF CREDIT

On November 4, 2010, the Company entered into a $500,000 revolving line of credit agreement with a bank.  Under this agreement the Company may repay principal amounts and re-borrow them during the term of the agreement. Interest is payable at the rate of the BBA LIBOR Daily Floating rate plus 4%.The line of credit is collateralized by all assets of the Company and is personally guaranteed by the two principal officers of the Company. The maturity date for the line of credit agreement has been extended to October 31, 2011. As of June 30, 2011, the Company has not used this line of credit.

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

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment and vehicles under separate non-cancelable equipment loan and security agreements.  The agreements mature in July 2012, October 2013 and November 2014. The agreements require various monthly payments and are secured by the assets under lease.  As of June 30, 2011 and December 31, 2010, capital lease assets of $963,162 and $380,879, respectively, net of accumulated amortization of $67,410 and $25,693, respectively are included in property and equipment on the consolidated balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring June 2013 and January 2015.

The Company records rent expense over the term of the lease on a straight-line basis. Rent expense amounted to $84,967 and $93,261 for the six months ended June 30, 2011 and 2010, respectively.

The Company leases approximately 2,500 square feet of office space from a related party. Rent expense amounted to $21,720 and $2,550 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the six months ended June 30, 2011, sales to two major governmental agencies represented 21.13% and 16.31% respectively, of net sales. Accounts receivable due from two customers amounted to 34% and 12% of total accounts receivable at June 30, 2011.

During the six months ended June 30, 2010, sales to two major governmental agencies represented 29.8% and 10.7% respectively, of net sales. Accounts receivable due from these customers amounted to 30.2% and 17.1% of total accounts receivable at June 30, 2010.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers amounted to 57% and 69% of total revenues for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and 2010, accounts payable due to this distributor amounted to 69.65% and 59.3% of total accounts payable, respectively.

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

The Company repurchased the following Common Stock in open market transactions during the six months ended June 30, 2011 under this program:

	Total Number of Securities Purchased	Average Price Paid per Share	Cost of Shares Purchased as Part of Publicly Announced Plans or Programs

January 1, 2011	—	—	$—
Shares Purchased January 1, 2011 to June 30, 2011	603,315	0.14	79,331
June 30, 2011	603,315		$79,331

The shares repurchased were held as Treasury stock as of June 30, 2011.

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

Common Stock Purchase Warrants

For the three and six months ended June 30, 2011 and 2010, there was no share-based compensation expense for common stock purchase warrants. As of June 30, 2011, there are no unvested common stock purchase warrants.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2011	4,595,000	$0.31	1.17
Granted	-	-	-
Forfeited or expired	-	-	-
Exercised	-	-	-
Outstanding & exercisable at June 30, 2011	4,595,000	$0.31	0.67

Restricted Stock Grants

For the six months ending June 30, 2011, Company granted an aggregate of 820,000 shares of restricted stock to the directors and to one of its key employees in consideration of services rendered and part of an employment agreement. The weighted average value of the shares amounted to $0.12 per share based upon the closing price of shares of the Company’s Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $95,100 in share-based compensation expense during period ending June 30, 2011 related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value
Nonvested restricted stock at January 1, 2011	—	$—
Granted	820,000	0.12
Vested	(820,000)	—
Forfeited or expired	—	—
Nonvested restricted stock at June 30, 2011	—	$—

NOTE 9 – INVENTORY

As of June 30, 2011 and December 31, 2010 inventory consisted of the following

	June 30, 2011	December 31, 2010
Raw Materials	$211,822	$199,332
Work in Process	—	—
Total Inventory	$211,822	$199,332

NOTE 10 – EARNINGS PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed by adjusting the denominator of the basic income per share computation for the effect of all dilutive potential common shares outstanding during the period. For the three and six month periods ended June 30, 2011 and 2010 common stock equivalents of 4,595,000 shares and 9,595,000 shares, respectively are not included in the calculation of diluted earnings per common share due to their antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic Net income per share
Net Income	$332,084	$8,772	$445,036	$35,238
Weighted average common shares outstanding	40,629,301	40,063,846	40,558,526	39,884,680
Basic net income per share	$0.01	$0.00	$0.01	$0.00

Diluted net income per share
Net Income	$332,084	$8,772	$332,084	$35,238
Weighted average common shares outstanding	40,629,301	40,063,846	40,558,526	39,884,680
Potential dilutive securities	679,012	—	133,482	—
Weighted average common shares outstanding – assuming dilution	41,308,314	40,063,846	40,692,007	39,884,680
Diluted net income per share	$0.01	$0.00	$0.01	$0.00

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford Corp. (Brekford Corp is referred to as the “Company”) for the three and six months ended June 30, 2011 and 2010, respectively, and the financial condition of the Company at June 30, 2011. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2010 filed with its Annual Report on Form 10-K on March 1, 2011.

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

Overview

Brekford Corp. (OTCBB; OTCQB: BFDI) is a leading homeland technology service provider of fully integrated vehicle installation services, rugged mobile information technology solutions, and automated traffic safety enforcement systems geared towards mission critical operations. Brekford is an established company which has provided services, for more than a decade to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Brekford provides these departments and agencies with an end-to-end suite of rugged mobile information technology (IT), vehicle upfitting services, and automated traffic safety photo enforcement technology solutions.

Brekford is a one-stop shop with its unique 360° approach to vehicle upfitting installations, cutting edge rugged mobile technology, and automated traffic enforcement services for jurisdictions in the United States. We provide bumper-to-bumper vehicle modification and automated traffic enforcement products, road safety camera programs, including red light and speed photo enforcement systems, and back office processing services. The Brekford 360° approach provides our customers with a one stop engineered solution.  Our commitment to top quality services, along with the core values that our employees strongly uphold: integrity, accountability, respect, excellence and teamwork, is why we believe Brekford is the premier all around vehicle upfitting and automated traffic safety technology solutions provider.

Products and Services

Public safety is a major concern for most communities – especially as populations grow and many public safety budgets have been reduced. One way to help make streets safer while reducing workload is a well-run photo red light or speed enforcement program. The objective of photo enforcement is to help reduce the incidences of aggressive driving through voluntary compliance. Revenue generated from fines routinely goes directly back into supporting other public safety initiatives.

In a 1999 study using a sample of 4,526 police reports on public roads in four urban areas, the study showed that twenty-two (22%) percent of these crashes were caused by the driver running a traffic control device. (Synthesis and Evaluation of Red-Light Running Automated Enforcement Programs in the United States. FHWA-IF-00-004, Sep. 1999). The study also showed that motorists are more likely to be injured in crashes involving red light running than in other types of crashes. Forty-five percent (45%) of red light running crashes cause injuries, compared to thirty (30%) percent for other types of crashes.

Speeding and red-light running is estimated to cause more than 180,000 crashes every year, resulting in approximately 1,000 deaths and 90,000 injuries a year. Although opposition to red light cameras cite the increase in rear end collisions as cause for disapproval of cameras, a recent study conducted by the Insurance Institute for Highway Safety, (Feb. 2008) reported that red-light cameras reduce front-into-side collisions and overall injury crashes. Because the types of crashes prevented by red light cameras tend to be far more severe than rear-end crashes, research has shown there is a positive aggregate benefit. Photo enforcement solutions can reduce collisions, injuries and deaths by providing a useful tool for municipalities and law enforcement agencies – without unduly taxing drivers who do not break the law. Today, nearly 400 communities across the United States operate red- light or speed camera enforcement programs.

Brekford’s Automated Traffic Enforcement Group (ATEG) offers intersection safety (red-light), photo speed, work zone and school bus enforcement programs with a complete suite of program support solutions.  Assembling a team of industry professionals with the most experience in this field, we have since developed equipment and a full turn-key solution that will ensure the success of any program.  Having the advantage of a team of experience, we have created and implemented some of the most cutting-edge features into our design – while constructing end-to-end systems specifically with our clients’ needs in mind.

Automatic Traffic Enforcement Safety - Photo Speed & Red-light Enforcement

Automatic traffic enforcement systems are one of a wide range of measures that are effective at reducing vehicle speeds and crashes. The automated speed enforcement (ASE) system is an enforcement technique with one or more motor vehicle sensors producing recorded images of motor vehicles traveling at speeds above a defined threshold. Images captured by the ASE system are processed and reviewed in an office environment and violation notices are mailed to the registered owner of the identified vehicle. ASE is a method of traffic speed enforcement that is used to detect speeding violations and record identifying information about the vehicle. Violation evidence is processed and reviewed and violation notices are delivered to the registered owners. ASE, if used, is one technology available to law enforcement as a supplement and not a replacement for traditional enforcement operations. Evaluations of ASE, both internationally and in the United States have identified some advantages over traditional speed enforcement methods. These include:

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

Electronic Ticketing System- Slick-Ticket ™

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

Brekford offers a unique functionality that streamlines the data entry process even further.  Many law enforcement agencies that have deployed a mobile data system run background queries from national (NCIC), state, and local databases and Brekford’s solution captures the data from these mobile query files and auto-populates all of the requisite data into the electronic citation (E-Tix) form on the screen.  Brekford’s Slick-Ticket ™ product is a fully portable, over-the-seat organizer for public safety vehicles, specially designed to house a printer and scanner to allow law enforcement officers to quickly access driver's license and registration information as well as issue tickets, warnings and citations.

      Rugged Information Technology Solutions –Mobile Data & Digital Video

Law enforcement agency, fire department and EMS personnel have unique requirements for fleet vehicle upfitting and IT equipment to include characteristics such as ruggedness and reliability. The equipment must be able to work in extreme environments that include high levels of vibration and shock, wide temperature ranges, varying humidity, electromagnetic interference as well as voltage and current transients. Our rugged and non-rugged IT products and mobile data communication systems provide public safety workers with the unique functionalities necessary to enable effective response to emergency situations.

For more than a decade, Brekford has been a distributor for most major brands in the mobile technology arena. We handle everything from Panasonic Toughbooks® and Arbitrator® digital video systems to emergency lighting systems and wireless technology.  We believe we have all of the high-end products our customers need to handle their day to day operations and protect the public they serve. Every product we sell is tested by highly trained technicians and guaranteed to work in even the most extreme conditions. We specialize in seamlessly incorporating custom built solutions within existing networks. We deliver our end-to-end solutions with service programs that work for agencies large and small, from turn-key drop shipping to municipal leases. Our commitment is to design and deliver solutions that meet or exceed industry standards for safety, ergonomics, reliability, serviceability and uniformity.

 We develop integrated, interoperable, feature-rich mobile systems enabling first responders, police, fire and EMS, to obtain and exchange information in real time. The rapid dissemination of real time information is critical to determine and assure timely and precise resource allocation by public sector decision makers. As a premiere Panasonic Toughbook partner, we augment these rugged laptops by designing and manufacturing vehicle mounting systems and docking stations for in-vehicle communications equipment. From rugged laptop computers, tablets and hand-helds, GPS terminals, two-way radios, and full console systems, we provide ergonomically sound mounting products with full port replication.

Toughbook Arbitrator is a rugged revolution in law enforcement video capture. The fully integrated system offers unparalleled video capture (up to 360 degrees), storage and transfer, and is designed to work with back-end software for seamless video management, including archiving and retrieving.  Brekford augments this solution with an Automatic License Plate Reader (ALPR / LPR), an image-processing technology used to identify vehicles by their license plates.  License Plate Readers (LPRs) can record plates at about one per second at speeds of up to 70 MPH and they often utilize infrared cameras for clarity and to facilitate reading at any time of day or night. The data collected can either be processed in real-time, at the site of the read, or it can be transmitted to remote centers and processed at a later time.

360° Vehicle Solution- Upfitting

The Brekford 360° vehicle solution provides complete vehicle upfitting, mobile data and video solutions including municipal financing and leasing services for agencies. The 360° vehicle solutions approach provides customers with a one-stop upfitting, cutting edge technology and installation service. The 360° approach is the only stop our customers need to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology, and then have them "ready to roll". Our mission is to provide and install equipment that ensures safe and efficient mission critical vehicles while incorporating the latest technological advances. We adhere to strict quality control procedures and provide comprehensive services. The Brekford certified installation team provides our customers the highest level of expertise and service from inception to completion, including maintenance and upgrades.

We distinguish ourselves by truly being a “one-stop shop” for vehicle upfitting, cutting edge technology, and installation services.  Unlike our competitors, we provide customers with one place to purchase law enforcement vehicles that are not only upfitted with the traditional lights and sirens but also with rugged IT hardware and communications equipment.  Our 360° engineered bumper-to-bumper vehicle solution, our commitment to top quality, fast, reliable service, along with our streamlined purchasing process is why we believe Brekford is the best all around vehicle and automated traffic enforcement technology solutions provider.

Results of Operations

Results of Operations for the Six Months Ended June 30, 2011 and 2010 Compared

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

	Six Months Ended June 30,		(Decrease) / Increase
	2011	2010	$	%
Revenues	$8,964,549	$6,880,023	$2,084,526	30.30%

Cost of Sales	7,164,731	5,968,087	1,196,645	20.05%

Gross Profit	$1,799,818	$911,936	$887,882	97.36%

Gross Profit Percentage of Revenue	20.08%	13.25%	6.83%

Revenues

Revenues for the six months ended June 30, 2011 amounted to $8,964,549 as compared to revenues of $6,880,023 for the six months ended June 30, 2010, representing an increase of $2,084,526 or 30.30%.  The change is due to an increase in sales for electronic ticketing systems and automatic traffic enforcement programs, offset by a decrease in sales of Rugged IT Products.

Cost of Sales

Cost of sales for the six months ended June 30, 2011 amounted to $7,164,731 as compared to $5,968,087 for the six months ended June 30, 2010, an increase of $ 1,196,645 or 20.05%, primarily due to sales for electronic ticketing systems, rugged IT products and increase in cost for automatic traffic enforcement programs.

 Gross Profit

Gross profit for the six months ended June 30, 2011 amounted to $1,799,818 as compared to $911,936 for the six months ended June 30, 2010, an increase of $887,882 or 97.36% primarily due to an increase in the profit margins from electronic ticketing systems and automated traffic revenue.

Expenses

	Six Months Ended June 30,		Increase / (Decrease)
	2011	2010	$	%
OPERATING EXPENSES
Salaries and related expenses	$596,062	$433,212	$162,850	37.59%
Selling, general and administrative expenses	703,329	374,027	329,302	88.04%
Total operating expenses	$1,299,391	$807,239	$492,152	60.97%

Salaries and Related Expenses

Salaries and wages for the six months ended June 30, 2011 amount to $596,062 as compared to $433,212 for the six months ended June 30, 2010, an increase of  $162,850 or 37.59% due to increases related to the expansion of the Company’s product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 amounted to $703,329 as compared to $374,027 for the six months ended June 30, 2010, an of $329,301 or 88.04% due to increase in costs for the expanding operations of the business.

Net Income

Net income for the six months ended June 30, 2011 amounted to $445,035 compared to $35,238 for the six months ended June 30, 2010, an increase of $409,797 or 1162.96% primarily due to higher gross profit margins in the Company’s suite of products.

Results of Operations for the Three Months Ended June 30, 2011 and 2010 Compared

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

	Three Months Ended June 30,		Increase
	2011	2010	$	%
Revenues	$4,860,025	$3,519,072	$1,340,953	38.11%

Cost of Sales	3,813,569	3,038,088	775,482	25.53%

Gross Profit	$1,046,456	$480,984	$565,472	117.57%

Gross Profit Percentage of Revenue	21.53%	13.67%	7.86%

Revenues

Consolidated revenues for the three months ended June 30, 2011 amounted to $4,860,025 as compared to revenues of $3,519,072 for the three months ended June 30, 2010, an increase of $1,340,953 or 38.11%. The change is due to an increase in sales of electronic ticketing systems and automatic traffic enforcement program.

Cost of Sales

Cost of sales for the three months ended June 30, 2011 amounted to $3,813,569 as compared to $3,038,088 for the three months ended June 30, 2010, an increase of $775,482 or 25.53%, primarily due to an increase costs for electronic ticketing systems and for the automatic traffic enforcement program.

Expenses

	Three Months Ended June 30,		Increase / (Decrease)
	2011	2010	$	%
OPERATING EXPENSES
Salaries and related expenses	$333,542	$264,951	$68,591	25.88%
Selling, general and administrative expenses	354,820	189,686	165,134	87.05%
Total operating expenses	$688,362	$454,637	$233,725	51.40%

Salaries and related expenses

Salaries and wages paid in cash for the three months ended June 30, 2011 amounted to $ 333,542 as compared to $264,951 for the three months ended June 30, 2010, an increase of $68,591 or 25.88%. The increase is primarily due to salaries and expenses for the expansion of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 amounted to $354,820 as compared to $189,686 for the three months ended June 30, 2010, an increase of $165,133 or 87.05% due to  an increase in costs for the expanded operations of the business.

Net Income

Net income for the three months ended June 30, 2011 amounted to $332,084 compared to $8,772 for the three months ended June 30, 2010, an increase of $323,312 or 3685.72% primarily due to higher gross profit margins in the Company’s suite of products. The Company also recognized stock based compensation expense of $95,100 in the quarter ended June 30, 2011 for an aggregate of 820,000 shares of restricted Common Stock that it issued to two members of the board of directors and an employee as equity incentive compensation.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had total current assets of $5.5 million and current liabilities of $2.9 million resulting in a working capital surplus of $2.6 million.

The Company reported net income of $445,035 for the six months ended June 30, 2011 and its accumulated deficit reduced to $7,148,598 at June 30, 2011. Cash flows provided by operations for the six months ended June 30, 2011 were $506,090.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months and available from its $500,000 revolving line of credit facility will be sufficient to sustain the business through at least April 1, 2012.  While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that circumstances, such as the current economic crisis, or other unforeseen circumstances will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current weakened economic conditions or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The weakened economy could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Management expects to incur an increase in working capital requirements for the Company’s business expansion but expects to cover the requirements of this expansion with funds it anticipates to generate in its operations and capital financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2010, our most critical accounting policies and estimates upon which our fiscal status depends were identified as those relating to accounts receivables allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We reviewed our polices and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of June 30, 2011. Based on the evaluation as of June 30, 2011, the Principal Executive Officer and Financial Officer of the Company has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended June 30, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)      During the period ended June 30, 2011, the board of directors authorized and ratified the issuance of an aggregate of 820,000 shares of restricted Common Stock to two board members and an employee as equity incentive compensation for past and future services rendered to the Company.

(b)      The issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. The board members are considered to be accredited investors under the Securities Act and the employee has access to information concerning the Company. The restricted stock agreements pursuant to which the shares were granted provide that the certificates will bear a restrictive legend indicating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

(c)      The repurchases provided in the table below were made during the quarter ended June 30, 2011:

	Total Number of Securities Purchased	Average Price Paid per Share	Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value that May Yet Be Purchased Under the Plan

April 1 to April 30	90,000	$0.13	$11,250	$447,585
May 1 to May 31	169,300	0.15	25,091	422,494
June 1 to June 30	10,000	0.18	1,825	420,669

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

ITEM 5.  OTHER INFORMATION

During June 2011, the compensation committee of the board of directors of the Company approved a salary increase of the chief executive officer, from $135,000 to $200,000 per year, and of the president, from $135,000 to $185,000 per year. The effective date of the increases has not yet been determined.

ITEM 6.  EXHIBITS

Exhibit Number	Description

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

Brekford Corp.

Date: July 27, 2011	By:	/s/ C.B. Brechin
C.B. Brechin
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