Form 10-Q
period 2011-09-30
Brekford Corp.
filed 2011-11-01
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 40,642,198 shares of Common Stock, par value $0.0001 per share (“Common Stock”) outstanding as of October 20, 2011.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$2,237,462	$1,534,317
Accounts receivable	1,890,842	1,621,764
Receivables from citations issued, net of allowance $240,529 and $12,076 at September 30, 2011 and December 31, 2010, respectively	1,514,935	276,255
Prepaid expenses	16,497	24,342
Inventory	252,910	199,332
Total current assets	5,912,647	3,656,010
Property and equipment, net	1,546,647	1,011,950
Other non-current assets	32,707	27,542
TOTAL ASSETS	$7,492,000	$4,695,502
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,100,711	$801,955
Accrued payroll and related expenses	3,138	48,411
Income taxes payable	68,937	68,937
Deferred revenue	261,472	56,416
Customer deposits	44,682	14,059
Obligations under capital leases – current portion	312,675	121,779
Deferred rent – current portion	38,983	35,087
Payables to agency from citations issued	1,073,108	144,912
Total current liabilities	2,903,706	1,291,556

LONG - TERM LIABILITIES
Notes payable – stockholders	700,000	700,000
Obligations under capital lease, net of current portion	497,960	232,324
Notes payable - auto	34,340	19,298
Deferred rent, net of current portion	150,279	188,839
Total long-term liabilities	1,382,579	1,140,461
TOTAL LIABILITIES	4,286,285	2,432,017

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 40,642,198 and 40,580,813 shares issued and outstanding at September 30, 2011 and at December 31, 2010 respectively	4,065	4,059
Additional paid-in capital	9,856,322	9,853,059
Accumulated deficit	(6,654,672)	(7,593,633)
TOTAL STOCKHOLDERS’ EQUITY	3,205,715	2,263,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,492,000	$4,695,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

NET SALES	$5,328,356	$2,655,118	$14,292,905	$9,535,141

COST OF SALES	4,061,673	2,172,493	11,226,404	8,140,161

GROSS PROFIT	1,266,683	482,625	3,066,501	1,394,980

OPERATING EXPENSES
Salaries and related expenses	282,616	225,776	878,678	658,988
Selling, general and administrative expenses	415,616	205,547	1,154,945	579,574

TOTAL OPERATING EXPENSES	734,231	431,323	2,033,622	1,238,562

INCOME FROM OPERATIONS	532,452	51,302	1,032,879	156,418

OTHER INCOME (EXPENSE)
Interest expense	(38,932)	(21,869)	(94,119)	(101,728)
Interest income	405	5,554	2,201	15,954
Other expense	—	—	(2,000)	—

TOTAL OTHER INCOME (EXPENSE)	(38,527)	(16,315)	(93,918)	(85,774)

NET INCOME	$493,925	$34,987	$938,961	$70,644

EARNINGS PER SHARE – BASIC AND DILUTED	$0.01	$0.00	$0.02	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	40,743,771	40,080,513	40,626,229	39,951,592
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,812,322	40,080,513	42,532,989	39,951,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$938,961	$70,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	212,002	74,179
Share based compensation	134,100	—
Deferred rent	(34,664)	(30,839)
Share-based legal settlement	—	45,000
Amortization of debt discount	—	36,575
Bad debt expense	96,212	—
Changes in operating assets and liabilities:
Accounts receivable	(269,078)	(572,158)
Receivables from citations issued, net	(1,334,892)	—
Prepaid expenses and other non-current assets	7,844	249,147
Inventory	(53,578)	236,006
Other asset	(5,164)	(216,487)
Customer deposits	30,623	73,081
Accounts payable and accrued expenses	298,756	287,173
Accrued payroll and related expenses	(45,273)	25,876
Deferred revenue	205,056	(6,007)
Income tax payable	—	(11,063)
Payables to agency from citations issued	928,196	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,109,101	(261,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(725,061)	(63,454)
Restricted Cash	—	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	(725,061)	(413,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital financing	624,000	—
Principal payments on lease obligations notes payable	(174,064)	(23,364)
Purchase of treasury stock	(130,831)	—
NET CASH PROVIDED BY ( USED IN) FINANCING ACTIVITIES	319,105	(23,364)

NET INCREASE (DECREASE) IN CASH	703,145	(175,691)

CASH – Beginning of period	1,534,317	1,750,362

CASH – End of period	$2,237,462	$1,574,671

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$94,119	$101,728
Cash paid for incomes taxes	$2,000	$11,063
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES
Reversal of Unamortized Discount on Notes Payable	$—	$242,055
Acquisition of property through long-term debt	$21,638	$23,956
Cancellation of treasury stock	$130,831	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Brekford include accounts of the Company and its various business units. During the year ended December 31, 2010 our subsidiary, Pelican Mobile Computers, was merged into Brekford Corp.

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

The results disclosed in the Statement of Operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were $20,854 for the nine months ended September 30, 2011 and insignificant in 2010.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts. Revenue from extended warranties for the nine months ended September 30, 2011 amounted to
$132,658.

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

NOTE 3 – LINE OF CREDIT

On November 4, 2010, the Company entered into a $500,000 revolving line of credit agreement with a bank.  Under this agreement the Company may repay principal amounts and re-borrow them during the term of the agreement. Interest is payable at the rate of the BBA LIBOR Daily Floating rate plus 4%. The line of credit is collateralized by all assets of the Company and is personally guaranteed by the two principal officers of the Company. The maturity date for the line of credit agreement has been extended to November 30, 2011.  The Company is the process of renewing the line of credit. As of September 30, 2011, the Company has not used this line of credit.

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

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment and vehicles under separate non-cancelable equipment loan and security agreements.  The agreements mature in July 2012, October 2013 and November 2014. The agreements require various monthly payments and are secured by the assets under lease.  As of September 30, 2011 and December 31, 2010, capital lease assets of $932,637 and $380,879, respectively, net of accumulated amortization of $97,935 and $25,693, respectively are included in property and equipment on the consolidated balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring June 2013 and January 2015.

The Company records rent expense over the term of the lease on a straight-line basis. Rent expense amounted to $143,676 and $149,072 for the nine months ended September 30, 2011 and 2010, respectively.

The Company leases approximately 2,500 square feet of office space from a related party. Rent expense amounted to $32,297 and $10,200 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which sales to three major customers represent 47.51% of the total sales for the nine months ended September 30, 2011. Accounts receivable from four customers amounted to 51.32 % of total accounts receivable at September 30, 2011.

The Company has several contracts with government agencies, of which sales to three major customers represent 46.05% of the total sales for the nine months ended September 30, 2010. Accounts receivable due from these customers amounted to 52.88% of total accounts receivable at September 30, 2010.

Major Vendors

The Company purchased substantially all rugged IT products that it resold during the periods presented from a single distributor. Revenues from rugged IT products amounted to 37% and 64% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and 2010, accounts payable due to this distributor amounted to 66% and 53% of total accounts payable, respectively.

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

The Company repurchased the following shares of Common Stock in open market transactions during the nine months ended September 30, 2011 under this program:

	Shares in Treasury Stock	Average Price Paid per Share		Cost of Shares Purchased as Part of Publicly Announced Plans or Programs

Balance as of January 1, 2011	—		$—	$—
Shares Purchased January 1, 2011 to September 30, 2011	858,315		0.15	130,831
Expired/Retired Shares	(858,315)			(130,831)
Balance as of September 30, 2011	—	$		$—

The shares repurchased and held as treasury stock, were retired as of September 30, 2011.

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

Common Stock Purchase Warrants

For the three and nine months ended September 30, 2011 and 2010, there was no share-based compensation expense for common stock purchase warrants. As of September 30, 2011, there are no unvested common stock purchase warrants.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2011	4,595,000	$0.31	1.17
Granted	-	-	-
Forfeited or expired	-	-	-
Exercised	-	-	-
Outstanding and exercisable at September 30, 2011	4,595,000	$0.31	0.42

Restricted Stock Grants

For the nine months ending September 30, 2011, Company granted an aggregate of 920,000 shares of restricted stock to the directors, non-employees and to one of its key employees in consideration of services rendered and part of employment agreement. The weighted average value of the shares amounted to $0.15 per share based upon the closing price of shares of the Company’s Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $134,100 in share-based compensation expense during period ending September 30, 2011 related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value
Nonvested restricted stock at January 1, 2011	—	$—
Granted	920,000	0.15
Vested	(920,000)	0.15
Forfeited or expired	—	—
Nonvested restricted stock at September 30, 2011	—	$—

NOTE 9 – INVENTORY

As of September 30, 2011 and December 31, 2010 inventory consisted of the following:

	September 30, 2011	December 31, 2010
Raw Materials	$252,910	$199,332
Work in Process	—	—
Total Inventory	$252,910	$199,332

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic Net income per share
Net Income	$493,925	$34,987	$938,961	$70,644
Weighted average common shares outstanding - basic	40,743,774	40,080,513	40,626,229	39,951,592
Basic earnings per share	$0.01	$0.00	$0.02	$0.00

Diluted net income per share
Net Income	$493,925	$34,987	$938,961	$70,644
Weighted average common shares outstanding	40,743,774	40,080,513	40,626,229	39,951,592
Potential dilutive securities	4,068,548	—	1,906,761	—
Weighted average common shares outstanding – diluted	44,812,322	40,080,513	42,532,989	39,951,592
Diluted earnings per share	$0.01	$0.00	$0.02	$0.00
Shares excluded due to anti-dilutive effect	1,220,000	9,595,000	4,595,000	9,595,000

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford Corp. (Brekford Corp is referred to as the “Company”) for the three and nine months ended September 30, 2011 and 2010, respectively, and the financial condition of the Company at September 30, 2011. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2010 filed with its Annual Report on Form 10-K on March 1, 2011.

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

Brekford’s Automated Traffic Enforcement Group (ATEG) offers intersection safety (red-light), photo speed, work zone and school bus enforcement programs with a complete suite of program support solutions.  Assembling a team of industry professionals with the most experience in this field we have since developed equipment and a full turn-key solution that will ensure the success of any program.  Having the advantage of a team of experience, we have created and implemented some of the most cutting-edge features into our design – while constructing end-to-end systems specifically with our clients’ needs in mind.

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

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2011 and 2010 Compared

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

	Nine Months Ended September 30,		(Decrease) / Increase
	2011	2010	$	%
Revenues	$14,292,905	$9,535,141	$4,757,765	49.89%

Cost of Sales	11,226,404	8,140,161	3,085,825	37.89%

Gross Profit	$3,066,501	$1,394,980	$1,671,940	119.87%

Gross Profit Percentage of Revenue	21%	15%

Revenues

Revenues for the nine months ended September 30, 2011 amounted to $14,292,905 as compared to revenues of $9,535,141 for the nine months ended September 30, 2010, representing an increase of $4,757,765 or 49.89%.  The change is due to an increase in sales for electronic ticketing systems and automatic traffic enforcement program, offset by a decrease in sales of Rugged IT Products.

Cost of Sales

Cost of sales for the nine months ended September 30, 2011 amounted to $11,226,404 as compared to $8,140,161 for the nine months ended September 30, 2010, an increase of $ 3,085,825 or 37.89%, primarily due to sales for electronic ticketing systems, rugged IT products and an increase in cost for the automatic traffic enforcement program.

 Gross Profit

Gross profit for the nine months ended September 30, 2011 amounted to $3,066,501 as compared to $1,394,980 for the nine months ended September 30, 2010, an increase of $1,671,940 or 119.87% primarily due to an increase in the profit margins from electronic ticketing systems and automated traffic revenue.

Expenses

	Nine Months Ended September 30,		Increase / (Decrease)
	2011	2010	$	%
OPERATING EXPENSES

Salaries and related expenses	$878,678	$658,988	$219,689	33.28%
Selling, general and administrative expenses	1,154,945	579,574	575,370	99.30%
Total operating expenses	2,033,622	1,238,562	795,059	64.21%

Salaries and Related Expenses

Salaries and wages for the nine months ended September 30, 2011 amount to $878,678 as compared to $658,988 for the nine months ended September 30, 2010, an increase of $219,689 or 33.28% due to additional personnel related to the expansion of the Company’s product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2011 amounted to $1,154,945 as compared to $579,574 for the nine months ended September 30, 2010, an increase of $575,370 or 99.30% due to an increase in operating cost for the expansion of the business, marketing expense, interest expense on the equipment finance and depreciation costs related to the company assets.

Net Income

Net income for the nine months ended September 30, 2011 amounted to $938,961 compared to $70,644 for the nine months ended September 30, 2010, an increase of $868,317 or 1229.14% primarily due to higher gross profit margins in the Company’s suite of products.

Results of Operations for the Three Months Ended September 30, 2011 and 2010 Compared

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

	Three Months Ended September 30,		Increase
	2011	2010	$	%
Revenues	$5,328,356	$2,655,118	$2,673,238	100.68%

Cost of Sales	4,061,673	2,172,493	1,889,180	86.96%

Gross Profit	$1,266,683	$482,625	$784,058	162.46%

Gross Profit Percentage of Revenue	24%	18%

Revenues

Consolidated revenues for the three months ended September 30, 2011 amounted to $5,328,356 as compared to revenues of $2,655,118 for the three months ended September 30, 2010, an increase of $2,673,238 or 100.68%. The change is due to an increase in sales for electronic ticketing systems and the automatic traffic enforcement program.

Cost of Sales

Cost of sales for the three months ended September 30, 2011 amounted to $4,061,673 as compared to $ 2,172,493 for the three months ended September 30, 2010, an increase of $1,889,180 or 86.96%, primarily due to an increase in costs for electronic ticketing systems and for the automatic traffic enforcement program.

Expenses

	Three Months Ended September 30,		Increase / (Decrease)
	2011	2010	$	%
OPERATING EXPENSES
Salaries and related expenses	$282,616	$225,776	$56,840	25.18%

Selling, general and administrative expenses	451,616	205,547	246,069	119.71%
Total operating expenses	$734,231	$431,323	$302,908	70.23%

Salaries and related expenses

Salaries and wages paid in cash for the three months ended September 30, 2011 amounted to $282,616 as compared to $225,776 for the three months ended September 30, 2010, an increase of $56,840 or 25.18%. The increase is primarily due to salaries and expenses for the expansion of business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 amounted to $451,616 as compared to $205,547 for the three months ended September 30, 2010, an increase of $246,069 or 119.71% due to an increase in operating cost for the expansion of the business, marketing expense, interest expense on the equipment finance and depreciation costs related to the company assets.

Net Income

Net income for the three months ended September 30, 2011 amounted to $493,925 compared to $34,987 for the three months ended September 30, 2010, an increase of $458,938 or 1311.74% primarily due to higher gross profit margins in the Company’s suite of products. The Company also recognized stock based compensation expense of $39,000 in the quarter ended September 30, 2011 for an aggregate of 100,000 shares of restricted Common Stock that it issued to a consultant as part of a service agreement.

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, we had total current assets of $5.9 million and current liabilities of $2.9 million resulting in a working capital surplus of $3.0 million.

The Company reported net income of $938,961 for the nine months ended September 30, 2011 and its accumulated deficit reduced to $6,654,672 at September 30, 2011. Cash flows provided by operations for the nine months ended September 30, 2011 were $1,109,101.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months and available from its $500,000 revolving line of credit facility will be sufficient to sustain the business through at least October 1, 2012.  While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that circumstances, such as the current economic crisis, or other unforeseen circumstances will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current weakened economic conditions or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The weakened economy could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

Critical Accounting Policies and Estimates

In our Form 10-K for the fiscal year ended December 31, 2010, our most critical accounting policies and estimates upon which our fiscal status depends were identified as those relating to accounts receivables allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We reviewed our  polices and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2011.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of September 30, 2011. Based on the evaluation as of September 30, 2011, the Principal Executive Officer and Financial Officer of the Company has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended September 30, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   During the period ended September 30, 2011, the Company issued an aggregate of 100,000 shares of restricted Common Stock to a consultant as equity compensation future services to be rendered to the Company.

The issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. The consultant has access to information concerning the Company. The consulting agreement pursuant to which the shares were granted provides that the certificates will bear a restrictive legend indicating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom:

(c)   The repurchases provided in the table below were made during the quarter ended September 30, 2011:

	Total Number of Securities Purchased	Average Price Paid per Share	Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value that May Yet Be Purchased Under the Plan

July 1 to July 31	—	—	—	$420,669
August 1 to August 31	5,000	$0.30	1,500	$419,169
September 1 to September 30	250,000	$0.20	50,000	$369,169

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

Brekford Corp.

Date: November 01, 2011	By:	/s/ C.B. Brechin
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