Form 10-Q/A
period 2011-03-31
Brekford Corp.
filed 2012-02-22
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three months ended March 31, 2011 as discussed in Note 2 to the accompanying restated unaudited financial statements.

Background of the Restatement
On February 1, 2012, the audit committee and the board of directors of Brekford Corp. (the “Company”) and management of the Company concluded, following discussions with members of the staff of the Securities and Exchange Commission, that the Company's interim financial statements included in its Quarterly Reports on Form 10-Q as of and for each of the periods ended March 31, June 30, and September 30, for 2011, should no longer be relied upon due to an error in those financial statements as addressed in FASB ASC Topic 250, Accounting Changes and Error Corrections, as may be modified, supplemented or succeeded.

The Company has reevaluated its accounting treatment and previous reliance on FASB ASC Topic 605-45-45 for recording revenue derived from its automated traffic enforcement safety products and services. The Company generates revenue from these systems as a result of contracts with various municipalities and local government agencies, which allow the Company to produce automated traffic citations. The Company initially recorded revenue from these citations at the total amount of the citation and also recorded a corresponding cost of sale for the amount due to the respective municipality or local government agency in accordance with the terms of the contract. The Company has subsequently determined that revenue from these citations should have been recognized net of the amount due to the respective municipality or local government agency. Correcting the accounting error will reduce previously reported net revenue, cost of revenue, automated traffic receivables, and due to municipalities, but will have no effect on stockholders' equity, net income, or net income per share for any of the reporting periods.

Internal Control Considerations
The Company also, under the supervision of its audit committee, inquired into the circumstances related to the above-referenced accounting treatment to assure that there are no other financial reporting items that may be of concern.  The results of this inquiry indicate that, apart from the adjustment discussed in this Form 10-Q/A, no other adjustments to the Company’s financial statements appear necessary.

The Company cautions you that, whether or not expressly stated, all measures of results of operations and financial condition contained in this report are preliminary and reflect only our expected results of operations and financial condition as of and for the respective periods referenced following the restatement.  Actual reported results of operations and financial condition as a result of the restatement may vary from those expectations due to a number of factors, including additional or revised information or subsequent events.

Restatement of Other Financial Statements
Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our quarterly reports on Form 10-Q for the quarterly periods ended June 30, and September 30, 2011. The amendments to our quarterly reports on Form 10-Q are being filed to restate our unaudited financial statements and related financial information for the periods contained in those reports.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Statements;

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I – Item 4. Controls and Procedures

In accordance with applicable SEC rules, this Amended Filing includes Sarbanes-Oxley certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filings is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. Our management has reassessed effectiveness of our disclosure controls, procedures and we determined that they were ineffective and we had a material weakness in our financial reporting. The Company has added additional resources and experienced technical staff to address that need.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2011	December 31, 2010
	(Restated)
ASSETS
CURRENT ASSETS
Cash	$1,772,595	$1,534,317
Restricted Cash	520,000	—
Accounts receivable	1,982,742	1,621,764
Automated traffic receivables, net of allowance $3,015 and $4,800 at March 31, 2011 and December 31, 2010, respectively	340,687	131,343
Prepaid expenses	20,361	24,342
Inventory	155,073	199,332
Total current assets	4,791,458	3,511,098
Property and equipment, net	960,474	1,011,950
Other non-current assets	38,970	27,542
TOTAL ASSETS	$5,790,902	$4,550,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,499,192	$801,955
Accrued payroll and related expenses	22,647	48,411
Income taxes payable	68,937	68,937
Deferred revenue	309,536	56,416
Customer deposits	25,465	14,059
Obligations under capital leases – current portion	124,017	121,779
Deferred rent – current portion	36,061	35,087
Due to municipalities	276,390	—
Total current liabilities	2,362,245	1,146,644

LONG - TERM LIABILITIES
Notes payable – stockholders, net of discount	700,000	700,000
Obligations under capital lease, net of current portion	200,358	232,324
Notes payable - auto	17,302	19,298
Deferred rent, net of current portion	175,725	188,839
Total long-term liabilities	1,093,385	1,140,461
TOTAL LIABILITIES	3,455,630	2,287,105

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 40,580,813 issued and 40,246,498 shares outstanding, at March 31, 2011 and 40,580,813 issued and outstanding at December 31, 2010	4,059	4,059
Treasury Stock, at cost (334,015 at March 31, 2011)	(41,165)	—
Additional paid-in capital	9,853,059	9,853,059
Accumulated deficit	(7,480,681)	(7,593,633)
TOTAL STOCKHOLDERS’ EQUITY	2,335,272	2,263,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,790,902	$4,550,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Restated)
NET REVENUE	$3,453,782	$3,360,951
COST OF REVENUE	2,700,420	2,929,999
GROSS PROFIT	753,362	430,952
OPERATING EXPENSES
Salaries and related expenses	262,520	168,261
Selling, general and administrative expenses	348,509	184,341
TOTAL OPERATING EXPENSES	611,029	352,602
INCOME FROM OPERATIONS	142,333	78,350
OTHER INCOME (EXPENSE)
Interest expense	(27,787)	(58,142)
Interest income	406	6,257
Other expense	(2,000)	—
TOTAL OTHER INCOME (EXPENSE)	(29,381)	(51,885)
NET INCOME	$112,952	$26,465
NET INCOME PER SHARE – BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	40,486,964	39,705,513
Diluted	40,486,964	49,705,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$112,952	$26,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,384	23,180
Deferred rent	(12,140)	(10,280)
Amortization of debt discount	—	36,575
Bad debt expense	1,095	—
Changes in operating assets and liabilities:
Accounts receivable	(360,978)	(1,281,095)
Automated traffic receivables, net	(210,438)
Prepaid expenses and other non-current assets	3,981	139,411
Inventory	44,259	(222,670)
Other asset	(11,428)	—
Customer deposits	11,406	9,107
Accounts payable and accrued expenses	697,237	811,861
Accrued payroll and related expenses	(25,764)	3,491
Deferred revenue	253,120	(25,000)
Due to municipalities	276,390	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	844,076	(488,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,909)	(4,644)
Restricted Cash	(520,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(532,909)	(4,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on lease obligations notes payable	(31,724)	(14,376)
Purchase of treasury stock	(41,165)	—
NET CASH USED IN FINANCING ACTIVITIES	(72,889)	(14,376)

NET INCREASE (DECREASE) IN CASH	238,278	(507,975)

CASH – Beginning of period	1,534,317	1,750,362

CASH – End of period	$1,772,595	$1,242,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$27,587	$20,712
Cash paid for incomes taxes	$2,000	$10,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2011 (Restated) and 2010

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

360 Degree Vehicle Solution

The Brekford 360 Degree vehicle solution provides complete vehicle upfitting, mobile data and video solutions including municipal financing and leasing services for agencies. The 360 Degree vehicle solutions approach provides customers with a one-stop upfitting, cutting edge technology and installation service. We provide and install most major brands of law enforcement vehicle equipment. Our mission is to provide and install equipment that ensures safe and efficient vehicles while incorporating the latest technological advances. We adhere to strict quality control procedures and provide comprehensive services. The Brekford certified technician team provides our customers the highest level of expertise and service from inception to completion, including maintenance and upgrades

Automatic Traffic Enforcement - Photo Speed Enforcement.

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

NOTE 2 - RESTATEMENT OF MARCH 31, 2011 FINANCIAL STATEMENTS

The Company has reevaluated its accounting treatment for recording revenue derived from its automated traffic enforcement group safety cameras and radar systems.  The Company began generating revenue from these systems at the material level in the quarter ended March 31, 2011 as a result of contracts with various municipalities and local government agencies, which allow the Company to produce automated traffic citations.  The Company initially recorded revenue from these citations at the total amount of the citation and also recorded a corresponding cost of sale for the amount due the respective municipality or local government agency in accordance with the terms of the contract.  The Company has subsequently determined that revenue from these citations should have been recognized net of the amount due to the respective municipality or local government agency.   The correction of the error will reduce previously reported net revenue, cost of revenue, automated traffic receivables and payables due to municipalities, but will have no effect on stockholders’ equity, net income, or net income per share for any of the reporting periods.

As a result, the Company has restated its first quarter 2011 financial statements to correct the revenue and cost of revenue to a net basis. This correction resulted in adjustments to the following financial statement line items as of and for the period indicated:

	As Previously Reported	Increase (Decrease)	As Restated
As of and for the three months ended March 31, 2011
Unaudited Condensed Consolidated Balance Sheet
Automated traffic receivables	$433,557	$(92,870)	$340,687
Total current assets	$4,884,328	$(92,870)	$4,791,458
Total assets	$5,883,772	$(92,870)	$5,790,902
Due to municipalities	$369,260	$(92,870)	$276,390
Total current liabilities	$2,455,115	$(92,870)	$2,362,245
Total liabilities	$3,548,800	$(92,870)	$5,790,902
Total liabilities and stockholders’ equity	$5,883,772	$(92,870)	$5,790,902
Unaudited Condensed Consolidated Statement of Operations
Net revenue	$4,104,524	$(650,742)	$3,453,782
Cost of revenue	$3,351,162	$(650,741)	$2,700,421
Unaudited Condensed Consolidated Statement of Cash Flow
Bad debt expense	$2,739	$(1,644)	$1,095
Automated traffic receivables, net	$(304,952)	$94,514	$(210,438)
Due to municipalities	$369,260	$(92,870)	$276,390

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

This Form 10-Q/A should be read in conjunction with the Company’s financial statements for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011.

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

Restricted Cash

Restricted cash represents cash invested in a certificate of deposit that is related to the line of credit. The certificate of deposit matures on May 15, 2011.

Accounts Receivable and Automated Traffic Receivables

Accounts receivable and automated traffic receivables issued are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company calculates the allowance based on a specific analysis of past due balances.  Past due status is based on how recently payments have been received.  Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the three months ended March 31, 2011 and 2010.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts. Revenue from extended warranties for the three months ended March 31, 2011 amounted to $44,219.

For automatic traffic enforcement revenue, the Company recognizes the revenue on the date that the Company determines a valid violation occurred. The Company records revenue related to automated traffic violations for the Company portion of the violation.   Once the full amount of the violation is collected the Company records a payable to the municipality until the amount is paid to the local jurisdiction.

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

NOTE 4 – LINE OF CREDIT AND LETTER OF CREDIT

On November 4, 2010, the Company entered into a $500,000 revolving line of credit agreement with a bank.  Under this agreement the Company may repay principal amounts and re-borrow them during the term of the agreement. Interest is payable at the rate of the BBA LIBOR Daily Floating rate plus 4%.The line of credit is collateralized by all assets of the Company and is personally guaranteed by the two principal officers of the Company. The line of credit agreement has been extended to October 31, 2011. The company has a $520,000 letter of credit related to purchase of equipment. This letter of credit is secured by a certificate of deposit for $ 520,000. The certificate of deposit matures on May 15, 2011 and is shown as Restricted Cash on the Financial Report. As of March 31, 2011 the Company had not used this letter of credit.

NOTE 5 – NOTES PAYABLE – STOCKHOLDERS

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

NOTE 6 – LEASES

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

NOTE 7 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the three months ended March 31, 2011, sales to three customers which are agencies of state or local governments represented 36%, 17% and 12% respectively, of net sales. Accounts receivable due from two customers amounted to 53% and 7% of total accounts receivable at March 31, 2011.

During the three months ended March 2010, sales to two customers which are agencies of state or local governments represented 39% and 14% respectively, of net sales. Accounts receivable due from these customers amounted to 53% and 10% of total accounts receivable at March 31, 2010.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers amounted to 80% and 71% of total revenues for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and 2010, accounts payable due to this distributor amounted to 77% and 67% of total accounts payable, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than this vendor that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of this vendor could result in a temporary disruption of the Company’s operations.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

NOTE 9– SHARE-BASED COMPENSATION

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

NOTE 9 – SEGMENT REPORTING

We have two reportable segments, 360 Degree solutions and automated traffic enforcement programs. The 360 Degree has four operating segments (360 Degree Vehicle Solution, vehicle upfitting, In Car Mobile Video System and Rugged Mobile Data Solutions, Electronic Ticketing System- Slick-Ticket) and are aggregated under one reportable segment, 360 Degree solutions. The automated traffic enforcement reporting segment has two operating segments Speed and Red light traffic enforcement programs.

These reportable segments are strategic business units managed separately because the business units utilize two distinct distribution and marketing strategies. Our operating segments are aggregated for reporting purposes due to the fact that our product and services are interdependent for economies of scale and we do not maintain fully allocated income statements at the service level.

	360º Solutions		Automated traffic Enforcement program
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011 (Restated)	2010

Revenue	$3,019,954	$3,360,951	$433,828	$—

Cost of Revenue	2,607,131	2,929,999	93,289	—

Gross Profit	412,823	430,952	340,539	—

Operating and other expenses
Salaries and related expenses	159,085	168,261	103,435	—
Selling, general and administrative expenses	154,452	161,161	129,764	—
Depreciation expense	28,601	23,180	35,782
Other expense	29,381	51,885	—
Total operating and other expense	371,519	404,487	268,891	—
NET INCOME	$41,304	$26,465	$71,648	$—

Property and Equipment, net	$321,704	414,296	$638,770	—

NOTE 10 – INVENTORY

As of March 31, 2011 and December 31, 2010 inventory consisted of the following

	March 31, 2011	December 31, 2010
Raw Materials	$155,073	$199,332
Work in Process	—	—
Total Inventory	$155,073	$199,332

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed consolidated operating results of Brekford Corp. (Brekford Corp. is referred to as the “Company”) for the three ended March 31, 2011 and 2010, respectively, and the financial condition of the Company at March 31, 2011. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2010 filed with its Annual Report on Form 10-K on March 1, 2011.

Forward-Looking Statements

Statements included in this Form 10-Q/A that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our growth and actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) the effects of adverse general economic conditions, both within the United States and globally, (iv) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts, and (v) the availability of debt and equity financing in view of the weakened national economy. Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

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

	Three Months Ended March 31,		(Decrease) / Increase
	2011	2010	$	%
	(Restated)
Revenues	$3,453,782	$3,360,951	$92,831	2.76%

Cost of Sales	2,700,420	2,929,999	229,579	7.84%

Gross Profit	$753,362	$430,952	$322,411	74.81%

Gross Profit Percentage of Revenue	21.81%	12.82%

Revenues

Revenues for the three months ended March 31, 2011 amounted to $3,453,782 as compared to revenues of  $3,360,951 for the three months ended March 31, 2010, representing an increase of $92,831 or 2.76%.  The change is due to increase in laptop sales and due to new revenue stream from the automatic traffic enforcement program started in the fourth quarter of 2010.

Cost of Sales

Cost of sales for the three months ended March 31, 2011 amounted to $2,700,420 as compared to $2,929,999 for the three months ended March 31, 2010, a decrease of $ 229,579 or 7.84%, primarily due to a decrease in sales of mobile data equipment installations during the three months ended March 31, 2011.

Gross profit for the three months ended March 31, 2011 amounted to $753,362 as compared to $430,952 for the three months ended March 31, 2010, an increase of $322,411 or 74.81% primarily due to an increase in the profit margins from automated traffic revenue.

Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2011	2010	$	%
OPERATING EXPENSES
Salaries and related expenses	$262,520	$168,261	$94,259	56.01%
Selling, general and administrative expenses	348,509	184,341	164,168	89.05%
Total operating expenses	$611,029	$352,602	$258,427	73.29%

Salaries and Related Expenses

Salaries and wages for the three months ended March 31, 2011 amount to $262,520 as compared to $168,261 for the three months ended March 31, 2010, an increase of  $94,259 or 56.02% due to increase in staff for the automated traffic enforcement program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 amounted to $348,509 as compared to $184,341 for the three months ended March 31, 2010 due to increased operating costs for the automatic traffic enforcement program.

Net Income

Net income for the three months ended March 31, 2011 amounted to $112,952 compared to $26,465 for the three months ended March 31, 2010, an increase of $86,486 or 326.78% primarily due to an increase in gross profit margin and a decrease in interest expenses.

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, we had total current assets of $4.8 million and current liabilities of $2.4 million resulting in a working capital surplus of $2.4 million.

The Company reported net income of $112,952 for the three months ended March 31, 2011 and its accumulated deficit reduced to $(7,480,681) at March 31, 2011. Cash flows provided by operations for the three months ended March 31, 2011 were $844,076.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months and available from its $500,00 revolving line of credit facility will be sufficient to sustain the business through at least April 1, 2012.  While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current weakened economic conditions or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The weakened economy could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as of March 31, 2011. As a result of the restatement of the Company's financial statements contained in this Amended Filing management has determined that we have a material weakness in our internal control over financial reporting.  As a result, management has reassessed effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that these controls were not effective at a reasonable assurance level.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q/A, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Principal Executive Officer and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

ITEM 5.        OTHER INFORMATION

On March 29, 2011, the Company entered into Amendment No. 1 to their loan agreement, dated as of November 4, 2010, with Bank of America, N.A (the “Amendment”)

The Amendment, among other things, extends the line of credit facility maturity date to October 31, 2011, with respect to $500,000 of revolving commitments, and amends the interest rate to a rate per year equal to the BBA LIBOR Daily Floating Rate plus 5.25%.

The foregoing description of the Amendment is only a summary, does not purport to be complete and is qualified in its entirety by reference to the copy of the Amendment filed herewith as Exhibit 10.1 which is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 1, dated as of March 29, 2011, to the loan agreement dated November 4, 2010, between Bank of America, N A and the Company
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

Brekford Corp.

Date: February 21, 2012	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 1, dated as of March 29, 2011, to the Loan Agreement dated November 4, 2010, between Bank of America, N A. and the Company
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