Form 10-Q/A
period 2011-06-30
Brekford Corp.
filed 2012-02-22
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-52719

Brekford Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-4086662
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer_	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 40,797,198 shares of Common Stock, par value $0.0001 per share (“Common Stock”) outstanding as of July 27, 2011.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three and six months ended June 30, 2011 as discussed in Note 2 to the accompanying restated unaudited financial statements.

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

The Company has reevaluated its accounting treatment and previous reliance on FASB ASC Topic 605-45-45 for recording revenue derived from its automated traffic enforcement safety products and services. The Company generates revenue from these systems as a result of contracts with various municipalities and local government agencies, which allow the Company to produce automated traffic citations. The Company initially recorded revenue from these citations at the total amount of the citation and also recorded a corresponding cost of sale for the amount due the respective municipality or local government agency in accordance with the terms of the contract. The Company has subsequently determined that revenue from these citations should have been recognized net of the amount due to the respective municipality or local government agency. Correcting the accounting error will reduce previously reported net sales, cost of sales, receivables from citations issued, and payables from citations issued to agency, but will have no effect on stockholders' equity, net income, or net income per share for any of the reporting periods.

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

Restatement of Other Financial Statements

Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our quarterly reports on Form 10-Q for the quarterly periods ended March 31, and September 30, 2011. The amendments to our quarterly reports on Form 10-Q are being filed to restate our unaudited financial statements and related financial information for the periods contained in those reports.

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

Except for the items noted above, no other information included in the Original Filings is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. Our management has reassessed effectiveness of our disclosure controls and procedures and we determined that they were ineffective and we had a material weakness in our financial reporting. The Company has added additional resources and experienced technical staff to address that need.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2011	December 31, 2010
	(Restated)
ASSETS
CURRENT ASSETS
Cash	$1,819,217	$1,534,317
Accounts receivable	2,477,533	1,621,764
Receivables from citations issued, net of allowance $13,383 and $4,800 at June 30, 2011 and December 31, 2010, respectively	526,791	276,255
Prepaid expenses	24,061	24,342
Inventory	211,822	199,332
Total current assets	5,059,424	3,656,010
Property and equipment, net	1,551,357	1,011,950
Other non-current assets	25,316	27,542
TOTAL ASSETS	$6,636,097	$4,695,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,480,440	$801,955
Accrued payroll and related expenses	26,755	48,411
Income taxes payable	68,937	68,937
Deferred revenue	265,316	56,416
Customer deposits	24,493	14,059
Obligations under capital leases – current portion	303,607	121,779
Deferred rent – current portion	37,522	35,087
Payables from citations issued to agency, net	241,432	144,912
Total current liabilities	2,448,503	1,291,556

LONG - TERM LIABILITIES
Notes payable – stockholders, net of discount	700,000	700,000
Obligations under capital lease, net of current portion	584,997	232,324
Notes payable - auto	15,305	19,298
Deferred rent, net of current portion	163,003	188,839
Total long-term liabilities	1,463,305	1,140,461
TOTAL LIABILITIES	3,911,808	2,432,017

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 41,400,513 issued and 40,797,198 shares outstanding, at June 30, 2011 and 40,580,813 issued and outstanding at December 31, 2010	4,140	4,059
Treasury Stock, at cost 603,315 shares at June 30, 2011 and none at December 31, 2010	(79,331)	—
Additional paid-in capital	9,948,078	9,853,059
Accumulated deficit	(7,148,598)	(7,593,633)
TOTAL STOCKHOLDERS’ EQUITY	2,724,289	2,263,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,636,097	$4,695,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
NET SALES	$4,014,841	$3,519,072	$7,468,623	$6,880,023

COST OF SALES	2,968,385	3,038,088	5,668,805	5,968,087

GROSS PROFIT	1,046,456	480,984	1,799,818	911,936

OPERATING EXPENSES
Salaries and related expenses	333,542	264,951	596,062	433,212
Selling, general and administrative expenses	354,820	189,686	703,329	374,027

TOTAL OPERATING EXPENSES	688,362	454,637	1,299,391	807,239

INCOME FROM OPERATIONS	358,094	26,347	500,427	104,697

OTHER INCOME (EXPENSE)
Interest expense	(27,400)	(21,718)	(55,187)	(79,859)
Interest income	1,390	4,143	1,795	10,400
Other expense	—	—	(2,000)	—

TOTAL OTHER INCOME (EXPENSE)	(26,010)	(17,575)	(55,392)	(69,459

NET INCOME	$332,084	$8,772	$445,035	$35,238

NET INCOME PER SHARE – BASIC AND DILUTED	$0.01	$0.00	$0.01	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	40,629,301	40,063,846	40,558,526	39,884,680
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	41,308,314	40,063,846	40,692,007	39,884,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$445,035	$35,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	132,960	46,467
Share based compensation	95,100	—
Deferred rent	(23,401)	(20,560)
Share-based legal settlement	—	45,000
Amortization of debt discount	—	36,575
Bad debt expense	8,584	—
Changes in operating assets and liabilities:
Accounts receivable	(855,769)	(1,099,985)
Receivables from citations issued, net	(259,119)	—
Prepaid expenses and other non-current assets	281	140,452
Inventory	(12,490)	302,055
Other asset	2,226	(61,788)
Customer deposits	10,434	(16,555)
Accounts payable and accrued expenses	678,485	488,254
Accrued payroll and related expenses	(21,656)	3,725
Deferred revenue	208,900	(25,000)
Income tax payable	—	(10,520)
Payables from citations issued to agency, net	96,520	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	506,090	(136,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(672,367)	(53,531)
NET CASH USED IN INVESTING ACTIVITIES	(672,367)	(53,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital financing	624,000	—
Principal payments on lease obligations notes payable	(93,492)	(16,200)
Purchase of treasury stock	(79,331)	—
NET CASH PROVIDED BY ( USED IN) FINANCING ACTIVITIES	451,177	(16,200)

NET INCREASE (DECREASE) IN CASH	284,900	(206,373)

CASH – Beginning of period	1,534,317	1,750,362

CASH – End of period	$1,819,217	$1,543,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$55,187	$21,914
Cash paid for incomes taxes	$2,000	$10,520
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES
Reversal of Unamortized Discount on Notes Payable	$—	$242,055
Notes Payable-Auto	$—	$23,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011 (Restated) and 2010

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

NOTE 2 – RESTATEMENT OF JUNE 30, 2011 FINANCIAL STATEMENTS

The Company has reevaluated its accounting treatment for recording revenue derived from its automated traffic enforcement group safety cameras and radar systems.  The Company began generating revenue from these systems at a material level in the quarter ended March 31, 2011 as a result of contracts with various municipalities and local government agencies, which allow the Company to produce automated traffic citations.  The Company initially recorded revenue from these citations at the total amount of the citation and also recorded a corresponding cost of sale for the amount due the respective municipality or local government agency in accordance with the terms of the contract.  The Company has subsequently determined that revenue from these citations should have been recognized net of the amount due to the respective municipality or local government agency.   The correction of the error will reduce previously reported net sales, cost of sales, receivables from citations issued and payables from citations issued to Agency, but will have no effect on stockholders’ equity, net income, or net income per share for any of the reporting periods.

As a result, the Company has restated its second quarter 2011 financial statements to correct the sales and cost of sales to a net basis. This correction resulted in adjustments to the following financial statement line items as of and for the period indicated:

	As Previously Reported	Increase (Decrease)	As Restated
As of June 30, 2011
Unaudited Condensed Consolidated Balance Sheet
Receivables from citations issued	$932,816	$(406,025)	$526,791
Total current assets	$5,465,449	$(406,025)	$5,059,424
Total assets	$7,042,122	$(406,025)	$6,636,097
Payables from citations issued to Agency, Net	$647,458	$(406,025)	$241,432
Total current liabilities	$2,448,503	$(406,025)	$2,854,528
Total liabilities	$3,911,808	$(406,025)	$4,317,833
Total liabilities and stockholders’ equity	$6,636,097	$(406,025)	$7,042,122

As of the three months ended June 30, 2011
Unaudited Condensed Consolidated Statement of Operations
Net sales	$4,860,025	$(406,025)	$4,014,841
Cost of sales	$3,813,569	$(406,025)	$2,968,385

As of the six months ended June 30, 2011
Unaudited Condensed Consolidated Statement of Operations
Net sales	$8,964,549	$(1,495,926)	$7,468,623
Cost of sales	$7,164,731	$(1,495,926)	$5,668,805
Unaudited Condensed Consolidated Statement of Cash Flow
Bad debt expense	$33,457	$(24,873)	$8,584
Receivables from citations, net	$(690,018)	$430,899	$(259,119)
Payables from citations issued to agency, net	$502,546	$(406,026)	$96,520

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

This Form 10-Q/A should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were $10,058 for the six months ended June 30, 2011 and insignificant in 2010.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts. Revenue from extended warranties for the six months ended June 30, 2011 amounted to $88,439.

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

NOTE 4 – LINE OF CREDIT

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

NOTE 7 – MAJOR CUSTOMERS AND VENDORS

Major Customers

During the six months ended June 30, 2011, sales to three major governmental agencies represented 22%, 13% and 10% respectively, of net sales. Accounts receivable due from two customers amounted to 34% and 12% of total accounts receivable at June 30, 2011.

During the six months ended June 30, 2010, sales to two major governmental agencies represented 29.8% and 10.7% respectively, of net sales. Accounts receivable due from these customers amounted to 30.2% and 17.1% of total accounts receivable at June 30, 2010.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers amounted to 69% and 69% of total revenues for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and 2010, accounts payable due to this distributor amounted to 69.65% and 59.3% of total accounts payable, respectively.

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

Restricted Stock Grants

For the six months ending June 30, 2011, Company granted an aggregate of 820,000 shares of restricted stock to the directors and to one of its key employee in consideration of services rendered and part of employment agreement. The weighted average value of the shares amounted to $0.12 per share based upon the closing price of shares of the Company’s Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $95,100 in share-based compensation expense during period ending June 30, 2011 related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value
Nonvested restricted stock at January 1, 2011	—	$—
Granted	820,000	0.12
Vested	(820,000)	—
Forfeited or expired	—	—
Nonvested restricted stock at June 30, 2011	—	$—

NOTE 10 – INVENTORY

As of June 30, 2011 and December 31, 2010 inventory consisted of the following

	June 30, 2011	December 31, 2010
Raw Materials	$211,822	$199,332
Work in Process	—	—
Total Inventory	$211,822	$199,332

NOTE 11 – EARNINGS PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed by adjusting the denominator of the basic income per share computation for the effect of all dilutive potential common shares outstanding during the period. For the three and six months periods ended June 30, 2011 and 2010 common stock equivalents of 4,595,000 shares and 9,595,000 shares, respectively are not included in the calculation of diluted earnings per common share due to their antidilutive effect.

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

	Six Months Ended June 30,		(Decrease) / Increase
	2011	2010	$	%
	(Restated)
Revenues	$7,468,623	$6,880,023	$588,600	8.56%

Cost of Sales	5,668,805	5,968,087	(299,282)	-5.01%

Gross Profit	$1,799,818	$911,936	$887,882	97.36%

Gross Profit Percentage of Revenue	24.10%	13.25%	10.85%

Revenues

Revenues for the six months ended June 30, 2011 amounted to $7,468,623 as compared to revenues of $6,880,023 for the six months ended June 30, 2010, representing an increase of $588,600 or 8.56%.  The change is due to an increase in sales for electronic ticketing systems and automatic traffic enforcement program, offset by a decrease in sales of Rugged IT Products.

Cost of Sales

Cost of sales for the six months ended June 30, 2011 amounted to $5,668,805 as compared to $5,968,087 for the six months ended June 30, 2010, a decrease of $299,282 or 5.01%, primarily due to lower sales of rugged IT products.

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

Salaries and Related Expenses

Salaries and wages for the six months ended June 30, 2011 amount to $596,062 as compared to $433,212 for the six months ended June 30, 2010, an increase of  $162,850 or 37.59% related to the expansion of the Company’s product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 amounted to $703,329 as compared to $374,027 for the six months ended June 30, 2010, an of $329,301 or 88.04% due to increase in costs for the expanding operations of the business.

Net Income

Net income for the six months ended June 30, 2011 amounted to $445,035 compared to $35,238 for the six months ended June 30, 2010, an increase of $409,797 or 1162.96% primarily due to a higher gross profit margin in the Company’s suite of products.

Results of Operations for the Three Months Ended June 30, 2011 and 2010 Compared

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

	Three Months Ended June 30,		Increase
	2011	2010	$	%
Revenues	$4,014,841	$3,519,072	$495,769	14.09%

Cost of Sales	2,968,385	3,038,088	(69,703)	-2.29%

Gross Profit	$1,046,456	$480,984	$565,472	117.57%

Gross Profit Percentage of Revenue	26.06%	13.67%	12.39%

Revenues

Consolidated revenues for the three months ended June 30, 2011 amounted to $4,014,841 as compared to revenues of $3,519,072 for the three months ended June 30, 2010, an increase of $495,769 or 14.09%. The change is due to an increase in sales for electronic ticketing systems and automatic traffic enforcement program.

Cost of Sales

Cost of sales for the three months ended June 30, 2011 amounted to $2,968,385 as compared to $ 3,038,088 for the three months ended June 30, 2010, a decrease of $69,703 or 2.29%, primarily due to a decrease in the costs of mobile technology.

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

Net Income

Net income for the three months ended June 30, 2011 amounted to $332,084 compared to $8,772 for the three months ended June 30, 2010, an increase of $323,312 or 3685.72% primarily due to a higher gross profit margins in the Company’s suite of products. The Company also recognized stock based compensation expense of $95,100 in the quarter ended June 30, 2011 for an aggregate of 820,000 shares of restricted Common Stock that it issued to two members of the board of directors and an employee as equity incentive compensation.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had total current assets of $5.1 million and current liabilities of $2.4 million resulting in a working capital surplus of $2.7 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated there under as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. The board members are considered to be accredited investors under the Securities Act and the employee has access to information concerning the Company. The restricted stock agreements pursuant to which the shares were granted provides that the certificates will bear a restrictive legend indicating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom:

(c)      The repurchases provided in the table below were made during the quarter ended June 30, 2011:

	Total Number of Securities Purchased	Average Price Paid per Share	Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value that May Yet Be Purchased Under the Plan
April 1 to April 30	90,000	0.13	11,250	447,585
May 1 to May 31	169,300	0.15	25,091	422,494
June 1 to June 30	10,000	0.18	1,825	420,669

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
_________
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