Form 10-Q/A
period 2011-09-30
Brekford Corp.
filed 2012-02-22
CIK 1357115

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three and nine months ended September 30, 2011 as discussed in Note 2 to the accompanying restated unaudited financial statements.

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

The Company has reevaluated its accounting treatment and previous reliance on FASB ASC Topic 605-45-45 for recording revenue derived from its automated traffic enforcement safety products and services. The Company generates revenue from these systems as a result of contracts with various municipalities and local government agencies, which allow the Company to produce automated traffic citations. The Company initially recorded revenue from these citations at the total amount of the citation and also recorded a corresponding cost of sale for the amount due the respective municipality or local government agency in accordance with the terms of the contract. The Company has subsequently determined that revenue from these citations should have been recognized net of the amount due to the respective municipality or local government agency. Correcting the accounting error will reduce previously reported net sales, cost of sales, receivables from citations issued, and payables to agency from citations issued, but will have no effect on stockholders' equity, net income, or earnings per share for any of the reporting periods.

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

Restatement of Other Financial Statements
Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our quarterly reports on Form 10-Q for the quarterly periods ended March 31 and  June 30, 2011. The amendments to our quarterly reports on Form 10-Q are being filed to restate our unaudited financial statements and related financial information for the periods contained in those reports.

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

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. Our management has reassessed effectiveness of our disclosure controls and procedures, and we determined that they were ineffective and we had a material weakness in our financial reporting. The Company has added additional resources and experienced technical staff to address that need.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2011	December 31, 2010
	(Restated)
ASSETS
CURRENT ASSETS
Cash	$2,237,462	$1,534,317
Accounts receivable	1,890,842	1,621,764
Receivables from citations issued, net of allowance $96,212 and $4,800 at September 30, 2011 and December 31, 2010, respectively	893,660	276,255
Prepaid expenses	16,497	24,342
Inventory	252,910	199,332
Total current assets	5,291,372	3,656,010
Property and equipment, net	1,546,647	1,011,950
Other non-current assets	32,707	27,542
TOTAL ASSETS	$6,870,726	$4,695,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,100,711	$801,955
Accrued payroll and related expenses	3,138	48,411
Income taxes payable	68,937	68,937
Deferred revenue	261,472	56,416
Customer deposits	44,682	14,059
Obligations under capital leases – current portion	312,675	121,779
Deferred rent – current portion	38,983	35,087
Payables to agency from citations issued	451,834	144,912
Total current liabilities	2,282,432	1,291,556

LONG - TERM LIABILITIES
Notes payable – stockholders	700,000	700,000
Obligations under capital lease, net of current portion	497,960	232,324
Notes payable - auto	34,340	19,298
Deferred rent, net of current portion	150,279	188,839
Total long-term liabilities	1,382,579	1,140,461
TOTAL LIABILITIES	3,665,011	2,432,017

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 40,642,198 and 40,580,813
shares issued and outstanding at September 30, 2011and at December 31, 2010 respectively	4,065	4,059
Additional paid-in capital	9,856,322	9,853,059
Accumulated deficit	(6,654,672)	(7,593,633)
TOTAL STOCKHOLDERS’ EQUITY	3,205,715	2,263,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,870,726	$4,695,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Restated)		(Restated)

NET SALES	$3,988,802	$2,655,118	$11,457,425	$9,535,141

COST OF SALES	2,722,119	2,172,493	8,390,924	8,140,161

GROSS PROFIT	1,266,683	482,625	3,066,501	1,394,980

OPERATING EXPENSES
Salaries and related expenses	282,616	225,776	878,678	658,988
Selling, general and administrative expenses	415,616	205,547	1,154,945	579,574

TOTAL OPERATING EXPENSES	734,231	431,323	2,033,622	1,238,562

INCOME FROM OPERATIONS	532,452	51,302	1,032,879	156,418

OTHER INCOME (EXPENSE)
Interest expense	(38,932)	(21,869)	(94,119)	(101,728)
Interest income	405	5,554	2,201	15,954
Other expense	—	—	(2,000)	—

TOTAL OTHER INCOME (EXPENSE)	(38,527)	(16,315)	(93,918)	(85,774)

NET INCOME	$493,925	$34,987	$938,961	$70,644

EARNINGS PER SHARE – BASIC AND DILUTED	$0.01	$0.00	$0.02	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	40,743,771	40,080,513	40,626,229	39,951,592
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,812,322	40,080,513	42,532,989	39,951,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$938,961	$70,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	212,002	74,179
Share based compensation	134,100	—
Deferred rent	(34,664)	(30,839)
Share-based legal settlement	—	45,000
Amortization of debt discount	—	36,575
Bad debt expense	91,412	—
Changes in operating assets and liabilities:
Accounts receivable	(269,078)	(572,158)
Receivables from citations issued, net	(708,818)	—
Prepaid expenses and other non-current assets	7,844	249,147
Inventory	(53,578)	236,006
Other asset	(5,164)	(216,487)
Customer deposits	30,623	73,081
Accounts payable and accrued expenses	298,756	287,173
Accrued payroll and related expenses	(45,273)	25,876
Deferred revenue	205,056	(6,007)
Income tax payable	—	(11,063)
Payables to agency from citations issued	306,922	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,109,101	(261,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(725,061)	(63,454)
Restricted Cash	—	(350,000)
NET CASH USED IN INVESTING ACTIVITIES	(725,061)	(413,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital financing	624,000	—
Principal payments on lease obligations notes payable	(174,064)	(23,364)
Purchase of treasury stock	(130,831)	—
NET CASH PROVIDED BY ( USED IN) FINANCING ACTIVITIES	319,105	(23,364)

NET INCREASE (DECREASE) IN CASH	703,145	(175,691)

CASH – Beginning of period	1,534,317	1,750,362

CASH – End of period	$2,237,462	$1,574,671

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$94,119	$101,728
Cash paid for incomes taxes	$2,000	$11,063
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES
Reversal of Unamortized Discount on Notes Payable	$—	$242,055
Acquisition of property through long-term debt	$21,638	$23,956
Cancellation of treasury stock	$130,831	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 (Restated) and 2010
(Unaudited)

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

NOTE 2 – RESTATEMENT OF SEPTEMBER 30, 2011 FINANCIAL STATEMENTS

The Company has reevaluated its accounting treatment for recording revenue derived from its automated traffic enforcement group safety cameras and radar systems.  The Company began generating revenue from these systems at a material level in the quarter ended March 31, 2011 as a result of contracts with various municipalities and local government agencies, which allow the Company to produce automated traffic citations.  The Company initially recorded revenue from these citations at the total amount of the citation and also recorded a corresponding cost of sale for the amount due the respective municipality or local government agency in accordance with the terms of the contract.  The Company has subsequently determined that revenue from these citations should have been recognized net of the amount due to the respective municipality or local government agency.   The correction of the error will reduce previously reported net sales, cost of sales, receivables from citations issued and payables to agency from citations issued, but will have no effect on stockholders’ equity, net income, or earnings per share for any of the reporting periods.

As a result, the Company has restated its third quarter 2011 financial statements to correct the sales and cost of sales to a net basis. This correction resulted in adjustments to the following financial statement line items as of and for the period indicated:

	As Previously Reported	Increase (Decrease)	As Restated
As of September 30, 2011
Unaudited Condensed Consolidated Balance Sheet
Receivables from citations issued, net	$1,514,935	$(621,275)	$893,660
Total current assets	$5,912,647	$(621,275)	$5,291,372
Total assets	$7,492,000	$(621,274)	$6,870,726
Payables to Agency from citations issued, net	$1,073,108	$(621,274)	$451,834
Total current liabilities	$2,903,706	$(621,274)	$2,282,432
Total liabilities	$4,286,285	$(621,274)	$3,665,011
Total liabilities and stockholders’ equity	$7,492,000	$(621,274)	$6,870,726

For the three months ended September 30, 2011
Unaudited Condensed Consolidated Statement of Operations
Net sales	$5,328,356	$(1,339,554)	$3,988,802
Cost of sales	$4,061,673	$(1,339,554)	$2,722,119

For the nine months ended September 30, 2011
Unaudited Condensed Consolidated Statement of Operations
Net sales	$14,292,905	$(2,835,480)	$11,457,425
Cost of sales	$11,226,404	$(2,835,480)	$8,390,924
Unaudited Condensed Consolidated Statement of Cash Flow
Bad debt expense	$96,212	$(4,800)	$91,412
Receivables from citations issued, net	$(1,334,892)	$626,074	$(708,818)
Payables to Agency from citations issued, net	$928,196	$(621,274)	$306,922

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

The results disclosed in the Statement of Operations for the three and nine months periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any other period.

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

For automatic traffic enforcement revenue, the Company recognizes the revenue on the date that the Company mails the valid violation. The Company records revenue related to automated traffic violations for the Company portion of the violation.   Once the full amount of the violation is collected, the Company then records a payable to the municipality until the amount is paid to the local jurisdiction.

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

NOTE 7 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which sales to three major customers represent 59.26% of the total sales for the nine months ended September 30, 2011. Accounts receivable from four customers amounted to 51.32 % of total accounts receivable at September 30, 2011.

The Company has several contracts with government agencies, of which sales to three major customers represent 46.05% of the total sales for the nine months ended September 30, 2010. Accounts receivable due from these customers amounted to 52.88% of total accounts receivable at September 30, 2010

Major Vendors

The Company purchased substantially all rugged IT products that it resold during the periods presented from a single distributor. Revenues from rugged IT products amounted to 46% and 64% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and 2010, accounts payable due to this distributor amounted to 66% and 53% of total accounts payable, respectively.

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

The Company repurchased the following Common Stock in open market transactions during the nine months ended September 30, 2011 under this program:

	Shares in Treasury Stock	Average Price Paid per Share	Cost of Shares Purchased as Part of Publicly Announced Plans or Programs

Balance as of January 1, 2011	—	$—	$—
Shares Purchased January 1, 2011 to September 30, 2011	858,315	0.15	130,831
Expired/Retired Shares	(858,315)		(130,831)
Balance as of September 30, 2011	—		$—

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

NOTE 10 – INVENTORY

As of September 30, 2011 and December 31, 2010 inventory consisted of the following

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

	Nine Months Ended September 30,		(Decrease) / Increase
	2011	2010	$	%
	(Restated)
Revenues	$11,457,425	$9,535,141	$1,922,284	20.16%

Cost of Sales	8,390,924	8,140,161	250,763	3.08%

Gross Profit	$3,066,501	$1,394,980	$1,671,940	119.87%

Gross Profit Percentage of Revenue	27%	15%

Revenues

Revenues for the nine months ended September 30, 2011 amounted to $11,457,425 as compared to revenues of $9,535,141 for the nine months ended September 30, 2010, representing an increase of $1,922,284 or 20.16%.  The change is due to an increase in sales for electronic ticketing systems and automatic traffic enforcement program, offset by a decrease in sales of Rugged IT Products.

Cost of Sales

Cost of sales for the nine months ended September 30, 2011 amounted to $8,390,924 as compared to $8,140,161 for the nine months ended September 30, 2010, an increase of $ 250,763 or 3.08%, primarily due to sales for electronic ticketing systems and rugged IT products.

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

Net Income

Net income for the nine months ended September 30, 2011 amounted to $938,961 compared to $70,644 for the nine months ended September 30, 2010, an increase of $868,317 or 1229.14% primarily due to a higher gross profit margins in the Company’s suite of products.

Results of Operations for the Three Months Ended September 30, 2011 and 2010 Compared

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

	Three Months Ended September 30,		Increase
	2011	2010	$	%
	(Restated)
Revenues	$3,988,802	$2,655,118	$1,333,684	50.23%

Cost of Sales	2,722,119	2,172,493	549,626	25.30%

Gross Profit	$1,266,683	$482,625	$784,058	162.46%

Gross Profit Percentage of Revenue	32%	18%

Revenues

Consolidated revenues for the three months ended September 30, 2011 amounted to $3,988,802 as compared to revenues of $2,655,118 for the three months ended September 30, 2010, an increase of $1,333,684 or 50.23%. The change is due to an increase in sales for electronic ticketing systems and automatic traffic enforcement program.

Cost of Sales

Cost of sales for the three months ended September 30, 2011 amounted to $2,722,119 as compared to $2,172,493 for the three months ended September 30, 2010, an increase of $49,626 or 25.3%, primarily due to an increase in costs for electronic ticketing systems.

Expenses

	Three Months Ended September 30,		Increase / (Decrease)
	2011	2010	$	%
OPERATING EXPENSES
Salaries and related expenses	$282,616	$225,776	$56,840	25.18%
Selling, general and administrative expenses	451,616	205,547	246,069	119.71%
Total operating expenses	$734,231	$431,323	$302,908	70.23%

Salaries and related expenses

Salaries and wages paid in cash for the three months ended September 30, 2011 amounted to $ 282,616 as compared to $225,776 for the three months ended September 30, 2010, an increase of $56,840 or 25.18%. The increase is primarily due to salaries and expenses for the expansion of business.

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

Net Income

Net income for the three months ended September 30, 2011 amounted to $493,925 compared to $34,987 for the three months ended September 30, 2010, an increase of $458,938 or 1311.74% primarily due to a higher gross profit margins in the Company’s suite of products. The Company also recognized stock based compensation expense of $39,000 in the quarter ended September 30, 2011 for an aggregate of 100,000 shares of restricted Common Stock that it issued to a consultant as part of a service agreement.

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, we had total current assets of $5.3 million and current liabilities of $2.3 million resulting in a working capital surplus of $3.0 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated there under as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. The consultant has access to information concerning the Company. The consulting agreement pursuant to which the shares were granted provides that the certificates will bear a restrictive legend indicating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom:

(c)      The repurchases provided in the table below were made during the quarter ended September 30, 2011:

	Total Number of Securities Purchased	Average Price Paid per Share	Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value that May Yet Be Purchased Under the Plan

July 1 to July 31	—	—	—	$420,669
August1 to August 31	5,000	$0.30	1,500	$419,169
September 1 to September 30	250,000	$0.20	50,000	$369,169

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
____________________
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