Form 10-K
period 2011-12-31
Brekford Corp.
filed 2012-03-09
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____to _____
———————
BREKFORD CORP.
(Exact name of registrant as specified in its charter)
———————

Delaware	000-52719	20-4086662
(State or Other Jurisdiction of Incorporation or Organization)	Commission File Number	(I.R.S. Employer Identification No.)

7020 Dorsey Road
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2011, was approximately $4,122,087 based upon the closing price reported for such date on the OTCQB of the OTC Markets. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  43,842,265 as of March 01, 2012.

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

ITEM 1.  BUSINESS

Our History

Brekford Corp. (OTCBB; OTCQB: BFDI) is a leading technology service provider of fully integrated vehicle installation services, rugged mobile information technology solutions, and automated traffic safety enforcement systems geared towards mission critical operations. Depending upon the context, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us,” refers to Brekford Corp. The Company (formerly California Cyber Design, Inc. (“CCDI”)) was incorporated in Delaware on May 27, 1998 and changed its name to American Financial Holdings, Inc. (Pink Sheets:“AFHI”) on August 11, 2004.  AFHI, a publicly-traded corporation with no operations announced the completion of its share exchange transaction with Pelican Mobile Computers, Inc., a Maryland corporation (“Pelican Mobile”), on January 6, 2006. Pelican exchanged each issued and outstanding share of Pelican Mobile Computers (1,000 shares issued and outstanding at the time of the share exchange) for 25,000 shares of AFHI on a post-split basis (the “Share Exchange”) with an aggregate of 25,000,000 shares of Common Stock of AFHI issued to the former shareholders of  Pelican Mobile.  At the time of the Share Exchange, the existing stockholders of AFHI retained 5,512,103 shares of AFHI’s outstanding Common Stock after the cancellation of approximately 2,549,000 shares of Common Stock. As a result, the former shareholders of Pelican Mobile became the majority stockholders of AFHI. Under the terms of the Share Exchange, the Company changed its name to Tactical Solution Partners, Inc. (Pink Sheets: “TTSR”). On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp. to better reflect our business strategy. Subsequently on July 9, 2010, the Company’s stockholders approved a proposal to change our name from Brekford International Corp. to Brekford Corp. On October 27, 2010, the board of directors approved the merger of our subsidiary Pelican Mobile, with the holding company, Brekford Corp., pursuant to Section 253 of the General Corporation Law of the State of Delaware. The merger became effective upon the filing of a Certificate of Ownership and Merger with the State of Delaware (and the appropriate Articles of Merger with the State of Maryland), pursuant to the terms of an Agreement and Plan of Merger. The merger documents were filed with the respective states of Delaware and Maryland on October 28, 2010. Effective upon the completion of the merger the corporate name of the Company, which is the surviving entity in the merger, remained as Brekford Corp. The operations of Pelican Mobile were continued by the Company without interruption following the merger.

ITEM 2.  PROPERTIES

Our corporate headquarters and first responder technology integration center is located in Hanover, Maryland in an approximately 22,000 square foot office and warehouse facility which is leased at various monthly rates for a 92-month term expiring on January 15, 2015. The Company also leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a three-year lease with Peppermill. This space is used for the expansion of business. The total minimum lease payments due under the Company’s lease agreements are $699,552.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 01, 2012, there were 43,842,265 shares of Common Stock outstanding held by approximately 54 stockholders of record, solely based upon the count our transfer agent provided us as of that date. This number does not include:

●	any beneficial owners of Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

●	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

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

The following table sets forth, for the periods presented, the high and low bid price ranges of our Common Stock as reported on the OTCBB. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2010:
First Quarter	$0.23	$0.11
Second Quarter	$0.17	$0.09
Third Quarter	$0.12	$0.07
Fourth Quarter	$0.12	$0.09
Fiscal year ended December 31, 2011:
First Quarter	$0.16	$0.10
Second Quarter	$0.25	$0.10
Third Quarter	$0.59	$0.23
Fourth Quarter	$0.70	$0.41

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

In addition, the General Corporation Law of the State of Delaware prohibits us from declaring and paying a dividend on our Common Stock at a time when we do not have either (as defined under that law):

●	a surplus, or, if we do not have a surplus,

●	net profit for the year in which the dividend is declared and for the immediately preceding year.

Equity Compensation Plan

The following table provides information as of December 31, 2011 with respect to employee compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights Column (a)	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights Column (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) Column (c)
Equity compensation plans approved by security holders	—	—	6,680,000
Equity compensation plans not approved by security holders	—	—	—

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of Common Stock during the quarter ended December 31, 2011:

Issuer Purchases of Equity Securities
	Total Number of Securities Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value that May Yet Be Purchased Under the Plan
October 2011	—	—	—	$369,169
November 2011	—	—	—	$369,169
December 2011	—	—	—	$369,169

On September 7, 2010, the Company issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in shares of its outstanding Common Stock over the next 12 months. The stock repurchase program is extended for an additional twelve (12) months until September 7, 2012. The shares of Common Stock may be purchased from time to time in open market transactions or in privately negotiated transactions at the Company's discretion.

Unregistered Sales of Equity Securities

Except as provided herein, all unregistered sales of securities issued during the fiscal year ended December 31, 2011 have been previously reported on the Company’s quarterly reports on Form 10-Q or current reports on Form 8-K.

On December 1, 2011 we issued 50,000 shares of Common Stock to Radius Consulting as part of the service agreement and on December 5, 2011 we issued 50,000 shares of Common Stock to Travis Hudson, Director of Sales in consideration for services rendered, pursuant to a restricted stock agreement between the Company and employees under our 2008 Stock Incentive Plan.

On December 12, 2011, a promissory note in the amount of $200,000 in favor of former director Mr. Bruce Robinson was settled through conversion of the note to Common Stock in the amount of 1,428,572 shares.

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

Overview

Brekford Corp. (OTCBB; OTCQB: BFDI) a technology services provider of mobile computer and video systems through its vehicle upfitting services to homeland security agencies and federal, state, and municipal law enforcement agencies.  The traffic safety enforcement provides automated  photo speed enforcement and red light camera solutions to municipalities.  Brekford is an established company which has provided services, for more than a decade to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Brekford provides these departments and agencies with an end-to-end suite of rugged mobile information technology (IT), vehicle upfitting services, and automated traffic safety photo enforcement technology solutions.

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

 Products and Services

Public safety is a major concern for most communities – especially as populations grow, public safety budgets are reduced. One way to help make streets safer while reducing workload is a well-run photo red light or speed enforcement program. The objective of photo enforcement is to help reduce the incidences of aggressive driving through voluntary compliance. Revenue generated from fines routinely goes directly back into supporting other public safety initiatives.

In a 1999 study using a sample of 4,526 police reports on public roads in four urban areas, it showed that 22% of these crashes were caused by the driver running a traffic control device. (Synthesis and Evaluation of Red-Light Running Automated Enforcement Programs in the United States. FHWA-IF-00-004, Sep. 1999). The study also showed that motorists are more likely to be injured in crashes involving red light running than in other types of crashes. Forty-five percent of red lights running crashes cause injuries, compared to thirty percent for other types of crashes.

Speeding and failure to stop at a red light is estimated to cause more than 180,000 crashes every year, resulting in approximately 1,000 deaths and 90,000 injuries a year. Although opposition to red light cameras cite the increase in rear end collisions as cause for disapproval of cameras, a recent study conducted by the Insurance Institute for Highway Safety, (Feb. 2008) reported that red-light cameras reduce front-into-side collisions and overall injury crashes. Because the types of crashes prevented by red light cameras tend to be far more severe than rear-end crashes, research has shown there is a positive aggregate benefit. Photo Enforcement solutions can reduce collisions, injuries and deaths by providing a useful tool for municipalities and law enforcement agencies – without unduly taxing drivers who do not break the law. Today, nearly 400 communities across the US operate red light or speed camera enforcement programs.

Brekford’s automated traffic safety enforcement products offer intersection safety (red light), photo speed, work zone and school bus enforcement options by way of a complete suite of solution-based products.  Assembling a team of industry professionals with the most experience in this field we have since developed equipment and a full turn-key solution that will ensure the success of any program.  Having the advantage of a team with experience, we have created and implemented some of the most cutting-edge features into our design – while constructing end-to-end systems specifically with our clients’ needs in mind.

Automatic Traffic Safety Enforcement - Photo Speed & Red light Enforcement

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

Application of Critical Accounting Policies and Pronouncements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments affecting the reporting amounts of assets and liabilities, expenses and related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions we believe to be reasonable under the circumstances. We may also engage third party specialists to assist us in formulating estimates when considered necessary. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be different from actual amounts that may only be determined upon the outcome of one or more confirming events and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions. The Company believes the critical accounting policies below are affected by estimates, assumptions and judgments used in the preparation of our financial statements.

Accounts Receivable and Relievable from Citations Issued Allowance

Accounts receivable and relievable from citations issued are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing receivables. The Company calculates the allowance based on a specific analysis of past due balances.  Past due status is based on how recently payments have been received by customers and violators.  Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers and the company’s ability leverage its relationship with state and local governments to secure collection of citations issued as many states will not renew vehicle registrations with outstanding, unpaid citations.

Revenue Recognition

The Company recognizes revenue when all four basic criteria are met (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work. For automatic traffic enforcements, the Company recognizes revenues net of amount due to municipalities on the date that the Company determines a valid violation occurred.

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

Business Strategy

Brekford Corp. is a technology services provider of mobile computer and video systems through its vehicle upfitting services to homeland security agencies and federal, state, and local law enforcement agencies and traffic safety enforcement which includes photo speed enforcement and red light camera solutions for municipalities. The primary products and services from which Brekford has earned revenue and anticipates we will continue to earn revenue is through this suite of products and services.

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

The automatic traffic enforcement solutions include speed and red-light camera enforcement that are increasingly in demand. The U.S.Marketscape for red-light systems is estimated at 20,000 to 30,000 systems and the market for speed cameras is estimated at 35,000 to 50,000 systems. The industry penetration as of February 2010 is 18% for red light systems and 2% for speed systems. According to the Governors Highway Safety Association (www.ghsa.org), 24 states have red light cameras currently operating and 13 states and the District of Columbia have speed camera operating in at least one location. We believe we have already made a foothold in this business within a relatively short time by securing contracts with several municipalities and our goal is to become a major player in this business concentrating initially within the Mid-Atlantic region. There are only a handful of competitors that are currently providing automatic traffic enforcement services with three companies that are considered leaders of this industry. Because we believe we possess a technical advantage and reputable customer service we anticipate competing with these leaders within a relatively short time.

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

To address these competitive pressures and industry trends, we intend to grow revenues by:

●	Offering an expanded platform of products and higher-end technical services to our existing customers;

●	Increasing our customer base by expanding our offerings into additional regions;

●	Offering 360 Degree one-stop shop for “smart” law enforcement vehicle and municipal lease/financing options on full vehicle build-outs;

●	Using our placement on the General Services Administration (“GSA”) Schedule 84, a preferred, pre-negotiated contract that provides significant revenue opportunities from federal, state and local governments, which, along with the passage of the Local Preparedness Acquisition Act, management believes will benefit our upfitting group by opening up our products and services to federal, state and local governments with which we have not done business before;

●	Increasing installation sales of Automatic Traffic Enforcement - Photo Speed Enforcement. The global economic environment may present opportunities and challenges in the year ahead, yet municipalities will still need to address road safety issues and photo-enforcement is a crucial tool in that task; and

●	We intend to continue to invest in research and development to ensure that out technologies remain at the forefront of the industry.

Customers

The Company has several contracts with government agencies, of which sales to one major customer was 23.22% of the total net sales at December 31, 2011. Accounts receivable due from three customers amounted to 43.18%, 14.59% and 13.50% respectively, of total accounts receivable at December 31, 2011.

Employees

As of February 22, 2012, we employed 43 full-time and one part-time employee. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements.  We anticipate hiring additional employees to ensure timely delivery of customer projects and services, as necessary. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Corporate Information

Our principal executive offices are located at 7020 Dorsey Road, Hanover, Maryland 21076, and our telephone number is (443) 557-0200, www.brekford.com.

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

Results of Operations

Comparative Results of Operations for the Years Ended December 31, 2011 and 2010

The following tables summarize selected items from the statement of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

	Year Ended December 31,		Increase
	2011	2010	$
Revenues	$16,716,560	$11,608,828	$5,107,733	44.0%
Cost of Sales	12,379,607	9,698,228	2,681,379	27.6%
Gross Profit	$4,336,953	$1,910,600	$2,426,353	127.0%

Gross Profit Percentage of Revenue	25.9%	16.5%

Revenues

Revenues for the year ended December 31, 2011 were $16,716,560 compared to $11,608,828 for the year ended December 31, 2010, an increase of $5,107,733 or 44.0%, primarily due to the addition of our automated traffic enforcement products which had minimal revenue in 2010. The Company launched the automated traffic enforcement business initiative in December of 2010 and saw a full year effect of growth in this service in 2011. There was additionally increased revenue in the area of rugged IT, Slick-Ticket and video technology which includes mobile computers and video cameras for first responders.

Cost of Sales

Cost of sales for the year ended December 31, 2011 was $12,379,607 compared to $9,698,228 for the year ended December 31, 2010, an increase of $2,681,379 or 27.6%, primarily due to the increase the purchase of rugged technology, including docking and mounts for the equipment. Included in hardware expenses would be Electronic Ticketing hardware. There were moderate increases in the cost of installation due to the increased volume of installation of mobile technology. Expenses for automated traffic enforcement also increased as the program expanded.  The company continues to invest in making the program more efficient.

The Company gross profit percentage for the year ended December 31, 2011 was 25.9% compared to 16.5% for the year ended December 31, 2010 primarily due to the higher margin sales for Slick-Ticket and automated traffic enforcement program.

Expenses

	Year Ended December 31,		Increase
	2011	2010	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,287,776	$960,285	$327,491	34.1%
Selling, general and administrative expenses	1,710,790	834,122	876,668	105.1%
Total operating expenses	$2,998,566	$1,794,407	$1,204,159	67.1%

Salaries and Related Expenses

Salaries and wages for the year ended December 31, 2011 amounted to $1,287,776 compared to $960,285 for the year ended December 31, 2010, an increase of $327,491 or 34.1%.  The increase is primarily due to the increase in employees related to the higher volume of business required to support the automated traffic enforcement products and the growth in the sales of upfitting products.  There were also some increases due to the cost of some benefit programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 were $1,710,790 compared to $834,122 for the year ended December 31, 2010, an increase of $876,668 or 105.1%.  The increase is primarily due to the increases in support, selling and equipment depreciation required by the expanding automated traffic product. There were also increases in the bad debt expense, investor relations, automated traffic consulting and accounting/audit expenses.

Other Expense and Income

	Year Ended December 31,		(Decrease)/Increase
	2011	2010	$	%
OTHER INCOME (EXPENSE)
Interest expense	$(129,556)	$(127,383)	$(2,173)	1.7%
S Interest Income	2,497	19,007	16,510	(86.9)%
Total other (expense) income	$(127,059)	$(108,375)	$(18,684)	(17.2)%

Interest expense for the year ended December 31, 2011 was $129,556 compared to $127,383 for the year ended December 31, 2010 an increase of $2,173 or 1.7%. The increase was primarily due to additional equipment financed for operations.

Interest income for the year ended December 31, 2011 was $2,497 compared to $19,007 for the year ended December 31, 2010 a decrease of $16,510 primarily due to reduced rates.

 Financial Condition, Liquidity and Capital Resources

At December 31, 2011, the Company had total current assets of $6.1 million and current liabilities of $3.3 million resulting in a working capital surplus of $2.8 million. At December 31, 2010, we had total current assets of $3.5 million and current liabilities of $1.1 million, resulting in a working capital surplus of $2.4 million.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months. While the Company has taken certain measures to conserve its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that the current economic and budget crisis faced by federal, state and local governments, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be further affected by the current economic downturn or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management and could also affect the availability of external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to capital resources, it has not secured any commitments for new financing at this time, other than the revolving line of credit with a bank reported in this Annual Report, nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet transactions as defined in Item 303 of the Securities and Exchange Commission’s Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and
Stockholders of Brekford Corp.

We have audited the accompanying balance sheets of Brekford Corp. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brekford Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Stegman & Company

Baltimore, Maryland
March 9, 2012

BREKFORD CORP.
BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets:
Cash	$1,832,969	$1,534,317
Accounts receivable, net of allowance of $0 in 2011 and 2010	2,810,619	1,621,764
Receivables from citations issued, net of allowance $261,417 and $4,500 at December 31, 2011 and 2010, respectively	862,576	91,808
Unbilled Receivables	92,969	39,535
Prepaid expenses	47,305	24,342
Inventory	426,500	199,332
Total current assets	6,072,938	3,511,098
Property and equipment, net	1,514,996	1,011,950
Other non-current assets	551,070	27,542
Total assets	$8,139,004	$4,550,590

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,693,564	$801,955
Accrued payroll and related expenses	50,645	48,411
Line of Credit	500,000	—
Income tax payable	68,937	68,937
Customer deposits	43,624	14,059
Deferred revenue	289,593	56,416
Obligations under capital leases – current portion	340,039	121,779
Deferred rent – current portion	39,470	35,087
Payables to agency from citations issued	314,808	—
Total current liabilities	3,340,680	1,146,644

Long-term liabilities:
Notes payable – stockholders, net of discount	500,000	700,000
Obligations under capital leases, net of current portion	391,038	232,324
Notes payable - auto	30,649	19,298
Deferred rent, net of current portion	137,556	188,839
Total long-term liabilities	1,059,243	1,140,461
Total liabilities	4,399,923	2,287,105

Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 43,842,265 issued and outstanding as of December 31, 2011 and 40,580,513 shares issued and outstanding as of December 31, 2010	4,385	4,059
Additional paid-in capital	10,117,001	9,853,059
Accumulated deficit	(6,382,305)	(7,593,633)
Total stockholders’ equity	3,739,081	2,263,485
Total liabilities and stockholders’ equity	$8,139,004	$4,550,590

The accompanying notes are an integral part of these financial statements.

BREKFORD CORP.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

Net Sales	$16,716,560	$11,608,828
Cost of sales	12,379,607	9,698,228
Gross profit	4,336,953	1,910,600

Operating expenses:
Salaries and related expenses	1,287,776	960,285
Selling, general and administrative expenses	1,710,790	834,122
Total operating expenses	2,998,566	1,794,407
Income from operations	1,338,387	116,193
Other (expense) income:
Interest expense	(129,556)	(127,383)
Interest income	2,497	19,007
Total other (expense)income	(127,059)	(108,376)
Income before income taxes	1,211,328	7,817
Income tax expense	—	—
Net income	$1,211,328	$7,817

Net income per share – basic and diluted	$0.03	$0.00
Weighted average shares outstanding used in computing per share amounts:
Basic	40,799,298	39,921,046
Diluted	43,912,527	39,921,046

The accompanying notes are an integral part of these financial statements.

BREKFORD CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
BALANCE – January 1, 2010	39,705,513	$3,971	$10,005,201	$(7,601,450)	$2,407,722
Shares issued (Common stock issued in connection with legal settlement)	375,000	38	44,962	—	45,000
Reversal of unamortized discount on notes payable	—	(1,891)	(242,054)	—	(242,054)
Restricted shares issues to employee	500,000	50	44,950	—	45,000
Net income	—	—	—	7,817	7,817
BALANCE – December 31, 2010	40,580,513	4,059	9,853,059	(7,593,633)	2,263,485
Repurchase and cancellation of common stock	(858,315)	(86)	(130,746)	—	(130,832)
Shares issued upon exercise of warrants	1,671,495	167	(167)	—	—
Restricted shares issues to non-employees and directors	220,000	22	83,078	—	83,100
Restricted shares issues to employee	800,000	80	111,920	—	112,000
Shares issued upon notes conversion	1,428,572	143	199,857		200,000
Net income	—	—	—	1,211,328	1,211,328
BALANCE – December 31, 2011	43,842,265	$4,385	$10,117,001	$(6,382,305)	$3,739,081

The accompanying notes are an integral part of these financial statements.

  BREKFORD CORP.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,211,328	$7,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324,967	121,681
Share-based compensation and payments to consultants	195,100	45,000
Share-based legal settlement	—	45,000
Amortization of debt discount	—	36,575
Bad debt expense	256,917	13,306
Changes in operating assets and liabilities:
Accounts receivable	(1,188,855)	(394,143)
Unbilled Receivables	(53,434)	(39,535)
Receivables from citations issued	(1,027,685)	(91,808)
Prepaid expenses and other non-current assets	(546,492)	232,750
Inventory	(227,168)	219,501
Accounts payable and accrued expenses	891,609	(34,108)
Accrued payroll and related expenses	2,234	31,255
Income tax payable	—	(11,063)
Customer deposits	29,565	13,001
Deferred rent	(46,900)	(42,063)
Deferred revenue	233,177	31,416
Payables to agency from citations issued	314,808	—
Net cash provided by operating activities	369,171	153,780

Cash flows from investing activities:
Purchases of property and equipment	(806,375)	(326,843)
Net cash used in investing activities	(806,375)	(326,843)

Cash flows from financing activities:
Borrowing on Line of Credit	500,000	—
Equipment Financing	624,000
Payments on notes payable - auto	(10,283)	(4,658)
Principal payments on lease obligation	(247,026)	(38,324)
Purchase and cancellation of common stock	(130,832)	—
Net cash provided by (used in) financing activities	735,856	(42,982)
Net increase (decrease) in cash	298,652	(216,045)
Cash – beginning of year	1,534,317	1,750,362
Cash – end of year	$1,832,969	$1,534,317

Supplemental disclosures of cash flow information:
Cash paid for interest	$129,556	$90,808
Cash paid for income taxes	$—	$11,063
Supplemental disclosures of non-cash investing and financing activities:
Reversal of Unamortized Discount on Notes Payable	$—	$242,054
Notes payables settled for stock	$200,000	$—
Financed Acquisition of equipment	$21,638	373,956

The accompanying notes are an integral part of these financial statements.

BREKFORD CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Description of the Business

Brekford Corp. (OTCBB; OTCQB: BFDI) headquartered in Hanover,  Maryland is a technology services provider of mobile computer and video systems through its vehicle upfitting services to security agencies and federal, state, and municipal  law enforcement agencies.  Our traffic safety solutions encompass automated  photo speed enforcement and red light camera solutions to municipalities. Depending upon the context, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us,” refers to Brekford Corp.  Brekford is an established company which, for more than a decade, has provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Brekford provides these departments and agencies with an end-to-end suite of rugged mobile information technology (IT), vehicle upfitting services, and automated traffic safety photo enforcement technology solutions.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported net income or retained earnings.

Concentration of Credit Risk

The Company maintains cash accounts with major financial institutions. From time to time, amounts deposited may exceed the FDIC insured limits.

Accounts Receivable, Unbilled Receivables and Receivables from citations issued

Accounts receivable, unbilled receivables and receivables from citation issued are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company calculates the allowance based on a specific analysis of past due balances.  Past due status is based on how recently payments have been received by customers.  Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. Warranty claims were $29,675 for the year ended December 31, 2011 and insignificant in 2010. The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts. Revenue from extended warranties for the year ended December 31, 2011 amounted to $222,438 and was insignificant for the year ended December 31, 2010.

For automatic traffic enforcement revenue, the Company recognizes the revenue on the date that the Company determines a valid violation has occurred. The Company records revenue related to automated traffic violations for Company’s share of the violation amount.

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in products revenues and all costs of shipping and handling are included in cost of sales in the accompanying consolidated statements of operations. The Company incurred shipping and handling costs of $39,350 and $38,519 for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. These expenses are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expense amounted to $10,831 and $12,615 for the years ended December 31, 2011 and 2010, respectively.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all share-based awards based on estimated fair values, net of estimated forfeitures, on a straight line basis over the period during which the employee and non-employee is required to provide services in exchange for the award.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is more likely than not that some portion or the entire deferred tax asset will be realized. Accordingly, at December 31, 2011 and 2010 net of valuation allowance, the net deferred tax assets were reduced to zero.

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure in the accompanying financial statements. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effect of potential dilutive common shares outstanding during the period.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s note obligations approximate fair value, as the terms of these notes are consistent with terms available in the market for instruments with similar risk.

Segment Reporting

ASC Topic 280 Segment Reporting, requires that an enterprise report selected information about operating segments in its financial reports issued to its shareholders. Based on the analysis performed by the Company, management has determined that the Company only has one operating segment, which is Traffic Safety Solutions. The chief operating decision-makers use combined results to make operating and strategic decisions, and therefore, are not required to disclose any additional segment information.

Newly Issued Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2011	2010
Leasehold improvements	$471,120	$466,420
Computer equipment and software	349,463	258,473
Vehicles	157,362	130,314
Furniture	92,685	86,601
Cameras	1,094,341	402,015
Phone equipment	36,215	29,351
	2,201,187	1,373,174
Accumulated depreciation and amortization	(686,191)	(361,224)
	$1,514,996	$1,011,950

Depreciation and amortization of property and equipment for the years ended December 31, 2011 and 2010 was $324,967 and $121,681, respectively.  As of December 31, 2011 and 2010 the Company had approximately $226,000 and $210,000 of property and equipment that was not placed in service at those respective dates.

NOTE 3 – LINE OF CREDIT

On November 4, 2010, the Company entered into a $500,000 revolving line of credit agreement with a bank. Under this agreement the Company may repay principal amounts and re-borrow them during the term of the agreement. Interest is payable at the rate of the BBA LIBOR Daily Floating rate plus 4%. The line of credit is collateralized by all assets of the Company and is personally guaranteed by the two principal officers of the Company. The maturity date for the line of credit agreement has been extended to November 30, 2012. As of December 31, 2011 and 2010 amounts outstanding under the line of credit were $500,000 and $0 respectively.

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

On April 1, 2010, the Company and each member of the lender group executed a respective First Amendment to the Unsecured Promissory Note amending the terms of the Promissory Notes.  Each Promissory Note was amended as described below to:

●	Revise the conversion price in the provision that allows the holder of the respective Promissory Note to elect to convert any outstanding and unpaid principal portion of the Promissory Note, and any accrued and unpaid interest into shares of the Common Stock at a price of fourteen cents ($0.14) per share of Common Stock, and

●	Amend the maturity date provided the Company agrees to pay the unpaid principal balance of the respective Promissory Note and all accrued and unpaid interest on the date that is the earlier of (i) four (4) years from the issue date of the note or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars($5,000,000).

On December 12, 2011 the promissory note to Mr. Bruce Robinson was settled through conversion to Common Stock in the amount of 1,428,572 shares.

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment and vehicles under separate non-cancelable equipment loan and security agreements.  The agreements mature in July 2012, October 2013 and November 2014. The agreements require various monthly payments and are secured by the assets under lease.  As of December 31, 2011 and 2010, capital lease assets of $877,556 and $380,879, respectively, net of accumulated amortization of $153,016 and $25,693, respectively are included in property and equipment on the consolidated balance sheets.

Future minimum lease payments under these lease agreements at December 31, 2011 are as follows:

2012	$375,613
2013	367,031
2014	98,091
Total minimum lease payments	840,735
Less: amounts representing interest	(109,659)
Present value of net minimum lease payments	$731,076

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring in June 2013 and January 2015.

Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs at December 31, 2011 are as follows:

2012	$239,922
2013	229,166
2014	212,736
2015	17,728
Total	$699,552

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

The Company records rent expense over the term of the lease on a straight-line basis, less amounts received under sub-lease arrangements. Total rent expense amounted to $229,508 and $209,249 for the years ended December 31, 2011 and 2010, respectively.

The Company leased approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a 3-year lease with Peppermill. For the year ended December 31, 2011 and 2010, lease payments amounted to $42,874 and $17,850 respectively.

Beginning in November 2008, the Company entered into a sub-lease arrangement with certain former employees of the Company, which expired on March 31, 2011.  As per lease agreement a security deposit of $2,969 was returned.

NOTE 6 – INVENTORY

As of December 31, 2011 and December 31, 2010 inventory consisted of the following

	2011	2010
Raw Materials	$379,200	$199,332
Work in Process	47,300	—
Total Inventory	$426,500	$199,332

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

	Years Ended December 31,
	2011	2010

Basic Net income per share
Net Income	$1,211,328	$7,817
Weighted average common shares outstanding - basic	40,799,298	39,921,046
Basic earnings per share	$0.03	$0.00

Diluted net income per share
Net Income	$1,211,328	$7,817
Weighted average common shares outstanding	40,799,298	39,921,046
Potential dilutive securities	3,113,229	—
Weighted average common shares outstanding – diluted	43,912,527	39,921,046
Diluted earnings per share	$0.03	$0.00
Common stock equivalents excluded due to anti-dilutive effect	1,320,000	9,595,000

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

Stock Options

There was no share-based compensation expense during the years ended December 31, 2011 or 2010 related to stock options. As of December 31, 2011 and 2010, there were no outstanding stock options.

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

For the year ending December 31, 2011, Company granted an aggregate of 1,020,000 shares of restricted stock to the directors, non-employees and to its key employees in consideration of services rendered and part of employment agreement. The weighted average value of the shares amounted to $0.19 per share based upon the closing price of shares of the Company’s Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $195,100 in share-based compensation expense for the year ending December 31, 2011 related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value
Nonvested restricted stock at January 1, 2010	—	$—
Granted	500,000	0.09
Vested	(500,000)	0.09
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2010	—	$—
Granted	1,020,000	0.19
Vested	(1,020,000)	0.19
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2011	—	$—

Common Stock Purchase Warrants

For the year ended December 31, 2011 and 2010 there was no share-based compensation expense for common stock purchase warrants. As of December 31, 2011, there are no unvested common stock purchase warrants.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2010	4,595,000	$0.31	2.17
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2010	4,595,000	0.31	1.17
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised	(3,000,000)	0.29	—
Outstanding at December 31, 2011	1,595,000	$0.37	0.56
Exercisable at December 31, 2011	1,595,000	$0.37	0.56
Intrinsic Value at December 31, 2011	$528,200

2008 Stock Incentive Plan

On February 19, 2008, the Board of Directors authorized the adoption of the 2008 Stock Incentive Plan (the “Incentive Plan”), subsequently approved by the stockholders on April 25, 2008, which is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Incentive Plan with those of the Company and the Company’s stockholders. The Incentive Plan provides that up to 8 million shares of the Company’s Common Stock may be issued under the Plan. A total of 500,000 restricted shares of Common Stock were issued to an employee for the year ended December 31, 2010 in recognition of services to the Company under the Incentive Plan. There are 6,680,000 shares available for future issuances under this Plan.

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

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which sales to one major customer was 23.22% of the total net sales at December 31, 2011. Accounts receivable due from three customers amounted to 43.18%, 14.59 % and 13.50% respectively, of total accounts receivable at December 31, 2011.

During the year ended December 31, 2010, there were two customers each of which had total sales greater than 10% of total net sales. Accounts receivable due from three customers amounted to 22.7%, 18.4 % and 18.0% respectively, of total accounts receivable at December 31, 2010.

Major Vendors

The Company purchased substantially all laptop computers that it resold during the periods presented from a single distributor. Revenues from laptop computers, which amounted to $8,085,100 and $6,973,323, comprised approximately 43% and 60% of total revenues for the years ended December 31, 2011 and 2010, respectively.

While the Company believes that alternative sources of these products are available, it has yet to identify sources other than these two vendors that have the ability to deliver these products to the Company within the time frames and specifications that it currently demands. The loss of either of these vendors could result in a temporary disruption of the Company’s operations.

NOTE 10 – INCOME TAXES

As of December 31, 2011, the Company has approximately $2.0 million of federal and state net operating loss carry forwards available to offset future taxable income, if any, through 2030. These net operating losses begin to expire in 2028. If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict the Company’s ability to utilize these loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could become limited in future years if ownership changes were to occur as defined in the Internal Revenue Code and similar state income tax provisions. The Company files income tax returns in the U.S. Federal Jurisdictions. The Company is no longer subject to U.S. Federal Income tax examinations by tax authorities for years before 2008.

The Company’s deferred tax assets and liabilities are as follows for each of the periods presented:

	December 31,
	2011	2010

Net operating loss carry forwards	$782,000	$1,006,000
Property and Equipment	(404,000)	(74,000)
Allowance for uncollectable accounts	103,000	2,000
	481,000	934,000
Valuation allowance	(481,000)	(934,000)
Net deferred tax asset	$—	$—

The Company’s recorded income tax, net of the change in the valuation allowance for each of the periods presented, is as follows:

	Years Ended December 31,
	2011	2010
Current
Federal	$—	$—
State	—	—
	—	—

Deferred
Federal	332,000	(30,000)
State	121,000	(6,000)
	453,000	(36,000)
Change in valuation allowance	(453,000)	36,000
Income tax expense	$—	$—

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

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2011	2010
Expected statutory rate	34.0%	34.0%
State income tax rate, net of Federal benefit	5.4%	5.9%
Permanent differences
Other	0.1%	11.1%
	39.5%	51.0%
Valuation allowance	(39.5)%	(51.0)%
	—%	—%

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based upon that evaluation, management concluded that these disclosure controls and procedures were not effective as of the end of the period covered in this report.

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

On February 1, 2012, the audit committee and the board of directors of and management of the Company concluded, following discussions with members of the Staff of the Securities and Exchange Commission, that the Company's interim financial statements included in its Quarterly Reports on Form 10-Q as of and for each of the periods ended March 31, June 30, and September 30, for 2011, should be restated. The restatements of these quarterly reports were filed with the Commission on February 22, 2012.  The Company reevaluated its accounting treatment and previous reliance on FASB ASC Topic 605-45-45 for recording revenue derived from its automated traffic enforcement safety products and services. The Company generates revenue from these systems as a result of contracts with various municipalities and local government agencies, which allow the Company to produce automated traffic citations. The Company initially recorded revenue from these citations at the total amount of the citation and also recorded a corresponding cost of sale for the amount due the respective municipality or local government agency in accordance with the terms of the contract. The Company has subsequently determined that revenue from these citations should have been recognized net of the amount due to the respective municipality or local government agency. Correcting the accounting error will reduce previously reported net sales, cost of sales, receivables from citations issued, and payables to agency from citations issued, but will have no effect on stockholders' equity, net income, or earnings per share for any of the reporting periods. As a result of the restatements management has determined that the Company has a material weakness in its internal control over financial reporting.  As a result, management has reassessed effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that these controls were not effective at a reasonable assurance level.

(c )  Changes in Internal Controls

During the fiscal quarter ended December 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to certain information from the Proxy Statement of the Company to be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

Brekford International Corp.

Date: March 9, 2012	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer ,Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.B. Brechin	Chief Executive Officer, Chief Financial Officer, Treasurer and Director	March 9, 2012
Chandra (C.B.) Brechin

/s/ Scott Rutherford	President and Director	March 9, 2012
Scott Rutherford

/s/ Douglas DeLeaver	Director	March 9, 2012
Douglas DeLeaver

/s/ Jessie Lee, Jr.	Director	March 9, 2012
Jessie Lee, Jr.

EXHIBIT INDEX

Exhibit Number	Description

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