Form 10-Q
period 2012-03-31
Brekford Corp.
filed 2012-05-01
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,149,934 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of April 18, 2012.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brekford Corp.
Condensed Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$2,167,954	$1,832,969
Accounts receivables, net of allowance $298,739 and $261,417 at March 31, 2012 and December 31, 2011, respectively	2,952,494	3,673,195
Unbilled receivables	37,258	92,969
Prepaid expenses	42,294	47,305
Inventory	261,726	426,500
Total current assets	5,461,726	6,072,938
Property and equipment, net	1,922,629	1,514,996
Other non-current assets	550,075	551,070
TOTAL ASSETS	$7,934,430	$8,139,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,814,795	$2,008,372
Accrued payroll and related expenses	41,465	50,645
Line of credit	—	500,000
Income taxes payable	48,437	68,937
Deferred revenue	301,139	289,593
Customer deposits	25,800	43,624
Obligations under capital leases – current portion	365,839	340,039
Deferred rent – current portion	40,472	39,470
Total current liabilities	2,637,947	3,340,680

LONG - TERM LIABILITIES
Notes payable – stockholders, net of discount	500,000	500,000
Obligations under capital lease, net of current portion	784,222	391,038
Notes payable - auto	26,940	30,649
Deferred rent, net of current portion	122,931	137,556
Total long-term liabilities	1,434,093	1,059,243
TOTAL LIABILITIES	4,072,040	4,399,923

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,105,115 issued and outstanding, at March 31, 2012 and 43,842,265 issued and outstanding at December 31, 2011	4,411	4,385
Additional paid-in capital	10,116,975	10,117,001
Accumulated deficit	(6,258,996)	(6,382,305)
TOTAL STOCKHOLDERS’ EQUITY	3,862,390	3,739,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,934,430	$8,139,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

Brekford Corp.
  Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2012	2011
NET REVENUE	$4,149,003	$3,453,782
COST OF REVENUE	3,077,467	2,700,420
GROSS PROFIT	1,071,536	753,362
OPERATING EXPENSES
Salaries and related expenses	428,213	262,520
Selling, general and administrative expenses	482,694	348,509
TOTAL OPERATING EXPENSES	910,907	611,029
INCOME FROM OPERATIONS	160,629	142,333
OTHER INCOME (EXPENSE)
Interest expense	(38,170)	(27,787)
Interest income	851	406
Other expense	—	(2,000)
TOTAL OTHER INCOME (EXPENSE)	(37,319)	(29,381)
NET INCOME	$123,310	$112,952
NET INCOME PER SHARE – BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	43,856,707	40,486,964
Diluted	47,282,397	40,486,964

The accompanying notes are an integral part of these unaudited financial statements.

Brekford Corp.
  Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,310	$112,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	130,918	64,384
Deferred rent	(13,623)	(12,140)
Bad debt expense	41,821	1,095
Changes in operating assets and liabilities:
Accounts receivables	678,880	(571,416)
Unbilled Receivables	55,711	—
Prepaid expenses and other non-current assets	6,005	(7,447)
Inventory	164,774	44,259
Customer deposits	(17,824)	11,406
Accounts payable and accrued expenses	(193,577)	973,627
Accrued payroll and related expenses	(9,180)	(25,764)
Income tax payable	(20,500)	—
Deferred revenue	11,545	253,120
NET CASH PROVIDED BY OPERATING ACTIVITIES	958,260	844,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(538,552)	(12,909)
Restricted cash	—	(520,000)
NET CASH USED IN INVESTING ACTIVITIES	(538,552)	(532,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(500,000)	—
Capital lease originations	500,000	—
Payments on notes payable - auto	(3,708)	(1,996)
Principal payments on lease obligations	(81,015)	(29,728)
Purchase of treasury stock	—	(41,165)
NET CASH USED IN FINANCING ACTIVITIES	(84,723)	(72,889)

NET INCREASE IN CASH	334,985	238,278

CASH – Beginning of period	1,832,969	1,534,317

CASH – End of period	$2,167,954	$1,772,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$38,170	$27,787
Cash paid for incomes taxes	$20,500	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Brekford Corp.
Notes to Unaudited Condensed Financial Statements
For the Three Months Ended March 31, 2012

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford Corp. (OTCBB; OTCQB: BFDI) headquartered in Hanover, Maryland is a technology services provider of mobile computer and video systems through its vehicle upfitting services to homeland security agencies and federal, state, and municipal  law enforcement agencies and of traffic safety solutions to municipalities, including automated photo speed enforcement and red light camera solutions.  Brekford is an established company which, for more than a decade, has provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Brekford provides these departments and agencies with an end-to-end suite of rugged mobile information technology (IT), vehicle upfitting services, and automated traffic safety photo enforcement technology solutions.

Brekford is a one-stop shop with its unique 360° approach to vehicle upfitting installations, cutting edge rugged mobile technology, and automated traffic enforcement services for jurisdictions in the United States. We provide bumper-to-bumper vehicle modification and automated traffic enforcement products, road safety camera programs, including red light and speed photo enforcement systems, and back office processing services. The Brekford 360° approach provides our customers with a one-stop engineered solution.  Our commitment to top quality services, along with the core values that our employees strongly uphold: integrity; accountability; respect; excellence; and teamwork; is why we believe Brekford is the premier all-around vehicle upfitter and automated traffic safety technology solutions provider.

Depending upon the context, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us,” as used in this report refer to Brekford Corp.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivables

Accounts receivable are carried at estimated net realizable value. The Company has a policy of reserving for uncollectable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company calculates the allowance based on a specific analysis of past due balances. Past due status for a particular customer is based on how recently payments have been received from that customer. Historically, the Company’s actual collection experience has not differed significantly from its estimates, due primarily to credit and collections practices and the financial strength of its customers.

The Company’s practice of reserving for uncollectable citations is based on its best estimate of the amount of probable losses. This estimate accounts for an initial loss in expected receivables from the existing population of uncollected receivables. The Company calculates allowances based on the historical information from similar programs in the industry.  Past due status is based on varying client business rules for the extension of time allotted for payment.  The Company manages both the issuance and the collection of unpaid fines based on the diverse criteria by each contract.  Thus, calculating “outstanding” with respect to a normal 30/60/90 day collections timeline is not an exact science. To be conservative, the percentage of allowance is calculated from the first day of citation issuance, but this percentage may be decreased at a later date to include collections received.  Historically, the Company’s actual collection experience has not differed significantly from its estimate, due to its ability to leverage its relationship with state and local governments to secure collection of citations issued, as many states will not renew vehicle registrations with outstanding, unpaid citations.

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

Revenue Recognition

The Company recognizes revenue when all four of the following basic criteria are met:  (i) persuasive evidence of an arrangement exists; (ii) delivery or installation has been completed; (iii) the customer accepts and verifies receipt; and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. Warranty claims were $10,000 for the three months ended March 31, 2012 and $4,422 for three months ended March 31, 2011. The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts. Revenue from extended warranties amounted to $78,915 for the three months ended March 31, 2012 and $44,219 for the three months ended March 31, 2011.

For automatic traffic enforcement revenue, the Company recognizes the revenue on the date that the Company determines a valid violation has occurred. The Company records revenue related to automated traffic violations for the Company’s share of the violation amount.

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

Earnings per Share

Basic earnings per share are computed by dividing net income available to holders of our common stock (the “Common Stock”) by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effect of potential dilutive shares of Common Stock outstanding during the period.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s note obligations approximate fair value, as the terms of these notes are consistent with terms available in the market for instruments with similar risk.

Segment Reporting

Financial Accounting Standards Board Accounting Standards Codification Topic 280, Segment Reporting, requires that an enterprise report selected information about operating segments in its financial reports issued to its shareholders. Based on the analysis performed by the Company, management has determined that the Company only has one operating segment, which is Traffic Safety Solutions. The chief operating decision-makers use combined results to make operating and strategic decisions, and, therefore, the Company believes that it is not required to disclose information for any additional segments.

Newly Issued Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

NOTE 3 – LINE OF CREDIT AND LETTER OF CREDIT

On November 4, 2010, the Company entered into a $500,000 revolving line of credit agreement with a bank. Under this agreement, the Company may repay principal amounts and re-borrow them during the term of the agreement. Interest is payable at the rate of the BBA LIBOR Daily Floating rate plus 4%. The line of credit is collateralized by all assets of the Company and is personally guaranteed by the two principal officers of the Company. The maturity date for the line of credit agreement has been extended to November 30, 2012. As of March 31, 2012 amounts outstanding under the line of credit were $0.

NOTE 4 – NOTES PAYABLE – STOCKHOLDERS

The Company financed the repurchase of shares of Common Stock and warrants from the proceeds of convertible promissory notes issued on November 9, 2009 by the Company in favor of a lender group that included two directors of the Company, Messrs. C.B. Brechin and Scott Rutherford, and a former director, Mr. Bruce Robinson, in the respective principal amounts of $250,000, $250,000 and $200,000 (each, a “Promissory Note, and together, the “Promissory Notes”). Each Promissory Note bears interest at the rate of 12% per annum and at the time of execution was to be convertible into shares of Common Stock, at the option of each holder, at an original conversion price of $.07 per share. At the time of the execution of the Promissory Notes, the Company agreed to pay the unpaid principal balance of the Promissory Notes and all accrued but unpaid interest on the date that was the earlier of (i) two (2) years from the issue date of the notes, or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000).

On April 1, 2010, the Company and each member of the lender group executed a First Amendment to the Unsecured Promissory Note.   Each Promissory Note was amended as described below to:

●
Revise the conversion price in the provision that allows the holder of the Promissory Note to elect to convert any outstanding and unpaid principal portion of the Promissory Note and any accrued but unpaid interest into shares of the Common Stock at a price of fourteen cents ($0.14) per share of Common Stock, and

●
Amend the maturity date provided the Company agrees to pay the unpaid principal balance of the Promissory Note and all accrued but unpaid interest on the date that is the earlier of (i) four (4) years from the issue date of the Promissory Note or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000).

On December 12, 2011, the Promissory Note issued to Mr. Bruce Robinson was repaid in full by converting the outstanding balance into 1,428,572 shares of Common Stock.  As of March 31, 2012 and December 31, 2011, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment and vehicles under separate non-cancelable equipment loan and security agreements. The agreements mature in July 2012, October 2013, November 2013, May 2012 and March 2015. The agreements require various monthly payments and are secured by the assets under lease. As of March 31, 2012 and 2011, capital lease assets of $1,306,179 and $358,965, respectively, net of accumulated amortization of $224,393 and $47,607, respectively, are included in property and equipment on the balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring June 2013 and January 2015.

The Company records rent expense over the term of the lease on a straight-line basis. Rent expense amounted to $52,502 and $44,125 for the three months ended March 31, 2012 and 2011, respectively.

The Company leases approximately 2,500 square feet of office space from a related party. Rent expense amounted to $10,577 and $8,256 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which sales to three major customers during the first quarter of 2012 represented 20%, 11% and 10%, respectively, of the total net sales for that quarter. Accounts receivable due from these three customers at March 31, 2012 amounted to 27%, 17% and 10%, respectively, of total accounts receivable at that date.  Sales to the Company’s three major customers during the first quarter of 2011 represented 36%, 17% and 12%, respectively, of the total net sales for that quarter, and accounts receivable due from two of these customers at March 31, 2011 amounted to 45% and 14%, respectively, of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all rugged IT products that it resold during the periods presented from a single distributor. Revenues from rugged IT products amounted to 52% and 80% of total revenues for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and 2011, accounts payable due to this distributor amounted to 68% and 77% of total accounts payable, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 7, 2010, the Company issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in shares of its outstanding Common Stock over the next 12 months. The stock repurchase program was subsequently extended for an additional twelve (12) months until September 7, 2012. The shares of Common Stock may be purchased from time to time in open market transactions or in privately negotiated transactions at the Company's discretion.

There were no repurchases of Common Stock during the quarter ended March 31, 2012.

NOTE 8 – SHARE-BASED COMPENSATION

The Company has issued restricted stock and warrants to purchase shares of Common Stock (“Common Stock Purchase Warrants”) and has granted non-qualified stock options to certain employees and non- employees at the discretion of the board of directors. On April 25, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “Plan”). To date, there have been no stock option grants under the Plan. All stock options granted to employees were granted under previous arrangements, have exercise prices that are less or equal to the fair value of the underlying common stock at the date of grant and have terms of ten  years.

Common Stock Purchase Warrants

For the three months ended March 31, 2012 and 2011, there was no share-based compensation expense for Common Stock Purchase Warrants. As of March 31, 2012, there are no unvested Common Stock Purchase Warrants.

A summary of warrant activity is as follows for three months ended March 31, 2012

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2012	1,595,000	$0.37	0.56
Granted	-	-	-
Forfeited or expired	-	-	-
Exercised	(700,000)	0.39	-
Exercisable at March 31, 2012	895,000	$0.35	0.56

NOTE 9 – INVENTORY

As of March 31, 2012 and December 31, 2011, inventory consisted of the following:

	March 31, 2012	December 31, 2011
Raw Materials	$261,726	$426,500
Work in Process	—	—
Total Inventory	$261,726	$426,500

NOTE 10 – NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to holders of our Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed by adjusting the denominator of the basic income per share computation for the effect of all dilutive potential shares of Common Stock outstanding during the period.

	Three Months Ended March 31,
	2012	2011

Basic Net income per share
Net Income	$123,310	$112,952
Weighted average common shares outstanding - basic	43,856,707	40,486,964
Basic earnings per share	$0.00	$0.00

Diluted net income per share
Net Income	$123,310	$112,952
Weighted average common shares outstanding	43,856,707	40,486,964
Potential dilutive securities	3,425,690	—
Weighted average common shares outstanding – diluted	47,282,397	40,486,964
Diluted earnings per share	$0.00	$0.00
Common stock equivalents excluded due to anti-dilutive effect	—	9,595,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of the Company for the three months ended March 31, 2012 and 2011 and the financial condition of the Company at March 31, 2012. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2011 filed with its Annual Report on Form 10-K on March 9, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions and their effects; industry competition, conditions, performance and consolidation; changes in applicable laws or regulations; changes in the budgets and/or public safety priorities of our customers; economic or operational repercussions from terrorist activities, war or other armed conflicts; the availability of debt and equity financing; and other circumstances beyond our control.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations.

Forward-looking statements speak only as of the date the statements are made. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.  If we update one or more forward-looking statements, then no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

Overview

The Company is a technology services provider of mobile computer and video systems through its vehicle upfitting services to homeland security agencies and federal, state, and municipal law enforcement agencies and of traffic safety solutions to municipalities, including automated photo speed enforcement and red light camera solutions.  Brekford is an established company which has provided services for more than a decade to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Brekford provides these departments and agencies with an end-to-end suite of rugged mobile information technology (IT), vehicle upfitting services, and automated traffic safety photo enforcement technology solutions.

Brekford is a one-stop shop with its unique 360° approach to vehicle upfitting installations, cutting edge rugged mobile technology, and automated traffic enforcement services for jurisdictions in the United States. We provide bumper-to-bumper vehicle modification and automated traffic enforcement products, road safety camera programs, including red light and speed photo enforcement systems, and back office processing services. The Brekford 360° approach provides our customers with a one-stop engineered solution. Our commitment to top quality services, along with the core values that our employees strongly uphold:  integrity; accountability; respect; excellence; and teamwork; is why we believe Brekford is the premier all-around vehicle upfitting and automated traffic safety technology solutions provider.

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

A 1999 study using a sample of 4,526 police reports relating to motor vehicle crashes on public roads in four urban areas showed that 22% of these crashes were caused by the driver disobeying a traffic control device. (Synthesis and Evaluation of Red-Light Running Automated Enforcement Programs in the United States. FHWA-IF-00-004, Sep. 1999). The study also showed that motorists are more likely to be injured in crashes involving a failure to obey a traffic control device than in other types of crashes. Forty-five percent of these crashes cause injuries, compared to 30% for other types of crashes.

Speeding and failure to obey traffic control devices are estimated to cause more than 180,000 crashes every year, resulting in approximately 1,000 deaths and 90,000 injuries a year. Although opposition to red light cameras cite the increase in rear end collisions as cause for disapproval of cameras, a recent study conducted by the Insurance Institute for Highway Safety (Feb. 2008) reported that red-light cameras reduce front-into-side collisions and overall injury crashes. Because the types of crashes prevented by red light cameras tend to be far more severe than rear-end crashes, research has shown there is a positive aggregate benefit. Photo Enforcement solutions can reduce collisions, injuries and deaths by providing a useful tool for municipalities and law enforcement agencies – without unduly taxing drivers who do not break the law. Today, nearly 400 communities across the US operate red light or speed camera enforcement programs.

Brekford’s automated traffic safety enforcement products offer intersection safety (red light), photo speed, work zone and school bus enforcement options by way of a complete suite of solution-based products.  By assembling a team of industry professionals with the most experience in this field, we have developed equipment and a full turn-key solution that we believe will ensure the success of any program.  Having the advantage of a team with experience, we have created and implemented some of the most cutting-edge features into our design – while constructing end-to-end systems specifically with our clients’ needs in mind.

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

For more than a decade, Brekford has been a distributor for most major brands in the mobile technology arena. We handle everything from Panasonic Toughbooks® and Arbitrator® digital video systems to emergency lighting systems and wireless technology.  We believe that we have all of the high-end products our customers need to handle their day-to-day operations and protect the public they serve. Every product we sell is tested by highly trained technicians and guaranteed to work in even the most extreme conditions. We specialize in seamlessly incorporating custom built solutions within existing networks. We deliver our end-to-end solutions with service programs that work for agencies large and small, from turn-key drop shipping to municipal leases. Our commitment is to design and deliver solutions that meet or exceed industry standards for safety, ergonomics, reliability, serviceability and uniformity.

We develop integrated, interoperable, feature-rich mobile systems that enable first responders, such as police, fire and EMS, to obtain and exchange information in real time. The rapid dissemination of real time information is critical to determine and assure timely and precise resource allocation by public sector decision makers. As a premiere Panasonic Toughbook partner, we augment these rugged laptops by designing and manufacturing vehicle mounting systems and docking stations for in-vehicle communications equipment. From rugged laptop computers, tablets and hand-helds, GPS terminals, two-way radios, and full console systems, we provide ergonomically sound mounting products with full port replication.

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

We distinguish ourselves by truly being a “one-stop shop” for vehicle upfitting, cutting edge technology, and installation services.  Unlike our competitors, we provide customers with one place to purchase law enforcement vehicles that are not only upfitted with the traditional lights and sirens but also with rugged IT hardware and communications equipment.  Our 360° engineered bumper-to-bumper vehicle solution, our commitment to top quality, fast, reliable service, along with our streamlined purchasing process is why we believe Brekford is the best all-around vehicle and automated traffic enforcement technology solutions provider.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following tables summarize and compare selected items from the statement of operations for the three months ended March 31, 2012 and the three months ended March 31, 2011.

	Three Months Ended March 31,		(Decrease) / Increase
	2012	2011 (Restated)	$	%
Revenues	$4,149,003	$3,453,782	$695,221	20.13%

Cost of Sales	3,077,467	2,700,420	377,047	13.96%

Gross Profit	$1,071,536	$753,362	$318,174	42.23%

Gross Profit Percentage of Revenue	25.83%	21.81%

Revenues

Revenues for the three months ended March 31, 2012 amounted to $4,149,003 as compared to revenues of $3,453,782 for the three months ended March 31, 2011, representing an increase of $695,221 or 20.13%. The continued growth of Company’s automated traffic enforcement program and the sale of Slick-Ticket represent the increase in revenue as of March 31, 2012.  Also included is the steady revenue from the Rugged IT and vehicles Upfitting services.

Cost of Sales

Cost of sales for the three months ended March 31, 2012 amounted to $3,077,467 as compared to $2,700,420 for the three months ended March 31, 2011, an increase of $377,047 or 13.96%, primarily due to the increase in cost related to laptops, Slick-Ticket hardware and installations.  Additionally, cost related to the automatic traffic enforcement program increased for the three months ended March 31, 2012.

Gross profit for the three months ended March 31, 2012 amounted to $1,071,536 as compared to $753,362 for the three months ended March 31, 2011, an increase of $318,174 or 42.23%, primarily due to an increase in the profit margins from automated traffic and Slick-Ticket sales.

Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011 (Restated)	$	%
OPERATING EXPENSES
Salaries and related expenses	$428,213	$262,520	$165,693	63.12%
Selling, general and administrative expenses	482,694	348,509	134,185	38.50%
Total operating expenses	$910,907	$611,029	$299,878	49.08%

Salaries and Related Expenses

Salaries and wages for the three months ended March 31, 2012 amounted to $428,213 as compared to $262,520 for the three months ended March 31, 2011, an increase of $165,693 or 63.12%, due to increased staff for the automated traffic enforcement program, business development and the related benefit programs for the employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 amounted to $482,694 as compared to $348,509 for the three months ended March 31, 2011, an increase of $134,185 or 38.50%, primarily due to marketing and business development activities, interest expense and equipment depreciation. There were also expenses related to bad debt expense, investor relations and accounting/audit expenses which amounted to $114,487 for the three months ended March 31, 2012 as compared to $46,077 for the three months ended March 31, 2011.

Net Income

Net income for the three months ended March 31, 2012 amounted to $123,310 compared to $112,952 for the three months ended March 31, 2011, an increase of $10,358 or 9.17%.

Financial Condition, Liquidity and Capital Resources

At March 31, 2012, we had total current assets of $5.5 million and current liabilities of $2.6 million resulting in a working capital surplus of $2.9 million.

The Company reported net income of $123,310 for the three months ended March 31, 2012 and its accumulated deficit reduced to $6,258,996 at March 31, 2012. Cash flows provided by operations for the three months ended March 31, 2012 were $958,260.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months and available from its $500,000 revolving line of credit facility will be sufficient to sustain the business through at least April 1, 2013.  While the Company has taken certain measures to conserve its capital and maintain its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current weakened economic conditions or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The weakened economy could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to adequate capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Management expects to incur a substantial increase in initial working capital requirement for the Company’s expansion into the automated traffic enforcement business but expects to cover the requirements of this expansion with funds it anticipates to generate in its operations.  In addition, the Company is also negotiating for extended payment terms from suppliers of the equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, our most critical accounting policies and estimates upon which our fiscal status depends were identified as those relating to accounts receivables allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We have reviewed our polices and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified by or pursuant to the Exchange Act, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer (collectively, the “CEO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of the Company’s disclosure controls as of March 31, 2012 was carried out under the supervision and with the participation of management, including the CEO.  Based on that evaluation, management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits that are filed or furnished with this report are listed in the Exhibit Index which immediately follows the signatures hereto, and that Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brekford Corp.

Date: April 30, 2012	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith).