Form 10-Q
period 2012-06-30
Brekford Corp.
filed 2012-07-31
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,223,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of July 20, 2012.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$2,771,931	$1,832,969
Accounts receivable, net of allowance $345,592 and $261,417 at June 30, 2012 and December 31, 2011, respectively	3,661,061	3,673,195
Unbilled receivables	235,394	92,969
Prepaid expenses	35,373	47,305
Inventory	446,889	426,500
Total current assets	7,150,648	6,072,938
Property and equipment, net	2,464,033	1,514,996
Other non-current assets	138,902	551,070
TOTAL ASSETS	$9,753,583	$8,139,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,815,293	$2,008,372
Accrued payroll and related expenses	55,441	50,645
Line of credit	—	500,000
Income taxes payable	48,437	68,937
Deferred revenue	381,814	289,593
Customer deposits	100,054	43,624
Obligations under capital leases – current portion	571,459	325,102
Obligations under notes payable auto – current portion	27,156	14,937
Deferred rent – current portion	41,975	39,470
Total current liabilities	4,041,629	3,340,680

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Obligations under capital lease, net of current portion	1,061,078	405,975
Notes payable auto, net of current portion	60,037	15,712
Deferred rent, net of current portion	107,804	137,556
Total long-term liabilities	1,728,919	1,059,243
TOTAL LIABILITIES	5,770,548	4,399,923

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,223,569 issued and outstanding, at June 30, 2012 and 43,842,265 issued and outstanding at December 31, 2011	4,423	4,385
Additional paid-in capital	10,116,963	10,117,001
Treasury Stock, at cost 10,600 shares at June 30, 2012 and none at December 31, 2011	(5,890)	—
Accumulated deficit	(6,132,461)	(6,382,305)
TOTAL STOCKHOLDERS’ EQUITY	3,983,035	3,739,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,753,583	$8,139,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

NET REVENUE	$4,087,360	$4,014,841	$8,236,363	$7,468,623

COST OF REVENUE	3,003,911	2,968,385	6,081,378	5,668,805

GROSS PROFIT	1,083,449	1,046,456	2,154,985	1,799,818

OPERATING EXPENSES
Salaries and related expenses	355,116	333,542	783,329	596,062
Selling, general and administrative expenses	564,776	354,820	1,047,470	703,329

TOTAL OPERATING EXPENSES	919,892	688,362	1,830,799	1,299,391

INCOME FROM OPERATIONS	163,557	358,094	324,186	500,427

OTHER INCOME (EXPENSE)
Interest expense	(38,793)	(27,400)	(76,963)	(55,187)
Interest income	1,771	1,390	2,622	1,795
Other expense	—	—	—	(2,000)

TOTAL OTHER INCOME (EXPENSE)	(37,022)	(26,010)	(74,341)	(55,392)

NET INCOME	$126,535	$332,084	$249,845	$445,035

NET INCOME PER SHARE – BASIC AND DILUTED	$0.00	$0.01	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,194,469	40,629,301	44,025,588	40,558,526
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	47,132,833	41,308,314	47,194,638	40,692,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$249,845	$445,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	299,800	132,960
Share based compensation	—	95,100
Deferred rent	(27,246)	(23,401)
Bad debt expense	88,675	8,584
Changes in operating assets and liabilities:
Accounts receivables	(76,541)	(1,114,888)
Unbilled Receivables	(142,425)	—
Prepaid expenses and other non-current assets	424,098	2,507
Inventory	(20,389)	(12,940)
Customer deposits	56,430	10,434
Accounts payable and accrued expenses	806,920	775,005
Accrued payroll and related expenses	4,796	(21,656)
Income tax payable	(20,500)	—
Deferred revenue	92,221	208,900
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,735,684	506,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,182,331)	(672,367)
NET CASH USED IN INVESTING ACTIVITIES	(1,182,331)	(672,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(500,000)	—
Capital lease originations	1,000,000	624,000
Payments on notes payable - auto	(9,962)	(3,993)
Principal payments on lease obligations	(98,539)	(89,499)
Purchase of treasury stock	(5,890)	(79,331)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	385,609	(451,177)

NET INCREASE IN CASH	938,962	284,900

CASH – Beginning of period	1,832,969	1,534,317

CASH – End of period	$2,771,931	$1,819,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$76,963	$55,187
Cash paid for income taxes	$20,500	$2,000
Purchase of property and equipment	$1,248,837	$672,367
Cash paid	(1,182,331)	(672,367)
Amount financed	$66,506	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford Corp. (OTCBB; OTCQB: BFDI) headquartered in Hanover, Maryland is a technology services provider of mobile computer and video systems through its vehicle upfitting services to homeland security agencies and federal, state, and municipal  law enforcement agencies and offers traffic safety solutions to municipalities, including automated photo speed enforcement and red light camera solutions.  Brekford is an established company which, for more than a decade, has provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Brekford provides these departments and agencies with an end-to-end suite of rugged mobile information technology (IT), vehicle upfitting services, and automated traffic safety photo enforcement technology solutions.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of Brekford include accounts of the Company and its wholly-owned subsidiary, Municipal Recovery Agency, LLC. Intercompany transactions and balances are eliminated in consolidation.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. Warranty claims were $16,472 for the six months ended June 30, 2012 and $10,058 for six months ended June 30, 2011. The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts. Revenue from extended warranties amounted to $163,369 for the six months ended June 30, 2012 and $88,439 for the six months ended June 30, 2011.

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

Treasury Stock

The Company accounts for treasury stock using the cost method and as of June 30, 2012, 10,600 shares of our Common Stock were held in treasury at an aggregate cost of $5,890.

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

NOTE 3 – SUBSEQUENT EVENTS

On July 12, 2012, the Company closed on an aggregate $3.5 million credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”) as lender consisting of $3.0 million in revolving loans (the "Revolving Facility") and $500,000 in a committed non-revolving line of credit loan for the purpose of financing up to 90% of the cost of certain equipment (the “Equipment Loan”). The terms and conditions of the Credit Facility are set forth in a Loan Agreement between the Company and PNC dated June 28, 2012 (the “Loan Agreement”), and the Revolving Facility is evidenced by a Committed Line of Credit Note issued by the Company to the order of PNC (the “Revolving Note”). The terms of the Equipment Loan will be evidenced by a separate promissory note if the Company requests that loan.

The Company’s obligations under the Loan Agreement and related documents are secured by a continuing lien on and security interest in substantially all of the Company’s personal property. The term of the Revolving Facility expires on June 28, 2013 (the “Expiration Date”). Amounts borrowed under the Revolving Facility bear interest at an annual rate equal to daily London Interbank Offered Rate plus 2.50%. The interest rate may be altered by PNC in the event of certain adverse changes in the eurodollar market or in the event of a change in applicable law that adversely impacts PNC’s ability to charge and collect the regular interest rate. Interest on the outstanding principal balance under the Revolving Facility is due monthly, and all outstanding amounts under the Revolving Facility are due and payable on the earlier of the Expiration Date or the acceleration of the Revolving Facility upon an event of default as described below. In addition to interest, the Company is obligated to pay PNC a commitment fee each calendar quarter at the rate of 0.25% per annum on the average daily balance of the Revolving Facility which is undisbursed and uncancelled during the preceding quarter. As of June 30, 2012 amounts outstanding under the line of credit were $0.

NOTE 4 – LINE OF CREDIT AND NOTES PAYABLE - AUTO

On November 4, 2010, the Company entered into a $500,000 revolving line of credit agreement with a bank. Under this agreement, the Company may repay principal amounts and re-borrow them during the term of the agreement. Interest is payable at the rate of the BBA LIBOR Daily Floating rate plus 4%. The line of credit is collateralized by all assets of the Company and is personally guaranteed by the two principal officers of the Company. The maturity date for the line of credit agreement has been extended to November 30, 2012. As of June 30, 2012 amounts outstanding under the line of credit were $0.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature in June 2013, September 2014, March 2017 and May 2017. The agreements require various monthly payments under the finance agreements. As of June 30, 2012 and 2011, financed assets of $100,645 and $19,234, respectively, net of accumulated amortization of $16,320 and $4,808, respectively, are included in property and equipment on the balance sheets.

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

On December 12, 2011, the Promissory Note issued to Mr. Bruce Robinson was repaid in full by converting the outstanding balance into 1,428,572 shares of Common Stock.  As of June 30, 2012 and December 31, 2011, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 6 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements mature in March 2015 and April 2015. The agreements require various monthly payments and are secured by the assets under lease. As of June 30, 2012 and 2011, capital lease assets of $1,710,913 and $963,162, respectively, net of accumulated amortization of $319,659 and $67,410, respectively, are included in property and equipment on the balance sheets.
The Company refinanced the lease agreements in May 2012 in order to take certain economic advantages, as a result of the early payoff of the original leases the Company incurred a charge of $124,136 which was expensed in the quarter ended June 30, 2012.

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring June 2013 and January 2015.

The Company records rent expense over the term of the lease on a straight-line basis. Rent expense amounted to $93,214 and $84,967 for the six months ended June 30, 2012 and 2011, respectively.

The Company leases approximately 2,500 square feet of office space from a related party. Rent expense amounted to $21,155 and $21,720 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 7 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which sales to two major customers during the six months ended June 30, 2012 represented 13% and 10%, respectively, of the total net sales for six month period. Accounts receivable due from these three customers at June 30, 2012 amounted to 25%, 21% and 15%, respectively, of total accounts receivable at that date.  Sales to the Company’s three major customers during the six months ended June 30, 2011 represented 22%, 13% and 10%, respectively, of the total net sales for that quarter, and accounts receivable due from two of these customers at June 30, 2011 amounted to 34% and 12%, respectively, of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all rugged IT products that it resold during the periods presented from a single distributor. Revenues from rugged IT products amounted to 64% and 69% of total revenues for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and 2011, accounts payable due to this distributor amounted to 75% and 69% of total accounts payable, respectively.

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

The Company repurchased the following Common Stock in open market transactions during the six months ended June 30, 2012 under this program:

	Total Number of Securities Purchased	Average Price Paid per Share	Cost of Shares Purchased as Part of Publicly Announced Plans or Programs

January 1, 2012	—	$—	$—
Shares Purchased January 1, 2012 to June 30, 2012	10,600	0.55	5,890
June 30, 2012	10,600		$5,890

NOTE 9 – SHARE-BASED COMPENSATION

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

Common Stock Purchase Warrants

For the six months ended June 30, 2012 and 2011, there was no share-based compensation expense for Common Stock Purchase Warrants. As of June 30, 2012, there are no unvested Common Stock Purchase Warrants.

A summary of warrant activity is as follows for six months ended June 30, 2012

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding and exercisable at January 1, 2012	1,595,000	$0.37	0.56
Granted	-	-	-
Forfeited or expired	(220,000)	0.39	-
Exercised	(1,000,000)	0.39	-
Outstanding and exercisable at June 30, 2012	375,000	$0.30	0.87

Restricted Stock Grants

For the six months ending June 30, 2012 and 2011, The Company recorded $0 and $95,100 in share-based compensation expense related to restricted stock grants.

NOTE 10 – INVENTORY

As of June 30, 2012 and December 31, 2011, inventory consisted of the following:

	June 30, 2012	December 31, 2011
Raw Materials	$401,399	$379,200
Work in Process	45,490	47,300
Total Inventory	$446,889	$426,500

NOTE 11 – NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to holders of our Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed by adjusting the denominator of the basic income per share computation for the effect of all dilutive potential shares of Common Stock outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Basic Net income per share
Net Income	$126,535	$332,084	$249,845	$445,035
Weighted average common shares outstanding	44,194,469	40,629,301	44,025,588	40,558,526
Basic net income per share	$0.00	$0.01	$0.01	$0.01

Diluted net income per share
Net Income	$126,535	$332,084	$249,845	$332,084
Weighted average common shares outstanding	44,194,469	40,629,301	44,025,588	40,558,526
Potential dilutive securities	2,938,364	679,013	3,169,050	133,481
Weighted average common shares outstanding – assuming dilution	47,132,833	41,308,314	47,194,638	40,692,007
Diluted net income per share	$0.00	$0.01	$0.01	$0.01

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of the Company for the three and six months ended June 30, 2012 and 2011 and the financial condition of the Company at June 30, 2012. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2011 filed with its Annual Report on Form 10-K on March 9, 2012.

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

Overview

Brekford  is a leading public safety technology service provider of fully integrated automated traffic safety solutions, rugged mobile information technology (IT) and vehicle up-fitting services to federal, state, and municipal law enforcement agencies.  The automated traffic safety solutions to municipalities, includes automated photo speed enforcement and red light camera solutions.  Brekford’s combination of vehicle upfitting services, cutting edge mobile and video technology, and automated traffic enforcement services offers a unique 360-degree solution for any organization, including homeland security, branches of the U.S. military, various federal and public safety agencies throughout the United States .

Brekford is a one-stop shop with its unique 360-degree approach to vehicle upfitting installations, cutting edge rugged mobile technology, and automated traffic enforcement services for jurisdictions and municipalities. We provide bumper-to-bumper vehicle modification, automated traffic enforcement products, road safety camera programs, including red light and speed photo enforcement systems, and back office processing services. The Brekford 360-degree approach provides our customers with a one-stop engineered solution. Our commitment to top quality services, along with the core values that our employees strongly uphold:  integrity; accountability; respect; excellence; and teamwork; is why we believe Brekford is the premier all-around vehicle upfitting and automated traffic safety technology solutions provider.

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

Financial Services- Revenue Reclamation Services

Beyond traditional tax collection on income or property - both subject to levies and encumbrances enforcement - State agencies and local Municipals rely heavily on fine and fee revenue generated from a multitude of violator funded sources.  For example, jurisdictions generate sizable revenues from court fees, traffic and parking violations, ordinance infractions, and library and utility arrearages. Each of these revenue sources funds public safety and community development initiatives and without the income the services are curtailed.  Through its wholly-owned subsidiary, Brekford offers client-specific solutions to these agencies and municipalities to assist them with collecting unpaid fines, including:

●           Notification Continuance
●           Mail House and Printing Service
●           Data Purification and Verification Service
●           Back Office Support Service
-  Call Center Response (Inbound & Out Bound)
-  Lock-Box & Treasury Services
-  Payment Processing
●           Credit Reporting
●           Income Interception & Garnishment Services

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

360° Vehicle Solution- Upfitting

The Brekford 360-degree vehicle solution provides complete vehicle upfitting, mobile data and video solutions including municipal financing and leasing services for agencies. The 360-degree vehicle solutions approach provides customers with a one-stop upfitting, cutting edge technology and installation service. The 360-degree approach is the only stop our customers need to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology, and then have them "ready to roll". Our mission is to provide and install equipment that ensures safe and efficient mission critical vehicles while incorporating the latest technological advances. We adhere to strict quality control procedures and provide comprehensive services. The Brekford certified installation team provides our customers the highest level of expertise and service from inception to completion, including maintenance and upgrades.

We distinguish ourselves by truly being a “one-stop shop” for vehicle upfitting, cutting edge technology, and installation services.  Unlike our competitors, we provide customers with one place to purchase law enforcement vehicles that are not only upfitted with the traditional lights and sirens but also with rugged IT hardware and communications equipment.  Our 360-degree engineered bumper-to-bumper vehicle solution, our commitment to top quality, fast, reliable service, along with our streamlined purchasing process is why we believe Brekford is the best all-around vehicle and automated traffic enforcement technology solutions provider.

Results of Operations

Results of Operations for the Six Months Ended June 30, 2012 and 2011

The following tables summarize and compare selected items from the statement of operations for the six months ended June 30, 2012 and the six months ended June 30, 2011.

	Six Months Ended June 30,		(Decrease) / Increase
	2012	2011	$	%
Net Revenues	$8,236,363	$7,468,623	$767,740	10.28%

Cost of Revenues	6,081,378	5,668,805	412,573	7.28%

Gross Profit	$2,154,985	$1,799,818	$355,167	19.73%

Gross Profit Percentage of Revenue	26.16%	24.10%

Revenues

Revenues for the six months ended June 30, 2012 amounted to $8,236,363 as compared to revenues of $7,468,623 for the six months ended June 30, 2011, representing an increase of $767,740 or 10.28%.  The change is due to an increase in sales for automatic traffic enforcement program, rugged IT products and electronic ticketing systems.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2012 amounted to $6,081,378 as compared to $5,668,805 for the six months ended June 30, 2011, an increase of $ 412,573 or 7.28%, primarily due to increase in sales for rugged IT products and increase in cost for automated traffic enforcement program.

Gross Profit

Gross profit for the six months ended June 30, 2012 amounted to $2,154,985 as compared to $1,799,818 for the six months ended June 30, 2011, an increase of $355,167 or 19.73% primarily due to higher profit margins from automated traffic enforcement program.

Expenses

	Six Months Ended June 30,		Increase / (Decrease)
	2012	2011	$	%
OPERATING EXPENSES
Salaries and related expenses	$783,329	$596,062	$187,267	31.42%
Selling, general and administrative expenses	1,047,470	703,329	344,141	48.93%
Total operating expenses	$1,830,799	$1,299,391	$531,409	40.90%

Salaries and Related Expenses

Salaries and related expenses for the six months ended June 30, 2012 amount to $783,329 as compared to $596,062 for the six months ended June 30, 2011, an increase of $187,267 or 31.42% due to increased staff for the automated traffic enforcement program, business development and the related benefit programs for the employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 amounted to $1,047,470 as compared to $703,329 for the six months ended June 30, 2011, an of $344,141 or 48.93% primarily due to marketing and business development activities, interest expense and equipment depreciation. There were also expenses related to bad debt expense, investor relations, accounting/audit expenses and the charge related to revised capital lease agreement which amounted to $327,059 for the six months ended June 30, 2012 as compared to $163,624 for the six months ended June 30, 2011

Net Income

Net income for the six months ended June 30, 2012 amounted to $249,845 compared to $445,035 for the six months ended June 30, 2011, a decrease of $195,191 or 43.86% due to the expenses related to expansion of the company’s suite of product offerings.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following tables summarize and compare selected items from the statement of operations for the three months ended June 30, 2012 and the three months ended June 30, 2011.

	Three Months Ended June 30,		(Decrease) / Increase
	2012	2011 (Restated)	$	%
Net Revenues	$4,087,360	$4,014,841	$72,519	1.81%

Cost of Revenues	3,003,911	2,968,385	35,526	1.20%

Gross Profit	$1,083,449	$1,046,456	$36,993	3.54%

Gross Profit Percentage of Revenue	26.51%	26.06%

Revenues

Revenues for the three months ended June 30, 2012 amounted to $4,087,360 as compared to revenues of $4,014,841 for the three months ended June 31, 2011, representing a slight increase of $72,519 or 1.81%. The continued growth of Company’s automated traffic enforcement program represents the primary increase in revenue as of June 30, 2012.  Also included is the steady revenue from the Rugged IT and vehicles Upfitting services.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2012 amounted to $3,003,911 as compared to $2,968,385 for the three months ended June 30, 2011, an increase of $35,526 or 1.20%, primarily due to the increase in cost related to laptops and vehicle upfitting services.  Additionally, the cost related to the automatic traffic enforcement program increased for the three months ended June 30, 2012.

Gross profit for the three months ended June 30, 2012 amounted to $1,083,449 as compared to $1,046,456 for the three months ended June 30, 2011, an increase of $36,993 or 3.54%, primarily due to higher profit margins from automated traffic enforcement program.

Expenses

	Three Months Ended June 30,		Increase / (Decrease)
	2012	2011 (Restated)	$	%
OPERATING EXPENSES
Salaries and related expenses	$355,116	$333,542	$21,574	6.47%
Selling, general and administrative expenses	564,776	354,820	209,956	59.17%
Total operating expenses	$919,893	$688,362	$231,531	33.64%

Salaries and Related Expenses

Salaries and related expenses for the three months ended June 30, 2012 amounted to $355,116 as compared to $333,542 for the three months ended June 30, 2011, an increase of $21,574 or 6.47%, due to increased staff for the automated traffic enforcement program, business development and the related benefit programs for the employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 amounted to $564,776 as compared to $354,820 for the three months ended June 30, 2011, an increase of $209,956 or 59.17%, primarily due to marketing and business development activities, interest expense and equipment depreciation. There were also expenses related to bad debt expense, investor relations, accounting/audit expenses and the loss related to revised capital lease agreement which amounted to $200,245 for the three months ended June 30, 2012 as compared to $93,087 for the three months ended June 30, 2011.

Net Income

Net income for the three months ended June 30, 2012 amounted to $126,535 compared to $332,084 for the three months ended June 30, 2011, a decrease of $205,549 or 61.90%, due to the expenses related for stability and expansion of the company.

Financial Condition, Liquidity and Capital Resources

At June 30, 2012, we had total current assets of $7.1 million and current liabilities of $4.0 million resulting in a working capital surplus of $3.1 million.

The Company reported net income of $249,845 for the six months ended June 30, 2012 and its accumulated deficit reduced to $6,132,461 at June 30, 2012. Cash flows provided by operations for the six months ended June 30, 2012 were $1,735,684.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months and available from its $3,500,000 line of credit facility  will be sufficient to sustain the business through at least July 1, 2013.  While the Company has taken certain measures to conserve its capital and maintain its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that unforeseen circumstances, such as the current economic crisis, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current weakened economic conditions or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The weakened economy could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances it may need to curtail certain of its operations. Although management believes the Company has access to adequate capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, our most critical accounting policies and estimates upon which our fiscal status depends were identified as those relating to accounts receivables allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We have reviewed our polices and believe that those policies remain our most critical accounting policies for the six months ended June 30, 2012.

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

An evaluation of the effectiveness of the Company’s disclosure controls as of June 30, 2012 was carried out under the supervision and with the participation of management, including the CEO.  Based on that evaluation, management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)      The following table provides information about shares of common stock purchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during the quarter ended June 30, 2012:

Period	Total Number of Securities Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value that May Yet Be Purchased Under the Plan
April 2012	2,700	0.54	2,700	$367,711
May 2012	7,900	0.55	7,900	363,280
June 2012	—	—	—	363,280
Total	10,600		10,600	$363,280

On September 7, 2010, the Company issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in shares of its outstanding Common Stock over the next 12 months. On November 2, 2011, the Company’s Board of Directors extended the stock repurchase program is extended for an additional twelve (12) months until September 7, 2012. The shares of Common Stock may be purchased from time to time in open market transactions or in privately negotiated transactions at the Company's discretion.

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

Brekford Corp.

Date: July 31, 2012	By:	/s/ C.B. Brechin
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