Form 10-Q
period 2012-09-30
Brekford Corp.
filed 2012-11-09
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,248,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) outstanding as of October 18, 2012.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$2,181,739	$1,832,969
Accounts receivable, net of allowance $260,365 and $261,417 at September 30, 2012 and December 31, 2011, respectively	2,778,789	3,673,195
Unbilled receivables	614,611	92,969
Prepaid expenses	18,245	47,305
Inventory	541,487	426,500
Total current assets	6,134,871	6,072,938
Property and equipment, net	2,625,453	1,514,996
Other non-current assets	205,402	551,070
TOTAL ASSETS	$8,965,726	$8,139,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,224,910	$2,008,372
Accrued payroll and related expenses	35,523	50,645
Line of credit	—	500,000
Income taxes payable	47,638	68,937
Deferred revenue	365,954	289,593
Customer deposits	140,850	43,624
Obligations under capital lease – current portion	600,566	325,102
Obligations under notes payable auto – current portion	24,872	14,937
Deferred rent – current portion	41,975	39,470
Total current liabilities	3,482,288	3,340,680

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Obligations under capital lease, net of current portion	891,683	405,975
Notes payable auto, net of current portion	54,988	15,712
Deferred rent, net of current portion	94,182	137,556
Total long-term liabilities	1,540,853	1,059,243
TOTAL LIABILITIES	5,023,141	4,399,923

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,248,569 issued and outstanding, at September 30, 2012 and 43,842,265 issued and outstanding at December 31, 2011	4,425	4,385
Additional paid-in capital	10,127,460	10,117,001
Treasury Stock, at cost 10,600 shares at September 30, 2012 and none at December 31, 2011	(5,890)	—
Accumulated deficit	(6,183,410)	(6,382,305)
TOTAL STOCKHOLDERS’ EQUITY	3,942,585	3,739,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,965,726	$8,139,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NET REVENUE	$3,933,528	$3,988,802	$12,169,891	$11,457,425

COST OF REVENUE	3,147,527	2,722,119	9,228,905	8,390,924

GROSS PROFIT	786,001	1,266,683	2,940,986	3,066,501

OPERATING EXPENSES
Salaries and related expenses	375,864	282,616	1,159,193	878,678
Selling, general and administrative expenses	425,415	451,616	1,472,885	1,154,945

TOTAL OPERATING EXPENSES	801,279	734,232	2,632,078	2,033,622

INCOME FROM OPERATIONS	(15,278)	532,452	308,908	1,032,879

OTHER INCOME (EXPENSE)
Interest expense	(37,176)	(38,932)	(114,139)	(94,119)
Interest income	1,506	405	4,126	2,201
Other expense	—	—	—	(2,000)

TOTAL OTHER INCOME (EXPENSE)	(35,670)	(38,527)	(110,013)	(93,918)

NET INCOME (LOSS)	$(50,948)	$493,925	$198,895	$938,961

EARNINGS PER SHARE – BASIC AND DILUTED	$0.00	$0.01	$0.00	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,223,023	40,743,771	44,091,880	40,626,229
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	46,869,303	44,812,322	47,075,697	42,532,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$198,895	$938,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	512,405	212,002
Share based compensation	10,500	134,100
Deferred rent	(40,869)	(34,664)
Bad debt expense	68,775	91,412
Changes in operating assets and liabilities:
Accounts receivable	825,631	(977,896)
Unbilled Receivables	(521,642)	—
Prepaid expenses and other non-current assets	29,058	7,844
Inventory	(114,987)	(53,578)
Other asset	345,668	(5,164)
Customer deposits	97,226	30,623
Accounts payable and accrued expenses	(43,462)	605,678
Accrued payroll and related expenses	(15,122)	(45,273)
Deferred revenue	76,360	205,056
Income tax payable	(21,296)	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,407,140	1,109,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,296,357)	(746,699)
NET CASH USED IN INVESTING ACTIVITIES	(1,296,357)	(746,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(500,000)	—
Capital lease originations	1,000,000	624,000
Payments on notes payable - auto	(17,295)	(6,595)
Principal payments on lease obligations	(238,828)	(167,469)
Purchase of treasury stock	(5,890)	(130,831)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	237,987	319,105

NET INCREASE (DECREASE) IN CASH	348,770	703,145

CASH – Beginning of period	1,832,969	1,534,317

CASH – End of period	$2,181,739	$2,237,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$114,139	$94,119
Cash paid for incomes taxes	$21,296	$2,000
Property and equipment acquisitions	$1,622,863	$746,699
Cash paid for property and equipment acquisitions	(1,296,357)	725,061
Property and equipment acquisitions financed	$326,506	$21,638
Cancellation of treasury stock	$—	$130,831

Brekford Corp.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

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

Depending upon the context, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us,” as used in these notes refer to Brekford Corp.

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

The Company’s practice of reserving for uncollectable citations is based on its best estimate of the amount of probable losses. This estimate accounts for an initial loss in expected receivables from the existing population of uncollected receivables. The Company calculates allowances based on the historical information from similar programs in the industry.  Past due status is based on varying client business rules for the extension of time allotted for payment.  The Company manages both the issuance and the collection of unpaid fines based on the diverse criteria by each contract.  Thus, calculating “outstanding” with respect to a normal 30/60/90 day collections timeline is not an exact science. To be conservative, the percentage of allowance is calculated from the first day of citation issuance, but this percentage may be decreased at a later date to include collections received.  Historically, the Company’s actual collection experience has not differed significantly from its estimate due to its ability to leverage its relationship with state and local governments to secure collection of citations issued, as many states will not renew vehicle registrations with outstanding, unpaid citations.

Inventory

Inventory principally consists of hardware and third-party packaged software that is modified to conform to customer specifications and held temporarily until the completion of a contract. These amounts are stated at the lower of first-in, first-out (“FIFO”) cost or market.

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

Revenue Recognition

The Company recognizes revenue when all four basic criteria are met:  (i) persuasive evidence of an arrangement exists; (ii) delivery or installation has been completed; (iii) the customer accepts and verifies receipt; and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were $23,448 and $20,854 for the nine months ended September 30, 2012 and 2011, respectively.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the nine months ended September 30, 2012 and 2011 amounted to $251,416 and $132,658, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of September 30, 2012, 10,600 shares of our Common Stock were held in treasury at an aggregate cost of $5,890.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state jurisdictions. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2009. The Company’s policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that is accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

NOTE 3 – LINE OF CREDIT AND NOTES PAYABLE - AUTO

On July 12, 2012, the Company closed on an aggregate $3.5 million credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”) as lender consisting of $3.0 million in revolving loans (the "Revolving Facility") and $500,000 in a committed non-revolving line of credit loan for the purpose of financing up to 90% of the cost of certain equipment (the “Equipment Loan”). The terms and conditions of the Credit Facility are set forth in a Loan Agreement between the Company and PNC dated June 28, 2012 (the “Loan Agreement”), and the Revolving Facility is evidenced by a Committed Line of Credit Note issued by the Company to the order of PNC (the “Revolving Note”). The terms of the Equipment Loan will be evidenced by a separate promissory note if the Company requests that loan. As of September 30, 2012 amounts outstanding under the line of credit were $0.

On November 4, 2010, the Company entered into a $500,000 revolving line of credit agreement with a bank. Under this agreement, the Company may repay principal amounts and re-borrow them during the term of the agreement. Interest is payable at the rate of the BBA LIBOR Daily Floating rate plus 4%. The line of credit is collateralized by all assets of the Company and is personally guaranteed by the two principal officers of the Company. The maturity date for the line of credit agreement has been extended to November 30, 2012. As of September 30, 2012 amounts outstanding under the line of credit were $0.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature in June 2013, September 2014, March 2017 and May 2017. The agreements require various monthly payments under the finance agreements. As of September 30, 2012 and 2011, financed assets of $94,797 and $44,629, respectively, net of accumulated amortization of $22,799 and $6,461 respectively, are included in property and equipment on the balance sheets.

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

On December 12, 2011, the Promissory Note issued to Mr. Bruce Robinson was repaid in full by converting the outstanding balance into 1,428,572 shares of Common Stock.  As of September 30, 2012 and December 31, 2011, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements mature in March 2015 and April 2015. The agreements require various monthly payments and are secured by the assets under lease. As of September 30, 2012 and 2011, capital lease assets of $1,835,683 and $932,637, respectively, net of accumulated amortization of $454,889 and $97,935, respectively, were included in property and equipment on the balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring in June 2013 and January 2015.

The Company records rent expense over the term of the lease on a straight-line basis. Rent expense amounted to $146,164 and $143,676 for the nine months ended September 30, 2012 and 2011, respectively.

The Company leases approximately 2,500 square feet of office space from a related party. Rent expense amounted to $31,732 and $32,297 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue to one major customer during the nine months ended September 30, 2012 represented 12% of the total net revenue for such nine month period. Accounts receivable due from three customers at September 30, 2012 amounted to 46% of total accounts receivable at that date.

The Company has several contracts with government agencies, of which net revenue three major customers during the nine months ended September 30, 2011 represented 59% of the total net revenue for such nine month period. Accounts receivable due from four customers at September 30, 2011 amounted to 51 % of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all rugged IT products that it resold during the periods presented from a single distributor. Revenues from rugged IT products amounted to 59% and 46% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and 2011, accounts payable due to this distributor amounted to 53% and 66% of total accounts payable, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 7, 2010, the Company issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in shares of its outstanding Common Stock from time to time over a period of 12 months in open market transactions or in privately negotiated transactions at the Company's discretion.  The stock repurchase program was subsequently extended for an additional 12 months until September 7, 2012.  On September 28, 2012, the Company adopted a new stock repurchase program which permits the Company to repurchase the $363,280 in shares that remained available for repurchase under the old program, with the same terms and conditions except that the term of the new stock repurchase program is 24 months. No shares were repurchased during the third quarter of 2012.

The Company repurchased the following Common Stock in open market transactions during the nine months ended September 30, 2012 under this program:

	Total Number of Securities Purchased	Average Price Paid per Share	Cost of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1, 2012	—	$—	$—
Shares Purchased January 1, 2012 to September 30, 2012	10,600	0.55	5,890
September 30, 2012	10,600		$5,890

NOTE 8 – SHARE-BASED COMPENSATION

The Company has issued restricted stock and warrants to purchase shares of Common Stock (“Common Stock Purchase Warrants”) and has granted non-qualified stock options to certain employees and non-employees at the discretion of the board of directors. On April 25, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “Plan”). To date, there have been no stock option grants under the Plan. All stock options granted to employees were granted under previous arrangements, have exercise prices that are less or equal to the fair value of the underlying common stock at the date of grant and have terms of ten years.

Common Stock Purchase Warrants

For the nine months ended September 30, 2012 and 2011, there was no share-based compensation expense for Common Stock Purchase Warrants. As of September 30, 2012, there are no unvested Common Stock Purchase Warrants.

A summary of warrant activity is as follows for nine months ended September 30, 2012:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding and exercisable at January 1, 2012	1,595,000	$0.37	0.56
Granted	-	-	-
Forfeited or expired	(220,000)	0.39	-
Exercised	(1,000,000)	0.39	-
Outstanding and exercisable at September 30, 2012	375,000	$0.30	0.62

Restricted Stock Grants

For the nine months ending September 30, 2012, the Company granted an aggregate of 25,000 shares of restricted stock to a consultant as part of its service agreement. The weighted average value of the shares amounted to $0.42 per share based upon the closing price of shares of the Company’s Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $10,500 in share-based compensation expense during period ending September 30, 2012 related to restricted stock grants. For the nine months ending September 30, 2012 and 2011, the Company recorded $10,500 and $134,100, respectively, in share-based compensation expense related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value

Nonvested restricted stock at January 1, 2012	—	$—
Granted	25,000	0.42
Vested	(25,000)	0.42
Forfeited or expired	—	—
Nonvested restricted stock at September 30, 2012	—	$—

NOTE 9 – INVENTORY

As of September 30, 2012 and December 31, 2011, inventory consisted of the following:

	September 30, 2012	December 31, 2011
Raw Materials	$541,487	$379,200
Work in Process	—	47,300
Total Inventory	$541,487	$426,500

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic Net income per share
Net Income	$(50,948)	$493,925	$198,895	$938,961
Weighted average common shares outstanding - basic	44,223,023	40,743,774	44,091,800	40,626,229
Basic earnings per share	$0.00	$0.01	$0.00	$0.02

Diluted net income per share
Net Income	$(50,948)	$493,925	$198,895	$938,961
Weighted average common shares outstanding	44,223,023	40,743,774	44,091,880	40,626,229
Potential dilutive securities	2,646,280	4,068,548	2,983,817	1,906,761
Weighted average common shares outstanding – diluted	46,869,303	44,812,322	47,075,697	42,532,989
Diluted earnings per share	$0.00	$0.01	$0.00	$0.02

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. for the three and nine months ended September 30, 2012 and 2011 and the financial condition of Brekford Corp. at September 30, 2012. The discussion and analysis should be read in conjunction with the condensed financial statements and accompanying notes included herein, as well as Brekford Corp.’s audited financial statements for the year ended December 31, 2011 filed with its Annual Report on Form 10-K on March 9, 2012.

Unless the context clearly requires otherwise, the use of the terms “Brekford”, “the Company”, “we”, “us” and our” in this report are references to Brekford Corp.

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

Financial Services- Revenue Reclamation Services

Beyond traditional tax collection on income or property - both subject to levies and encumbrances enforcement - state agencies and local municipalities rely heavily on fine and fee revenue generated from a multitude of violator funded sources.  For example, jurisdictions generate sizable revenues from court fees, traffic and parking violations, ordinance infractions, and library and utility arrearages. Each of these revenue sources funds public safety and community development initiatives and without the income the services are curtailed.  Through its wholly-owned subsidiary, Brekford offers client-specific solutions to these agencies and municipalities to assist them with collecting unpaid fines, including:

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

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

	Nine Months Ended September 30,		(Decrease) / Increase
	2012	2011	$	%
Net Revenues	$12,169,891	$11,457,425	$712,466	6.22%

Cost of Revenues	9,228,905	8,390,924	837,981	9.99%

Gross Profit	$2,940,986	$3,066,501	$(125,515)	(4.09)%

Gross Profit Percentage of Revenue	24%	27%

Revenues

Revenues for the nine months ended September 30, 2012 amounted to $12,169,891 as compared to revenues of $11,457,425 for the nine months ended September 30, 2011, representing an increase of $712,466 or 6.22%.  The change was due to an increase in revenue from electronic ticketing systems and automatic traffic enforcement program, offset by a decrease in sales of Rugged IT Products and delay in the execution of Company’s major contracts.

Cost of Revenues

Cost of revenue for the nine months ended September 30, 2012 amounted to $9,228,905 as compared to $8,390,924 for the nine months ended September 30, 2011, an increase of $837,981 or 9.99% primarily due to increase in cost for electronic ticketing systems, automatic traffic enforcement program.

 Gross Profit

Gross profit for the nine months ended September 30, 2012 amounted to $2,940,986 as compared to $3,066,501 for the nine months ended September 30, 2011, a decrease of $125,515 or 4.09% primarily due to lower profit margins from electronic ticketing systems and automated traffic revenue.

Expenses

	Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,159,193	$878,678	$280,515	31.92%
Selling, general and administrative expenses	1,472,885	1,154,945	317,940	27.53%
Total operating expenses	$2,632,078	$2,033,623	$598,455	29.43%

Salaries and Related Expenses

Salaries and related expenses for the nine months ended September 30, 2012 amounted to $1,159,193 as compared to $878,678 for the nine months ended September 30, 2011, an increase of $280,515 or 31.92% due to additional personnel needed for automated traffic enforcement program, marketing, information technology and the related employee benefits for the employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 amounted to $1,472,885 as compared to $1,154,945 for the nine months ended September 30, 2011, an increase of $317,940 or 29.43% due to marketing expense, stock-based compensation expense; corporate development expenses and professional fees related to legal, audit and regulatory compliance, travel and related costs, corporate insurance and depreciation and amortization costs.

Net Income

Net income for the nine months ended September 30, 2012 amounted to $198,895 as compared to $938,960 for the nine months ended September 30, 2011, a decrease of $740,065 or 78.82% primarily due to a lower gross profit margins, increase in operating expenses and delay execution of Company’s major contracts. We believe the above mentioned operating expenses were necessary for the continued expansion of the Company’s business.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

	Three Months Ended September 30,		Increase
	2012	2011	$	%
Net Revenues	$3,933,528	$3,988,802	$(55,274)	(1.39)%

Cost of Revenues	3,147,527	2,722,119	425,408	15.63%

Gross Profit	$786,001	$1,266,683	$(480,682)	(37.95)%

Gross Profit Percentage of Revenue	20%	32%

Revenues

Revenues for the three months ended September 30, 2012 amounted to $3,933,528 as compared to revenues of $3,988,802 for the three months ended September 30, 2011, a slight decrease of $55,274 or 1.39%. The change is due to a decrease in sales of rugged IT products and delay in the execution of Company’s major contracts.

Cost of Revenues

Cost of revenue for the three months ended September 30, 2012 amounted to $3,147,527 as compared to $ 2,722,119 for the three months ended September 30, 2011, an increase of $425,408 or 15.63% primarily due to an increase in costs for electronic ticketing systems, vehicle upfitting product and services, rugged IT products and automatic traffic enforcement program.

 Gross Profit

Gross profit for the three months ended September 30, 2012 amounted to $786,001 as compared to $1,266,683 for the three months ended September 30, 2011, a decrease of $480,682 or 37.95% primarily due to lower profit margins from electronic ticketing systems, automated traffic revenue and rugged IT products.

Expenses

	Three Months Ended September 30,		Increase / (Decrease)
	2012	2011	$	%
OPERATING EXPENSES
Salaries and related expenses	$375,864	$282,616	$93,248	32.99%
Selling, general and administrative expenses	425,415	451,616	(26,201)	(5.80)%
Total operating expenses	$801,279	$734,232	$67,047	9.13%

 Salaries and related expenses

Salaries and related expenses for the three months ended September 30, 2012 amounted to $375,864 as compared to $282,616 for the three months ended September 30, 2011, an increase of $93,248 or 32.99% due to increased staff for the automated traffic enforcement program, marketing and information technology and the related benefit programs for the employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 amounted to $425,415 as compared to $451,616 for the three months ended September 30, 2011, a de crease of $26,201 or 5.80% due to decreases in bad debt expense and legal expenses which is offset by increase in expenses related investor relations, marketing and business development activities, corporate insurance and depreciation and amortization costs.

Net Loss / Net Income

Net loss for the three months ended September 30, 2012 amounted to $50,948 as compared to net income of $493,924 for the three months ended September 30, 2011, a decrease of $544,872 or 110.31% primarily due to a lower gross profit margins, increase in operating expenses and delay in execution of Company’s major contracts. We believe the above mentioned expenses were necessary for the continued expansion of the Company’s business.

Financial Condition, Liquidity and Capital Resources

At September 30, 2012, we had total current assets of $6.1 million and current liabilities of $3.4 million resulting in a working capital surplus of $2.7 million.

The Company reported net income of $198,895 for the nine months ended September 30, 2012 and its accumulated deficit was reduced to $6,183,410 at September 30, 2012. Cash flows provided by operations for the nine months ended September 30, 2012 were $1,407,140.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next 12 months and available from its $3,500,000 line of credit facility will be sufficient to sustain the business through at least October 1, 2013.  While the Company has taken certain measures to conserve its capital and maintain its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that unforeseen circumstances, such as the continuation, or further deterioration, of the current weak economy, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current weakened economic conditions or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The weakened economy could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances, then it may need to curtail certain of its operations. Although management believes the Company has access to adequate capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Management expects to incur a significant increase in working capital requirement for the Company’s continued expansion in the automated traffic enforcement business but expects to cover the requirements of this expansion with funds it anticipates to generate in its operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, our most critical accounting policies and estimates upon which our fiscal status depends were identified as those relating to accounts receivables allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We have reviewed our polices and believe that those policies remain our most critical accounting policies for the nine months ended September 30, 2012, and that no material changes therein have occurred.

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

An evaluation of the effectiveness of the Company’s disclosure controls as of September 30, 2012 was carried out under the supervision and with the participation of management, including the CEO.  Based on that evaluation, management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended September 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period ended September 30, 2012, the Company issued an aggregate of 25,000 shares of restricted Common Stock to a consultant as equity compensation for future services to be rendered to the Company.  Based on a per share price of $0.42 on the date of grant, these shares represent $10,500 in services to be rendered by the consultant.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering.  Accordingly, the shares may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements.

Issuer Repurchases of Equity Securities

In September 7, 2010, the Company’s board of directors adopted a stock repurchase program which permitted the Company to purchase up to $500,000 in shares of Common Stock from time to time over a 12-month period in open market transactions or privately-negotiated transactions at the Company’s discretion.  On September 7, 2011, the board of directors extended the program for an additional 12 months, until September 7, 2012.  On September 28, 2012, the board of directors approved a new stock repurchase program which authorizes the Company to repurchase the $363,280 in shares of Common Stock that were not repurchased under the prior program.  The new program’s terms and conditions are the same as under the prior program, except that the period during which shares may be repurchased is 24 months.  The Company publicly disclosed the adoption of each of these plans.  Neither the Company nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of Common Stock during the quarter ended September 30, 2012.

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

Brekford Corp.

Date: November 9, 2012	By:	/s/ C.B. Brechin
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