Form 10-K
period 2012-12-31
Brekford Corp.
filed 2013-03-08
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2012, was approximately $11,392,442 based upon the closing price reported for such date on the OTCQB of the OTC Markets. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  44,248,569 as of February 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

BREKFORD CORP.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions and their effects; industry competition, conditions, performance and consolidation; changes in applicable laws or regulations; changes in the budgets and/or public safety priorities of our customers; economic or operational repercussions from terrorist activities, war or other armed conflicts; the availability of debt and equity financing; and other circumstances beyond our control.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations.

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

Depending upon the context, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us,” as used in this Annual Report refer to Brekford Corp. and its consolidated subsidiary.

ITEM 1.  BUSINESS

Our History

The Company (formerly California Cyber Design, Inc. (“CCDI”)) was incorporated in Delaware on May 27, 1998 and changed its name to American Financial Holdings, Inc. on August 11, 2004.  AFHI, a publicly-traded corporation with no operations, announced the completion of its share exchange transaction with Pelican Mobile Computers, Inc., a Maryland corporation (“Pelican Mobile”), on January 6, 2006. Pelican exchanged each issued and outstanding share of Pelican Mobile Computers (1,000 shares issued and outstanding at the time of the share exchange) for 25,000 shares of AFHI on a post-split basis (the “Share Exchange”) with an aggregate of 25,000,000 shares of Common Stock of AFHI issued to the former shareholders of  Pelican Mobile.  At the time of the Share Exchange, the existing stockholders of AFHI retained 5,512,103 shares of AFHI’s outstanding Common Stock after the cancellation of approximately 2,549,000 shares of Common Stock. As a result, the former shareholders of Pelican Mobile became the majority stockholders of AFHI. Under the terms of the Share Exchange, the Company changed its name to Tactical Solution Partners, Inc. On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp. to better reflect our business strategy. Subsequently on July 9, 2010, the Company’s stockholders approved a proposal to change our name from Brekford International Corp. to Brekford Corp. On October 27, 2010, the board of directors approved the merger of our subsidiary Pelican Mobile, with the holding company, Brekford Corp., pursuant to Section 253 of the General Corporation Law of the State of Delaware. The merger became effective upon the filing of a Certificate of Ownership and Merger with the State of Delaware (and the appropriate Articles of Merger with the State of Maryland), pursuant to the terms of an Agreement and Plan of Merger. The merger documents were filed with the states of Delaware and Maryland on October 28, 2010. Effective upon the completion of the merger, the corporate name of the Company, which was the surviving entity in the merger, remained as Brekford Corp. The operations of Pelican Mobile were continued by the Company without interruption following the merger.

Overview

Brekford Corp. (OTCBB; OTCQB: BFDI) headquartered in Hanover, Maryland is a public safety technology services provider of mobile computer and video systems through its vehicle upfitting services to homeland security agencies and federal, state, and municipal law enforcement agencies and offers traffic safety solutions to municipalities, including automated photo speed enforcement and red light camera solutions.  Brekford is an established company which, for more than a decade, has provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Brekford provides these departments and agencies with an end-to-end suite of rugged mobile information technology (IT), vehicle upfitting services, and automated traffic safety photo enforcement technology solution.  Brekford has one wholly-owned subsidiary, Municipal Recovery Agency, LLC, a Maryland limited liability company, that was formed in 2012 and engages in the business of providing collection systems and services for unpaid citations and parking fines.

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

According to the National Highway Traffic Safety Administration’s (NHTSA) Traffic Safety Facts 2008 Report, there were more than 2.3 million reported intersection-related crashes, approximately 733,000 injury crashes, and more than 7,770 fatalities in 2008. NHTSA’s Fatality Analysis Reporting System (FARS) reports that red-light running crashes alone caused 762 deaths in 2008.  An estimated 165,000 people are injured annually by red-light runners. (Source: Status Report, Vol. 42, No. 1, IIHS, January 2007).

Although opponents of red light cameras cite the increase in rear end collisions as cause for disapproval of cameras, a recent study conducted by the Insurance Institute for Highway Safety (Feb. 2011) reported that red-light cameras reduced fatal red light running crashes by 24%. Because the types of crashes prevented by red light cameras tend to be far more severe than rear-end crashes, research has shown there is a positive aggregate benefit. Photo Enforcement solutions can reduce collisions, injuries and deaths by providing a useful tool for municipalities and law enforcement agencies – without unduly taxing drivers who do not break the law. Today, more than 500 communities across the U.S. operate red light or speed camera enforcement programs.

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

The Company purchased substantially all rugged IT products that it resold during 2012 and 2011 from a single distributor.  Revenues from rugged IT products amounted to 53% and 43% of total revenues for the year ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, accounts payable due to this distributor amounted to 58% and 57% of total accounts payable, respectively.

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

Purchasing and Order Fulfillment

We work with manufacturers and distributors to secure the lowest cost possible while taking advantage of any available incentives in order to maximize product margins, provide competitive pricing and minimize delivery time to our customers. Typically, once our salespersons receive orders from our customers, we then purchase the required products from manufacturers and then sell (and where necessary install) the products to our customers.

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

The automated traffic safety enforcement solutions include speed and red-light camera technologies that are increasingly in demand. The U.S. market for red-light systems is estimated at 20,000 to 30,000 systems and the market for speed cameras is estimated at 35,000 to 50,000 systems. According to the Insurance Institute for Highway Safety (IIHS), as of February, 2013, 24 states (543 communities) have red light cameras currently operating and 13 states (125 jurisdictions) and the District of Columbia have speed cameras operating in at least one location. We have established a foothold in this business within a relatively short time by securing contracts with several municipalities and our goal is to become a major player concentrating initially within the Mid-Atlantic region. There are only a handful of competitors that are currently providing automatic traffic enforcement services with three companies that are considered leaders of this industry. Because we possess a technical advantage and reputable customer service we anticipate competing with these leaders within a relatively short time.

The majority of our recent sales and services have occurred within the Mid-Atlantic region, which is comprised of the states of Maryland, Virginia, Delaware, New Jersey and Pennsylvania. However, our goal is to expand our products and services to customers nationwide, especially with respect to our automated traffic enforcement services.

Competition

Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by extensive fragmentation and intense competition. As such, larger competitors may have greater buying power and therefore may be able to offer better pricing, which is one of the key factors in determining whether a contract will be awarded by local, state and federal agencies with limited budgets. In addition, although the majority of our sales are to government agencies and other government contractors with historically stable operating budgets, the significant economic downturn and recession has had and will most likely continue to have a detrimental effect on our rate of growth and, if long-term, an adverse effect on our financial condition and operating results.  At the same time, our technology, size, and strategy provides more flexibility when bidding on contracts in smaller to medium sized municipalities which collectively constitutes the majority of installation opportunities within the U.S.

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

●
Increasing installation and services of Automated Traffic Safety Enforcement (both speed and red light). The global economic environment may present opportunities and challenges in the year ahead, yet municipalities will still need to address road safety issues and photo-enforcement is a crucial tool in that task; and

●	We intend to continue to invest in research and development to ensure that out technologies remain at the forefront of the industry.

Customers

The Company has several contracts with government agencies, of which net revenue from one major customer during the period ended December 31, 2012 represented 11.43% of the total net revenue for such 12-month period. Accounts receivable due from two customers at December 31, 2012 amounted to 54.04% of total accounts receivable at that date.

Future Legislation

Because much of our business involves providing traffic enforcement solutions to governmental agencies and municipalities, the future passage of laws and regulations affecting red light camera and speed camera systems could have a material adverse impact on our business.  Camera-operated traffic enforcement solutions have recently been the subject of significant public criticism and legislators in various jurisdictions have introduced, or have indicated that they intend to introduce, legislation to better monitor and control traffic enforcement activities.  For example, several bills are pending before the Maryland General Assembly that, if enacted, would significantly change current law, including, without limitation, by imposing a civil penalty on enforcement contractors like Brekford if they issue erroneous citations on behalf of a municipality, and by prohibiting contractors such as Brekford from receiving compensation that is based on the number of citations issued by the municipality or citations actually paid.  We cannot predict whether these or any other pieces of legislation will be enacted or, if so, the impact they may have on us.

Employees

As of February 20, 2013, we employed 70 full-time employees. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements.  We anticipate hiring additional employees to ensure timely delivery of customer projects and services, as necessary. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Hanover, Maryland in an approximately 22,000 square foot office and warehouse facility which is leased at various monthly rates for a 92-month term expiring on January 15, 2015. The Company also leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a three-year lease with Peppermill. This space is used for the expansion of business. The total minimum annual lease payments due under the Company’s lease agreements are $459,630.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 20, 2013, there were 44,248,569 shares of Common Stock outstanding held by approximately 55 stockholders of record (based solely on the information provided to us by our transfer agent ). This number of stockholders does not include:

●	any beneficial owners of Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

●	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

On January 30, 2008, our Common Stock began trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the ticker symbol “BFDI”.  Prior to January 30, 2008, our Common Stock was quoted over-the counter on the Pink Sheets LLC automated electronic quotation service under the ticker symbol “TTSR”. Since April 2010, our Common Stock has also been quoted on the OTCQB tier of the OTC Markets under the ticker symbol “BFDI”. Our Common Stock is not listed on any national or regional securities exchange.

The following table sets forth, for the periods presented, the high and low bid price ranges of our Common Stock as reported on the OTCBB. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2011:
First Quarter	$0.16	$0.10
Second Quarter	$0.25	$0.10
Third Quarter	$0.59	$0.23
Fourth Quarter	$0.70	$0.41
Fiscal year ended December 31, 2012:
First Quarter	$0.71	$0.54
Second Quarter	$0.75	$0.45
Third Quarter	$0.54	$0.35
Fourth Quarter	$0.62	$0.41

On March 6, 2013, the closing sales price of our common stock as reported on the OTCBB was $0.69 per share.

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

In addition, the General Corporation Law of the State of Delaware prohibits us from declaring and paying a dividend on our Common Stock at a time when we do not have either (as defined under that law):

●	a surplus, or, if we do not have a surplus; or

●	net profit for the year in which the dividend is declared and for the immediately preceding year.

Equity Compensation Plan

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding First United Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Repurchases

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

Neither the Company nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) purchased any shares of Common Stock during the quarter ended December 31, 2012.

Unregistered Sales of Equity Securities

During the period ended December 31, 2012, the Company issued an aggregate of 25,000 shares of restricted Common Stock to a consultant as equity compensation for future services to be rendered to the Company.  Based on a per share price of $0.42 on the date of grant, these shares represent $10,500 in services to be rendered by the consultant.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering.  Accordingly, the shares may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements.

All other unregistered sales of securities issued during the fiscal year ended December 31, 2012 have been previously reported on the Company’s quarterly reports on Form 10-Q or current reports on Form 8-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto and other financial information appearing elsewhere in this Annual Report.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in Item 1 of Part I of this Annual Report and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this Annual Report. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s practice of reserving for uncollectable citations is based on its best estimate of the amount of probable losses. This estimate accounts for an initial loss in expected receivables from the existing population of uncollected receivables. The Company calculates allowances based on the historical information from similar programs in the industry.  Past due status is based on varying client business rules for the extension of time allotted for payment.  For certain contracts the Company manages both the issuance and the collection of unpaid fines. Calculating “outstanding” with respect to a normal collections timeline is not an exact science. To be conservative, the percentage of allowance is calculated from the first day of citation issuance. The Company reviews and evaluates their collections efforts and makes necessary adjustment to the allowance accounts and complete write-off’s as deemed necessary on periodic basis.

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

For automatic traffic enforcement revenue, the Company recognizes the revenue either on the date that the Company determines a valid violation has occurred or when the collection efforts are completed, depending on the specific terms of the contract with each municipality. The Company records revenue related to automated traffic violations for the Company’s share of the violation amount.

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

The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2009. The Company’s policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Results of Operations

Results of Operations for the Years Ended December 31, 2012 and 2011

The following tables summarize and compare selected items from the statements of operations for the years ended December 31, 2012 and 2011.

	Year Ended December 31,		Increase
	2012	2011	$	%

Net Revenues	$18,295,906	$16,716,560	$1,579,346	9.45%
Cost of Revenues	14,706,098	12,379,607	2,326,491	18.79%
Gross Profit	$3,589,808	$4,336,953	$(747,145)	(17.23)%

Gross Profit Percentage of Revenue	19.6%	25.9%

Revenues

Revenues for the year ended December 31, 2012 were $18,295,906 compared to $16,716,560 for the year ended December 31, 2011, an increase of $1,579,346 or 9.45%, primarily due to the continued growth of our automated traffic enforcement products and additional increased revenue in the area of rugged IT products.

Cost of Revenues

Cost of revenues for the year ended December 31, 2012 was $14,706,098 compared to $12,379,607 for the year ended December 31, 2011, an increase of $2,326,491 or 18.79%, primarily due to the increase in purchases of rugged technology, including docking and mounts for the equipment. There were moderate increases in the cost of installation due to the increased volume of installation of mobile technology. Expenses for automated traffic enforcement also increased as the program expanded.

Gross Profit

Gross profit for the year ended December 31, 2012 amounted to $3,589,808 as compared to $4,336,953 for the year ended December 31, 2011, a decrease of $747,145 or 17.23%, primarily due to lower profit margins from electronic ticketing systems and rugged IT products.

Expenses

	Year Ended December 31,		Increase
	2012	2011	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,554,377	$1,287,776	$266,601	20.70%
Selling, general and administrative expenses	3,153,914	1,710,790	1,443,124	84.35%
Total operating expenses	$4,708,291	$2,998,566	$1,709,725	57.02%

Salaries and Related Expenses

Salaries and wages for the year ended December 31, 2012 amounted to $1,554,377 compared to $1,287,776 for the year ended December 31, 2011, an increase of $266,601 or 20.70%.  The increase was primarily due to the increase in employees related to the higher volume of business required to support the automated traffic enforcement products and the growth in the sales of upfitting products.  There were also some increases due to the cost of the Company’s benefit programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 were $3,153,914 compared to $1,710,790 for the year ended December 31, 2011, an increase of $1,443,124 or 84.35%.  The increase was primarily due to bad debt expense. There were also increases in equipment depreciation, investor relations and automated traffic consulting.

Other Expense and Income

	Year Ended December 31,		(Decrease)/Increase
	2012	2011	$	%
OTHER (EXPENSE) INCOME
Interest Expense	$(149,337)	$(129,556)	$(19,781)	15.27%
S Interest Income	4,809	2,497	2,312	92.59%
O Other Expense	(3,660)	—	(3,660)	(100)%
Total other (expense) income	$(148,188)	$(127,059)	$(21,129)	16.63%

Interest expense for the year ended December 31, 2011 was $149,337 compared to $129,556 for the year ended December 31, 2011, an increase of $19,781 or 15.27%. The increase was primarily due to additional equipment financed for operations.

Interest income for the year ended December 31, 2012 was $4,809 compared to $2,497 for the year ended December 31, 2011 an increase of $2,312 primarily due to additional funds invested in interest bearing accounts.

Net (Loss) Income

The Company recorded a net loss of $1,266,671 for the year ended December 31, 2012 compared to net income of $1,211,328 for the year ended December 31, 2011.  Basic and diluted net loss per common share were $0.03 for 2012, compared to basic and diluted earnings per common share of $0.03 for 2011.  The difference in operating results in 2012 over 2011 resulted primarily from lower gross profit margins and increased bad debt expense, as well as increased equipment depreciation, investor relations and consulting.  We believe the increased expenditures were necessary to support the continued expansion of the Company’s business.

Financial Condition, Liquidity and Capital Resources

At December 31, 2012, the Company had total current assets of $6.6 million and current liabilities of $5.4 million, resulting in a working capital surplus of $1.2 million. At December 31, 2011, we had total current assets of $6.1 million and current liabilities of $3.3 million, resulting in a working capital surplus of $2.8 million.

The Company reported a net loss of $1,266,671 for the year ended December 31, 2012 and its accumulated deficit increased to $7,648,976 at December 31, 2012. Cash flow provided by operations for the year ended December 31, 2012 was $846,804, compared to $369,171 for 2011.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next twelve months and available from its $3,500,000 credit facility will be sufficient to sustain the business through at least January 1, 2014.  While the Company has taken certain measures to conserve its capital and maintain its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that unforeseen circumstances, such as the continuation, or further deterioration, of the current weak economy, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current weakened economic conditions or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The weakened economy could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances, then it may need to curtail certain of its operations. Although management believes the Company has access to adequate capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

Management expects to incur a significant increase in working capital requirement for the Company’s continued expansion of the automated traffic enforcement products, but we believe that we will be able to cover the requirements of this expansion with funds generated by operations in future periods.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brekford Corp.

We have audited the accompanying consolidated balance sheets of Brekford Corp. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brekford Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Stegman & Company

Baltimore, Maryland
March 8, 2013

BREKFORD CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$1,415,252	$1,832,969
Accounts receivable, net of allowance $95,976 and $261,417 at December 31, 2012 and 2011, respectively	4,236,018	3,673,195
Unbilled receivables	208,051	92,969
Prepaid expenses	61,278	47,305
Inventory	672,874	426,500
Total current assets	6,593,473	6,072,938
Property and equipment, net	2,477,642	1,514,996
Other non-current assets	274,998	551,070
TOTAL ASSETS	$9,346,113	$8,139,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,093,356	$2,008,372
Accrued payroll and related expenses	78,303	50,645
Line of credit	—	500,000
Income taxes payable	50,076	68,937
Deferred revenue	483,784	289,593
Customer deposits	71,199	43,624
Obligations under capital lease – current portion	583,976	325,102
Obligations under notes payable auto – current portion	23,454	14,937
Deferred rent – current portion	41,975	39,470
Total current liabilities	5,426,123	3,340,680

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Obligations under capital lease, net of current portion	813,945	405,975
Notes payable – auto, net of current portion	49,468	15,712
Deferred rent, net of current portion	79,557	137,556
Total long-term liabilities	1,442,970	1,059,243
TOTAL LIABILITIES	6,869,093	4,399,923

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,248,569 issued and outstanding, at December 31, 2012 and 43,842,265 issued and outstanding at December 31, 2011	4,425	4,385
Additional paid-in capital	10,127,461	10,117,001
Treasury Stock, at cost 10,600 shares at December 31, 2012 and none at December 31, 2011	(5,890)	—
Accumulated deficit	(7,648,976)	(6,382,305)
TOTAL STOCKHOLDERS’ EQUITY	2,477,020	3,739,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,346,113	$8,139,004

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011

Net Revenue	$18,295,906	$16,716,560
Cost of Revenue	14,706,098	12,379,607
Gross profit	3,589,808	4,336,953

Operating expenses:
Salaries and related expenses	1,554,377	1,287,776
Selling, general and administrative expenses	3,153,914	1,710,790
Total operating expenses	4,708,291	2,998,566
(Loss) Income from operations	(1,118,483)	1,338,387
Other (expense) income:
Interest expense	(149,337)	(129,556)
Interest income	4,809	2,497
Other expense	(3,660)	—
Total other (expense)income	(148,188)	(127,059)
(Loss) Income before income taxes	(1,266,671)	1,211,328
Income tax expense	—	—
Net (loss) income	$(1,266,671)	$1,211,328

(Loss) Earnings per share – basic and diluted	$(0.03)	$0.03
Weighted average shares outstanding used in computing per share amounts:
Basic	44,128,602	40,799,298
Diluted	44,128,602	43,912,527

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012 and 2011

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

BALANCE – January 1, 2011	40,580,513	$4,059	—	$—	$9,853,059	$(7,593,633)	$2,263,485
Repurchase and cancellation of common stock	(858,315)	(86)	—	—	(130,746)	—	(130,832)
Shares issued upon exercise of warrants	1,671,495	167	—	—	(167)	—	—
Restricted shares issues to non-employees and directors	220,000	22	—	—	83,078	—	83,100
Restricted shares issues to employee	800,000	80	—	—	111,920	—	112,000
Shares issued upon notes conversion	1,428,572	143	—	—	199,857	—	200,000
Net income	—	—	—	—	—	1,211,328	1,211,328
BALANCE – December 31, 2011	43,842,265	4,385	—	—	10,117,001	(6,382,305)	3,739,081
Shares issued upon exercise of warrants	381,304	38	—	—	(38)	—	—
Restricted shares issues to non-employees	25,000	2	—	—	10,498	—	10,500
Repurchase of common stock	—	—	(10,600)	(5,890)	—	—	(5,890)
Net loss	—	—	—	—	—	(1,266,671)	(1,266,671)
BALANCE – December 31, 2012	44,248,569	$4,425	(10,600)	$(5,890)	$10,127,461	$(7,648,976)	$2,477,020

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,266,671)	$1,211,328
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	765,106	324,967
Share-based compensation and payments to consultants	10,500	195,100
Bad debt expense	1,076,708	256,917
Changes in operating assets and liabilities:
Accounts receivable	(1,639,533)	(2,216,540)
Unbilled Receivables	(115,083)	(53,434)
Prepaid expenses and other non-current assets	262,099	(546,492)
Inventory	(246,375)	(227,168)
Accounts payable and accrued expenses	1,824,984	1,206,417
Accrued payroll and related expenses	27,658	2,234
Income tax payable	(18,861)	—
Customer deposits	27,575	29,565
Deferred rent	(55,494)	(46,900)
Deferred revenue	194,191	233,177
Net cash provided by operating activities	846,804	369,171

Cash flows from investing activities:
Purchases of property and equipment	(1,401,246)	(806,375)
Net cash used in investing activities	(1,401,246)	(806,375)

Cash flows from financing activities:
Borrowing on Line of Credit	(500,000)	500,000
Equipment Financing	1,000,000	624,000
Payments on notes payable - auto	(24,233)	(10,283)
Principal payments on lease obligation	(333,152)	(247,026)
Repurchase of common stock	(5,890)	(130,832)
Net cash provided by financing activities	136,725	735,856
Net (decrease) increase in cash	(417,717)	298,652
Cash – beginning of year	1,832,969	1,534,317
Cash – end of year	$1,415,252	$1,832,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$149,338	$129,556
Cash paid for income taxes	$18,861	$—
Notes payables settled for stock	$—	$200,000
Property and equipment acquisitions	$1,727,752	$828,013
Cash paid for property and equipment acquisitions	(1,401,246)	(806,375)
Property and equipment acquisitions financed	$326,506	21,638
Cancellation of treasury stock	$—	(130,832)

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Depending upon the context, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us,” as used in these notes refer to Brekford Corp. and its consolidated subsidiary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

The Company’s practice of reserving for uncollectable citations is based on its best estimate of the amount of probable losses. This estimate accounts for an initial loss in expected receivables from the existing population of uncollected receivables. The Company calculates allowances based on the historical information from similar programs in the industry.  Past due status is based on varying client business rules for the extension of time allotted for payment. For certain contracts the Company manages both the issuance and the collection of unpaid fines. Calculating “outstanding” with respect to a normal collections timeline is not an exact science. To be conservative, the percentage of allowance is calculated from the first day of citation issuance. The Company reviews and evaluates their collections efforts and makes necessary adjustment to the allowance accounts and complete write-off’s as deemed necessary on periodic basis.

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

Revenue Recognition

The Company recognizes revenue when it meets all of the following criteria:  (i) persuasive evidence of an arrangement exists; (ii) delivery or installation has been completed; (iii) the customer accepts and verifies receipt; and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were $27,644 and $29,675 for the year ended December 31, 2012 and 2011, respectively.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the years ended December 31, 2012 and 2011 amounted to $355,150 and $222,438, respectively.

For automatic traffic enforcement revenue, the Company recognizes the revenue either on the date that the Company determines a valid violation has occurred or when the collection efforts are completed depending on the specific terms of the contract with each municipality. The Company records revenue related to automated traffic violations for the Company’s share of the violation amount.

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in products revenues and all costs of shipping and handling are included in cost of sales in the accompanying consolidated statements of operations. The Company incurred shipping and handling costs of $54,652 and $39,530 for the years ended December 31, 2012 and 2011, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. These expenses are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expense amounted to $24,073 and $10,831 for the years ended December 31, 2012 and 2011, respectively.

Share-Based Compensation

The Company accounts for stock incentive plans by measurement and recognition of compensation expense for all share-based awards on estimated fair values, net of estimated and actual forfeitures, on a straight line basis over the period during which the employee is required to provide services in exchange for the award.

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of December 31, 2012, 10,600 shares of our Common Stock were held in treasury at an aggregate cost of $5,890.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period. Valuation allowances are established when the realization of deferred tax assets are not considered more likely than not. Accordingly, at December 31, 2012 and 2011 net of valuation allowance, the net deferred tax assets were reduced to zero.

The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2009. The Company’s policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Earnings (loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.  There is no dilutive effect on the loss per share during loss periods.  See Note 8 for further information.

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

Segment Reporting

Financial Accounting Standards Board Accounting Standards Codification Topic 280, Segment Reporting, requires that an enterprise report selected information about operating segments in its financial reports issued to its stockholders. Based on the analysis performed by the Company, management has determined that the Company has only one operating segment, which is Traffic Safety Solutions. The chief operating decision-makers use combined results to make operating and strategic decisions, and, therefore, the Company believes its entire operation is covered under a single segment.

Newly Issued Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2012	2011

Leasehold improvements	$498,025	$471,120
Computer equipment and software	484,624	349,463
Vehicles	223,868	157,362
Furniture	100,089	92,685
Cameras	2,573,516	1,094,341
Phone equipment	48,817	36,215
	3,928,939	2,201,187
Accumulated depreciation and amortization	(1,451,297)	(686,191)
	$2,477,642	$1,514,996

Depreciation and amortization of property and equipment for the years ended December 31, 2012 and 2011 was $765,106 and $324,967, respectively.  As of December 31, 2012 and 2011, the Company had approximately $294,000 and $226,000 of property and equipment that was not placed in service at those respective dates.

NOTE 4 – LINE OF CREDIT AND NOTES PAYABLE - AUTO

On July 12, 2012, the Company closed on an aggregate $3.5 million credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”) as lender consisting of $3.0 million in revolving loans (the "Revolving Facility") and $500,000 in a committed non-revolving line of credit loan for the purpose of financing up to 90% of the cost of certain equipment (the “Equipment Loan”). The terms and conditions of the Credit Facility are set forth in a Loan Agreement between the Company and PNC dated June 28, 2012 (the “Loan Agreement”), and the Revolving Facility is evidenced by a Committed Line of Credit Note issued by the Company to the order of PNC (the “Revolving Note”). As part of the financing transaction, each of C.B. Brechin and Scott Rutherford, who serve as directors of the Company and as Chief Executive Officer/Chief Financial Officer and as President of the Company, respectively, entered into a Subordination Agreement dated June 28, 2012 with PNC (each, a “Subordination Agreement”) pursuant to which they agreed that all indebtedness owed to them by the Company (the “Subordinated Debt”) is subordinate to the indebtedness owed to PNC by the Company.  The Subordination Agreements permit the Company to make regular loan payments to Messrs. Brechin and Rutherford so long as the Company is not in default under its loan agreements with PNC.  The terms of the Equipment Loan will be evidenced by a separate promissory note if the Company requests that loan. As of December 31, 2012, amounts outstanding under the line of credit were $0.

On November 4, 2010, the Company entered into a $500,000 revolving line of credit agreement with Bank of America. Under this agreement, the Company may repay principal amounts and re-borrow them during the term of the agreement. Interest is payable at the rate of the BBA LIBOR Daily Floating rate plus 4%. The line of credit is collateralized by all assets of the Company and is personally guaranteed by the two principal officers of the Company. The line of credit agreement expired on November 30, 2012, and the Company did not extend the line of credit. As of December 31, 2012 and 2011, amounts outstanding under the line of credit were $0 and $500,000, respectively.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature in June 2013, September 2014, March 2017 and May 2017. The agreements require various monthly payments under the finance agreements. As of December 31, 2012 and 2011, financed assets of $88,948 and $42,074, respectively, net of accumulated amortization of $28,647 and $9,016 respectively, are included in property and equipment on the balance sheets. As of December 31, 2012 future maturities of notes payable are as follows:

2013	$23,454
2014	18,397
2015	13,517
2016	13,820
2017	3,734
Total	$72,922

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

On April 1, 2010, the Company and each member of the lender group executed a First Amendment to the Unsecured Promissory Note.   Each Promissory Note was amended to:

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

On December 12, 2011, the Promissory Note issued to Mr. Bruce Robinson was repaid in full by converting the outstanding balance into 1,428,572 shares of Common Stock.  As of December 31, 2012 and December 31, 2011, the amounts outstanding under the Promissory Notes totaled $500,000

NOTE 6 – LEASES

Capital Leases

The Company financed certain equipment and vehicles under separate non-cancelable equipment loan and security agreements. The agreements mature in March 2015 and April 2015. The agreements require various monthly payments and are secured by the assets under lease.  As of December 31, 2012 and 2011, capital lease assets of $1,678,435 and $877,556, respectively, net of accumulated amortization of $612,137 and $153,016, respectively, are included in property and equipment on the consolidated balance sheets.

Future minimum lease payments under these lease agreements at December 31, 2012 are as follows:

2013	$644,865
2014	644,865
2015	199,967
Total minimum lease payments	1,489,697
Less: amounts representing interest	(91,776)
Present value of net minimum lease payments	$1,397,921

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring in June 2013 and January 2015.

Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs at December 31, 2012 are as follows:

2013	229,166
2014	212,736
2015	17,728
Total	$459,630

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

The Company records rent expense over the term of the lease on a straight-line basis, less amounts received under sub-lease arrangements. Total rent expense amounted to $234,981 and $229,508 for the years ended December 31, 2012 and 2011, respectively.

The Company leased approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, both officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a 3-year lease with Peppermill. For the year ended December 31, 2012 and 2011, lease payments amounted to $42,465 and $42,874 respectively.

NOTE 7 – INVENTORY

As of December 31, 2012 and December 31, 2011 inventory consisted of the following:

	2012	2011

Raw Materials	$672,874	$379,200
Work in Process	—	47,300
Total Inventory	$672,874	$426,500

NOTE 8 – (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per common share is calculated by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted (loss) earnings per common share is calculated by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents such as stock-based awards and warrants.  There is no dilutive effect on the (loss) per common share during loss periods.  The following table provides information relating to the calculation of (loss) earnings per common share.

	Years Ended December 31,
	2012	2011

Basic (loss) earnings per share
Net (loss) income	$(1,266,671)	$1,211,328
Weighted average common shares outstanding - basic	44,128,602	40,799,298
Basic earnings per share	$(0.03)	$0.03

Diluted (loss) earnings per share
Net (loss) income	$(1,266,671)	$1,211,328
Weighted average common shares outstanding	44,128,602	40,799,298
Potential dilutive securities	—	3,113,229
Weighted average common shares outstanding – diluted	44,128,602	43,912,527
Diluted earnings per share	$(0.03)	$0.03
Common stock equivalents excluded due to anti-dilutive effect	3,946,429	1,320,000

NOTE 9 – SHARE-BASED COMPENSATION

The Company has issued restricted stock and warrants to purchase shares of Common Stock (“Common Stock Purchase Warrants”) and has granted non-qualified stock options to certain employees and non-employees at the discretion of the board of directors. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”). To date, there have been no stock option grants under the 2008 Incentive Plan. All stock options granted to employees were granted under previous arrangements, have exercise prices that are less or equal to the fair value of the underlying common stock at the date of grant and have terms of ten years.

Stock Options

There was no share-based compensation expense during the years ended December 31, 2012 or 2011 related to stock options. As of December 31, 2012 and 2011, there were no outstanding stock options.

Restricted Stock Grants

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

During the period ended December 31, 2012, the Company issued an aggregate of 25,000 shares of restricted Common Stock to a consultant as compensation for future services to be rendered to the Company.  Based on a per share price of $0.42 on the date of grant, these shares represent $10,500 in services to be rendered by the consultant.

	Restricted Stock Shares	Weighted Average Value
Nonvested restricted stock at January 1, 2011	—	$—
Granted	1,020,000	0.19
Vested	(1,020,000)	0.19
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2011	—	$—
Granted	25,000	0.42
Vested	(25,000)	0.42
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2012	—	$—

Common Stock Purchase Warrants

For the year ended December 31, 2012 and 2011, there was no share-based compensation expense for common stock purchase warrants. As of December 31, 2012, there are no unvested common stock purchase warrants.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2011	4,595,000	$0.31	1.17
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised	(3,000,000)	0.29	—
Outstanding at December 31, 2011	1,595,000	0.37	0.56
Granted	—	—	—
Forfeited or expired	(220,000)	0.39	—
Exercised	(1,000,000)	0.39
Outstanding at December 31, 2012	375,000
Exercisable at December 31, 2012	375,000	$0.30	0.37
Intrinsic Value at December 31, 2012	$82,500

2008 Stock Incentive Plan

The 2008 Incentive Plan is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the 2008 Incentive Plan with those of the Company and the Company’s stockholders. The 2008 Incentive Plan provides that up to 8 million shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Incentive Plan. There are 6,680,000 shares available for future issuances under the 2008 Incentive Plan.

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

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees of the Company and its wholly-owned subsidiaries who have completed six months of service. The 401(k) Plan provides that the Company will match 50% of the participant salary deferrals up to 6% of a participant’s compensation for all participants. The Company contributed $18,519 and $10,658 during the years ended December 31, 2012 and December 31, 2011, respectively.

NOTE 11 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue to one major customer during the year ended December 31, 2012 represented 11.43% of the total net revenue for such period. Accounts receivable due from two customers at December 31, 2012 amounted to 54.04% of total accounts receivable at that date.

The Company has several contracts with government agencies, of which net revenue to one major customer during the year ended December 31, 2011 represented 23.22% of the total net revenue for such period. Accounts receivable due from three customers at December 31, 2011 amounted to 71.27 % of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all rugged IT products that it resold during the periods presented from a single distributor. Revenues from rugged IT products amounted to 53% and 43% of total revenues for the year ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, accounts payable due to this distributor amounted to 58% and 57% of total accounts payable, respectively.

NOTE 12 – INCOME TAXES

As of December 31, 2012, the Company has approximately $3.68 million of federal and state net operating loss carryforwards available to offset future taxable income, if any, through 2032. These net operating losses begin to expire in 2028. If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict the Company’s ability to utilize these loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could become limited in future years if ownership changes were to occur as defined in the Internal Revenue Code and similar state income tax provisions. The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states.  The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2009.

The Company’s deferred tax assets and liabilities are as follows for each of the periods presented:

	December 31,
	2012	2011

Net operating loss carry forwards	$1,452,000	$782,000
Property and Equipment	(514,000)	(404,000)
Allowance for uncollectable accounts	38,000	103,000
	976,000	481,000
Valuation allowance	(976,000)	(481,000)
Net deferred tax asset	$—	$—

The Company’s recorded income tax, net of the change in the valuation allowance for each of the periods presented, is as follows:

	Years Ended December 31,
	2012	2011
Current
Federal	$—	$—
State	—	—
	—	—

Deferred
Federal	(389,000)	332,000
State	(106,000)	121,000
	(495,000)	453,000
Change in valuation allowance	495,000	(453,000)
Income tax expense	$—	$—

Management has evaluated the recoverability of the deferred income tax assets and the level of the valuation allowance required with respect to such deferred income tax assets. After considering all available facts, the Company fully reserved for its deferred tax assets because management believes that it is more likely than not that their benefits will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfies the realization standard, the valuation allowance will be reduced accordingly.

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2012	2011
Expected statutory rate	(34.0)%	34.0%
State income tax rate, net of Federal benefit	(5.3)%	5.4%
Permanent differences
Other	0.2%	0.1%
	39.1%	39.5%
Valuation allowance	(39.1)%	(39.5)%
	—%	—%

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the SEC, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer who also serves as the principal accounting officer (“CEO”), to allow for timely decisions regarding required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain judgments and assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2012 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness described in Management’s Report on Internal Control Over Financial Reporting, which appears on the following page.

During the fourth quarter of 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2012.  Management’s report on the Company’s internal control over financial reporting is included on the following page.  The Company is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

Management’s Report on Internal Control Over Financial Reporting

Board of Directors
Brekford Corp.

Management of Brekford Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  This internal control system was designed to provide reasonable assurance to management and the Board of Directors as to the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

An internal control system, no matter how well designed, has inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements in the financial statements or the unauthorized use or disposition of the Company’s assets.  Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

Management has concluded that, as of December 31, 2012, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  The Company intends to address this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers.

Dated: March 8, 2013	By:	/s/ Chandra (C.B.) Brechin
Chandra (C.B.) Brechin Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Princial Accounting Officer)

ITEM 9B.  OTHER INFORMATION

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the following sections of Brekford Corp.’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (the “Proxy Statement”):

●	PROPOSAL 1 – ELECTION OF DIRECTORS;
●	QUALIFICATIONS OF DIRECTOR NOMINEES;
●	EXECUTIVE OFFICERS;
●	CORPORATE GOVERNANCE MATTERS; and
●	SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2012 with respect to Company’s equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	6,680,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	6,680,000

(1)
Note: In addition to stock options and stock appreciation rights the Company’s 2008 Incentive Plan permits the grant of stock awards, stock units, performance units and other stock-based awards.  As of December 31, 2012, the Company has granted 1,320,000 shares of restricted stock that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of Brekford Corp.’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE MATTERS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Proxy Statement entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM”.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

(a)(3) and (b)  Exhibits.

The exhibits filed or furnished with this annual report are listed on the Exhibit Index that follows the signatures to this annual report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brekford Corp.

Date: March 8, 2013	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer ,Treasurer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.B. Brechin	Chief Executive Officer, Chief Financial Officer, Treasurer and Director	March 8, 2013
Chandra (C.B.) Brechin

/s/ Scott Rutherford	President and Director	March 8, 2013
Scott Rutherford

/s/ Douglas DeLeaver	Director	March 8, 2013
Douglas DeLeaver

/s/ Jessie Lee, Jr.	Director	March 8, 2013
Jessie Lee, Jr.

/s/ ROBERT S WEST	Director	March 8, 2013
Robert S West

EXHIBIT INDEX

Exhibit Number	Description

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
4.1
Stock Purchase Agreement by and between Brekford International Corp. and Paul Harary and Paris McKenzie TBE (Subscriber) dated January 31, 2007 (previously filed as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference)

4.2
Warrant to Purchase Brekford International Corp. Common Stock in favor of Paul Harary and Paris McKenzie TBE (Warrant Holder) dated January 31, 2007 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.3
Form of Subscription Agreement to Purchase Units of Brekford International Corp. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.4
Form of Warrant to Purchase Brekford International Corp. Common Stock by and among Brekford International Corp. and the Unit purchasers signatory thereto (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.5
Form of Registration Rights Agreement, by and among Brekford International Corp. and the Unit purchasers signatory thereto (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.6
Form of Warrant issued to Sierra Equity Group, Ltd. Inc. with respect to the Company’s March 2007 private offering closed March 30, 2007 and its assigns (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.7
Form of Warrant issued to Sierra Equity Group, Ltd. Inc. under the Investment Banking Advisory Agreement dated December 18, 2006 and its assigns (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.8
4.9
Warrant issued to Trilogy Capital Partners, Inc., dated May 23, 2007 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

4.10
Form of Warrant issued to Birch Systems, LLC pursuant to the General Release and Settlement Agreement between the Company and Birch Systems, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

10.1
Lease Agreement by and between Brekford International Corp. and Greenbrier Point Partners, L.P. dated February 13, 2006 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.2
Contract by and between Pelican Mobile Computers, Inc. and the State of Maryland dated July 15, 2001 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.3
Lease Agreement by and between Brekford International Corp. and FRP Hillside LLC #3 dated May 16, 2007 (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.4
Letter from Panasonic Personal Computer Company confirming Pelican Mobile Computers, Inc. as the only Maryland based Company authorized to sell the fully ruggedized line of Panasonic Notebooks to Maryland State and Local government agencies dated February 8, 2006 (previously filed as an exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference)

10.5
Sublease Agreement by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

10.6
Stock Purchase Agreement, effective November 4, 2009, by and between the receiver of stockholder Legisi Marketing, Inc. and certain directors of Brekford International Corp., on behalf of the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.7
Form of Promissory Note, dated November 9, 2009, in favor of certain directors of Brekford International Corp. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.8
Form of First Amendment to Unsecured Promissory Note, dated April 30, 2010, between the Company and each member of the Company’s lender group (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference)

10.9
Landlord –Tenant Lease, by and between Peppermill, Properties, LLC and Brekford Corp., dated June 1, 2010 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010 and incorporated herein by reference)

10.10
Loan and Security Agreement dated November 4, 2010 by and between Brekford Corp. and Bank of America N.A. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.11
Form of Non-Qualified Option Agreement to Purchase Shares of Common Stock of Brekford International Corp. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.12	2008 Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A, filed on April 10, 2008)
10.13
Loan Agreement, dated as of June 28, 2012, between the Company and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2012)

10.14
Committed Line of Credit Note, dated as of June 28, 2012, issued by the Company to the order of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 8, 2012)

10.15
Subordination Agreement, dated as of June 28, 2012, by and among PNC Bank, National Association, the Company and C.B. Brechin (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on July 8, 2012)

10.16
Subordination Agreement, dated as of June 28, 2012, by and among PNC Bank, National Association, the Company and Scott Rutherford (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on July 8, 2012)

21	Subsidiaries of the Company (filed herewith)
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)