Form 10-Q
period 2013-03-31
Brekford Corp.
filed 2013-05-10
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,273,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) outstanding as of April 19, 2013.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$1,467,510	$1,415,252
Accounts receivable, net of allowance $48,536 and $95,976 at March 31, 2013 and December 31, 2012, respectively	3,771,002	4,236,018
Unbilled receivables	173,809	208,051
Prepaid expenses	62,437	61,278
Inventory	1,375,795	672,874
Total current assets	6,850,553	6,593,473
Property and equipment, net	2,468,972	2,477,642
Other non-current assets	278,951	274,998
TOTAL ASSETS	$9,598,476	$9,346,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,354,164	$4,093,356
Accrued payroll and related expenses	73,190	78,303
Line of credit	2,000,000	—
Income taxes payable	49,946	50,076
Deferred revenue	460,840	483,784
Customer deposits	112,551	71,199
Obligations under capital lease – current portion	593,113	583,976
Notes payable - stockholders	500,000	—
Obligations under notes payable auto – current portion	35,844	23,454
Deferred rent – current portion	45,013	41,975
Total current liabilities	6,224,661	5,426,123

LONG - TERM LIABILITIES
Notes payable – stockholders	—	500,000
Obligations under capital lease, net of current portion	640,685	813,945
Notes payable auto, net of current portion	102,571	49,468
Deferred rent, net of current portion	60,193	79,557
Total long-term liabilities	803,449	1,442,970
TOTAL LIABILITIES	7,028,110	6,869,093

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,273,569 issued and outstanding, at March 31, 2013 and 44,248,569 issued and outstanding at December 31, 2012	4,428	4,425
Additional paid-in capital	10,145,208	10,127,461
Treasury Stock, at cost 10,600 shares at March 31, 2013 and December 31, 2012	(5,890)	(5,890)
Accumulated deficit	(7,573,380)	(7,648,976)
TOTAL STOCKHOLDERS’ EQUITY	2,570,366	2,477,020
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,598,476	$9,346,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
 Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2013	2012

NET REVENUE	$4,394,839	$4,149,003

COST OF REVENUE	3,131,486	3,077,467

GROSS PROFIT	1,263,353	1,071,536

OPERATING EXPENSES
Salaries and related expenses	448,088	428,213
Selling, general and administrative expenses	702,464	482,694

TOTAL OPERATING EXPENSES	1,150,552	910,907

INCOME FROM OPERATIONS	112,801	160,629

OTHER INCOME (EXPENSE)
Interest expense	(37,361)	(38,170)
Interest income	159	851

TOTAL OTHER INCOME (EXPENSE)	(37,202)	(37,319)

NET INCOME	$75,599	$123,310

EARNINGS PER SHARE – BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,257,180	43,856,707
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	47,265,133	47,282,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
 Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$75,599	$123,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	329,533	130,918
Share based compensation	17,750	—
Deferred rent	(16,326)	(13,623)
Bad debt expense	64,160	41,821
Changes in operating assets and liabilities:
Accounts receivable	400,856	678,880
Unbilled Receivables	34,242	55,711
Prepaid expenses and other non-current assets	(5,113)	6,005
Inventory	(702,920)	164,774
Customer deposits	41,352	(17,824)
Accounts payable and accrued expenses	(1,739,193)	(193,577)
Accrued payroll and related expenses	(5,113)	(9,180)
Deferred revenue	(22,944)	11,545
Income tax payable	(130)	(20,500)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,528,247)	958,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(245,452)	(538,552)
NET CASH USED IN INVESTING ACTIVITIES	(245,452)	(538,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	2,000,000	(500,000)
Capital lease originations	—	500,000
Payments on notes payable - auto	(9,917)	(3,708)
Principal payments on capital lease obligations	(164,126)	(81,015)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,825,957	(84,723)

NET INCREASE IN CASH	52,258	334,985
CASH – Beginning of period	1,415,252	1,832,969
CASH – End of period	$1,467,510	$2,167,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$37,361	$38,170
Cash paid for income taxes	$130	$20,500
Property and equipment acquisitions	$320,862	$538,552
Cash paid for property and equipment acquisitions	(245,452)	(538,552)
Property and equipment acquisitions financed	$75,410	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2013
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

The Company’s practice of reserving for uncollectable citations is based on its best estimate of the amount of probable losses. This estimate accounts for an initial loss in expected receivables from the existing population of uncollected receivables. The Company calculates allowances based on the historical information from similar programs in the industry. Past due status is based on varying client business rules for the extension of time allotted for payment. For certain contracts the Company manages both the issuance of citations and the collection of unpaid fines. Calculating “outstanding” with respect to a normal collections timeline is not an exact science. To be conservative, the percentage of allowance is calculated from the first day of citation issuance. The Company reviews and evaluates their collections efforts and makes necessary adjustments to the allowance accounts and complete write-offs as deemed necessary on periodic basis.

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

Revenue Recognition

The Company recognizes revenue relating to its vehicle upfitting solutions when it meets all of the following criteria: (i) persuasive evidence of an arrangement exists; (ii) delivery or installation has been completed; (iii) the customer accepts and verifies receipt; and (iv) collectability is reasonably assured. The Company considers delivery to its customers to have occurred at the time in which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. Warranty claims were insignificant for three months ended March 31, 2013 and $10,000 for the three months ended March 31, 2012. The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for three months ended March 31, 2013 and 2012 amounted to $61,792 and $78,915, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. As of March 31, 2013, 10,600 shares of our Common Stock were held in treasury at an aggregate cost of $5,890.

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

Earnings per Share

Basic earnings per share are computed by dividing net income available to holders of our Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effect of potentially dilutive common shares outstanding during the period. See Note 10 for further information.

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

NOTE 3 – LINE OF CREDIT AND NOTES PAYABLE - AUTO

On July 12, 2012, the Company closed on an aggregate $3.5 million credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”) as lender consisting of $3.0 million in revolving loans (the "Revolving Facility") and $500,000 in a committed non-revolving line of credit loan for the purpose of financing up to 90% of the cost of certain equipment (the “Equipment Loan”). The terms and conditions of the Credit Facility are set forth in a Loan Agreement between the Company and PNC dated June 28, 2012 (the “Loan Agreement”), and the Revolving Facility is evidenced by a Committed Line of Credit Note issued by the Company to the order of PNC (the “Revolving Note”). As part of the financing transaction, each of C.B. Brechin and Scott Rutherford, who serve as directors of the Company and as Chief Executive Officer/Chief Financial Officer and as President of the Company, respectively, entered into a Subordination Agreement dated June 28, 2012 with PNC (each, a “Subordination Agreement”) pursuant to which they agreed that all indebtedness owed to them by the Company (the “Subordinated Debt”) is subordinate to the indebtedness owed to PNC by the Company. The Subordination Agreements permit the Company to make regular loan payments to Messrs. Brechin and Rutherford so long as the Company is not in default under its loan agreements with PNC. The terms of the Equipment Loan will be evidenced by a separate promissory note if the Company requests that loan. As of March 31, 2013, amounts outstanding under the line of credit were $2,000,000.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature beginning June 2013 through January 2018. The agreements require various monthly payments under the finance agreements. As of March 31, 2013 and 2012, financed assets of $154,740 and $39,520, respectively, net of accumulated amortization of $38,266 and $11,571 respectively, are included in property and equipment on the balance sheets.

NOTE 4 – NOTES PAYABLE – STOCKHOLDERS

The Company financed the repurchase of shares of Common Stock and warrants from the proceeds of convertible promissory notes issued on November 9, 2009 by the Company in favor of a lender group that included two directors of the Company, Messrs. C.B. Brechin and Scott Rutherford, in the respective principal amounts of $250,000 each (a “Promissory Note, and together, the “Promissory Notes”). Each Promissory Note bears interest at the rate of 12% per annum and at the time of execution was to be convertible into shares of Common Stock, at the option of each holder, at an original conversion price of $.07 per share. At the time of the execution of the Promissory Notes, the Company agreed to pay the unpaid principal balance of the Promissory Notes and all accrued but unpaid interest on the date that was the earlier of (i) two (2) years from the issue date of the notes, or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than Five Million Dollars ($5,000,000).

On April 1, 2010, the Company and each member of the lender group executed a First Amendment to the Unsecured Promissory Note.  Each Promissory Note was amended as follows:

●	To include any accrued but unpaid interest in the amount that may be converted at the election of the holder; and

●
To extend the Maturity Date to the date that is the earlier of (i) four (4) years from the issue date of the Promissory Note or (ii) ten (10) business days from the date of closing by the Company of any equity financing generating gross proceeds in the aggregate amount of not less than $5,000,000.

As of March 31, 2013 and December 31, 2012, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements mature in March 2015 and April 2015. The agreements require various monthly payments and are secured by the assets under lease. As of March 31, 2013 and 2012, capital lease assets of $1,470,759 and $1,306,179, respectively, net of accumulated amortization of $763,241 and $224,393, respectively, are included in property and equipment on the balance sheets.

Operating Leases

The Company records rent expense under a non-cancelable operating leases expiring January 2015. Rent expense under this lease amounted to $42,036 and $52,502 for the three months ended March 31, 2013 and 2012, respectively.

The Company leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating leases expiring June 2013. Rent expense under this lease amounted to $10,733 and $10,577 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue to one major customer during the three months ended March 31, 2013 represented 49% of the total net revenue for such three month period. Accounts receivable due from two customers at March 31, 2013 amounted to 74 % of total accounts receivable at that date.

For the quarter ended March 31, 2012, the Company had several contracts with government agencies, of which net revenue to three major customers represented 41% of the total net revenue for such three month period. Accounts receivable due from these three customers at March 31, 2012 amounted to 54% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented from the major distributors. Revenues from hardware products amounted to 50% and 52% of total revenues for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, accounts payable due to this distributor amounted to 51% and 68% of total accounts payable, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 7, 2010, the Company issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in shares of its outstanding Common Stock from time to time over a period of 12 months in open market transactions or in privately negotiated transactions at the Company's discretion. The stock repurchase program was subsequently extended for an additional 12 months until September 7, 2012. On September 28, 2012, the Company adopted a new stock repurchase program which permits the Company to repurchase the $363,280 in shares that remained available for repurchase under the old program, with the same terms and conditions except that the term of the new stock repurchase program is 24 months. No shares were repurchased during the first quarter of 2013.

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

Common Stock Purchase Warrants

For the three months ended March 31, 2013 and 2012, there was no share-based compensation expense for Common Stock Purchase Warrants. As of March 31, 2013, there are no unvested Common Stock Purchase Warrants.

A summary of warrant activity is as follows for three months ended March 31, 2013:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding and exercisable at January 1, 2013	375,000	$0.30	0.37
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised	—	—	—
Outstanding and exercisable at March 31, 2013	375,000	$0.30	0.17

Restricted Stock Grants

For the three months ended March 31, 2013, the Company granted an aggregate of 25,000 shares of restricted stock to a consultant as part of its service agreement. The weighted average value of the shares amounted to $0.71 per share based upon the closing price of shares of the Company’s Common Stock on the date of the grant. These shares were fully vested on the date of the grant. The Company recorded $17,750 in share-based compensation expense during the period ending March 31, 2013 related to restricted stock grants. For the three months ended March 31, 2012, the Company recorded $0, in share-based compensation expense related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value

Nonvested restricted stock at January 1, 2013	—	$—
Granted	25,000	0.71
Vested	(25,000)	0.71
Forfeited or expired	—	—
Nonvested restricted stock at March 31, 2013	—	$—

NOTE 9 – INVENTORY

As of March 31, 2013 and December 31, 2012, inventory consisted of the following:

	March 31, 2013	December 31, 2012
Raw Materials	$1,375,795	$672,874
Work in Process	—	—
Total Inventory	$1,375,795	$672,874

NOTE 10 – EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents such as stock-based awards and warrants. The following table provides information relating to the calculation of earnings per common share.

	Three Months Ended March 31,
	2013	2012
Basic earnings per share
Net Income	$75,599	$123,310
Weighted average common shares outstanding - basic	44,257,180	43,856,707
Basic earnings per share	$0.00	$0.00

Diluted earnings per share
Net Income	$75,599	$123,310
Weighted average common shares outstanding	44,257,180	43,856,707
Potential dilutive securities	3,007,953	3,425,690
Weighted average common shares outstanding – diluted	47,265,133	47,282,397
Diluted earnings per share	$0.00	$0.00

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. for the three months ended March 31, 2013 and 2012 and the financial condition of Brekford Corp. at March 31, 2013. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as Brekford Corp.’s audited financial statements for the year ended December 31, 2012 filed with its Annual Report on Form 10-K on March 8, 2013.

Unless the context clearly requires otherwise, the use of the terms “Brekford”, “the Company”, “we”, “us” and our” in this report are references to Brekford Corp.

Forward-Looking Statements

This Annual Report on Form 10-Q (“Quarterly Report”) may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions and their effects; industry competition, conditions, performance and consolidation; changes in applicable laws or regulations; changes in the budgets and/or public safety priorities of our customers; economic or operational repercussions from terrorist activities, war or other armed conflicts; the availability of debt and equity financing; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations.

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

Results of Operations

Results of Operations for the three Months Ended March 31, 2013 and 2012

The following tables summarize selected items from the consolidated statement of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

	Three Months Ended March 31,		(Decrease) / Increase
	2013	2012	$	%
Net Revenues	$4,394,839	$4,149,003	$245,836	5.92%

Cost of Revenues	3,131,486	3,077,467	54,019	1.76%

Gross Profit	$1,263,353	$1,071,536	$191,817	17.90%

Gross Profit Percentage of Revenue	28.75%	25.83%

Revenues

Revenues for the three months ended March 31, 2013 amounted to $4,394,839 as compared to revenues of $4,149,003 for the three months ended March 31, 2012, representing an increase of $245,836 or 5.92%. The change was due to an increase in revenue from automatic traffic enforcement program and vehicle upfitting services, offset by a decrease in sales of Rugged IT Products and electronic ticketing.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2013 amounted to $3,131,486 as compared to $3,077,467 for the three months ended March 31, 2012, an increase of $54,019 or 1.76%. The increase was primarily due to an increase in cost for automatic traffic enforcement program and vehicle upfitting services.

Gross Profit

Gross profit for the three months ended March 31, 2013 amounted to $1,263,353 as compared to $1,071,536 for the three months ended March 31, 2012, an increase of $191,817 or 17.90%. The increase was primarily due to higher profit margins from automated traffic products.

Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2013	2012	$	%
OPERATING EXPENSES
Salaries and related expenses	$448,088	$428,213	$19,875	4.64%
Selling, general and administrative expenses	702,464	482,694	219,770	45.53%
Total operating expenses	$1,150,552	$910,907	$239,645	26.31%

Salaries and Related Expenses

Salaries and related expenses for the three months ended March 31, 2013 amounted to $448,088 as compared to $428,213 for the three months ended March 31, 2012, an increase of $19,875 or 4.64%. This increase was due to additional personnel needed for automated traffic enforcement program, information technology and the related employee benefits for the employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 amounted to $702,464 as compared to $482,694 for the three months ended March 31, 2012, an increase of $219,770 or 45.53%. The increase was due to corporate development expenses, travel and related costs, corporate insurance and depreciation and amortization costs.

Net Income

Net income for the three months ended March 31, 2013 amounted to $75,599 as compared to $123,310 for the three months ended March 31, 2012, a decrease of $47,711 or 38.69%. The decrease was primarily due to an increase corporate development expenses, corporate insurance and equipment depreciation. We believe the operating expenses were necessary for the continued expansion of the Company’s business.

Financial Condition, Liquidity and Capital Resources

At March 31, 2013, we had total current assets of $6.9 million and current liabilities of $6.2 million resulting in a working capital surplus of $0.7 million. Inventory totaled $1.4 million at the quarter ended March 31, 2013 is primarily due to raw materials related to future product sales.

The Company reported net income of $75,599 for the three months ended March 31, 2013 and its accumulated deficit decreased to $7,573,380 at March 31, 2013. Cash flows used in operations for the three months ended March 31, 2013 were $1,528,247.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next 12 months and available from its $3,500,000 line of credit facility will be sufficient to sustain the business through at least March 31, 2014. While the Company has taken certain measures to conserve its capital and maintain its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results. The Company also cannot provide any assurance that unforeseen circumstances, such as the continuation, or further deterioration, of the current weak economy, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Although the Company has no specific indication that its business will be affected by the current weakened economic conditions or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The weakened economy could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances, then it may need to curtail certain of its operations. Although management believes the Company has access to adequate capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 discusses the most critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the three months ended March 31, 2013, and that no material changes therein have occurred.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer who also serves as the principal accounting officer (“CEO”), to allow for timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain judgments and assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2013 was carried out under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, management identified, through its annual evaluation as of December 31, 2012, a material weakness in the Company’s internal control over financial reporting, in that the Company does not employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business. Management has concluded that this material weakness likewise existed as of March 31, 2013. The Company intends to address this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness. The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended March 31, 2013 that are material to the Company or its assets.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period ended March 31, 2013, the Company issued an aggregate of 25,000 shares of restricted Common Stock to a consultant as equity compensation for future services to be rendered to the Company. Based on a per share price of $0.71 on the date of grant, these shares represent $17,750 in services to be rendered by the consultant. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering. Accordingly, the shares may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements.

Issuer Repurchases of Equity Securities

Neither the Company nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of the Company’s Common Stock during the quarter ended March 31, 2013.

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

Brekford Corp.

Date: May 10, 2013	By:	/s/ C.B. Brechin
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