Form 10-Q
period 2013-06-30
Brekford Corp.
filed 2013-08-02
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,273,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of July 19, 2013.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$1,450,474	$1,415,252
Accounts receivable, net of allowance $62,131 and $95,976 at June 30, 2013 and December 31, 2012, respectively	4,543,106	4,236,018
Unbilled receivables	412,491	208,051
Prepaid expenses	40,910	61,278
Inventory	694,836	672,874
Total current assets	7,141,817	6,593,473
Property and equipment, net	2,185,643	2,477,642
Other non-current assets	285,951	274,998
TOTAL ASSETS	$9,613,411	$9,346,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,112,392	$4,093,356
Accrued payroll and related expenses	108,692	78,303
Line of credit	2,500,000	—
Income taxes payable	49,946	50,076
Deferred revenue	831,771	483,784
Customer deposits	110,399	71,199
Obligations under capital lease – current portion	601,111	583,976
Notes payable - stockholders	500,000	—
Obligations under notes payable auto – current portion	34,787	23,454
Deferred rent – current portion	46,564	41,975
Total current liabilities	6,895,662	5,426,123

LONG - TERM LIABILITIES
Notes payable – stockholders	—	500,000
Obligations under capital lease, net of current portion	487,375	813,945
Notes payable auto, net of current portion	93,760	49,468
Deferred rent, net of current portion	42,316	79,557
Total long-term liabilities	623,451	1,442,970
TOTAL LIABILITIES	7,519,113	6,869,093

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,273,569 issued and outstanding, at June 30, 2013 and 44,248,569 issued and outstanding at December 31, 2012	4,428	4,425
Additional paid-in capital	10,145,208	10,127,461
Treasury Stock, at cost 10,600 shares at June 30, 2013 and December 31, 2012	(5,890)	(5,890)
Accumulated deficit	(8,049,448)	(7,648,976)
TOTAL STOCKHOLDERS’ EQUITY	2,094,298	2,477,020
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,613,411	$9,346,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NET REVENUE	$3,667,598	$4,087,360	$8,062,437	$8,236,363

COST OF REVENUE	3,002,452	3,003,911	6,133,937	6,081,378

GROSS PROFIT	665,146	1,083,449	1,928,500	2,154,985

OPERATING EXPENSES
Salaries and related expenses	457,197	355,116	905,285	783,329
Selling, general and administrative expenses	635,851	564,776	1,338,315	1,047,470

TOTAL OPERATING EXPENSES	1,093,048	919,892	2,243,600	1,830,799

(LOSS) INCOME FROM OPERATIONS	(427,902)	163,557	(315,100)	324,186

OTHER (EXPENSE) INCOME
Interest expense	(48,181)	(38,793)	(85,543)	(76,963)
Interest income	15	1,771	174	2,622
Other expense	—	—	—	—

TOTAL OTHER INCOME (EXPENSE)	(48,166)	(37,022)	(85,369)	(74,341)

NET (LOSS) INCOME	$(476,068)	$126,535	$(400,469)	$249,845

(LOSS) EARNINGS PER SHARE – BASIC AND DILUTED	$(0.01)	$0.00	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,273,569	44,194,469	44,265,420	44,025,588
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,273,569	47,132,833	44,265,420	47,194,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(400,469)	$249,845
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	651,498	299,800
Share based compensation	17,750	—
Deferred rent	(32,652)	(27,246)
Bad debt expense	124,195	88,675
Changes in operating assets and liabilities:
Accounts receivables	(431,282)	(76,541)
Unbilled Receivables	(204,440)	(142,425)
Prepaid expenses and other non-current assets	9,415	424,098
Inventory	(21,962)	(20,389)
Customer deposits	39,199	56,430
Accounts payable and accrued expenses	(1,980,964)	806,920
Accrued payroll and related expenses	30,390	4,796
Income tax payable	(130)	(20,500)
Deferred revenue	347,987	92,221
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,851,465)	1,735,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(284,088)	(1,182,331)
NET CASH USED IN INVESTING ACTIVITIES	(284,088)	(1,182,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	2,500,000	(500,000)
Capital lease originations	—	1,000,000
Payments on notes payable - auto	(19,786)	(9,962)
Principal payments on capital lease obligations	(309,439)	(98,539)
Purchase of treasury stock	—	(5,890)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,170,775	385,609

NET INCREASE IN CASH	35,222	938,962

CASH – Beginning of period	1,415,252	1,832,969

CASH – End of period	$1,450,474	$2,771,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$85,543	$76,963
Cash paid for income taxes	$130	$20,500
Purchase of property and equipment	$359,498	$1,248,837
Cash paid	(284,088)	(1,182,331)
Amount financed	$75,410	$66,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2013

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

The Company’s practice of reserving for uncollectable citations generated through its photo enforcement solutions is based on its best estimate of the amount of probable losses. This estimate accounts for an initial loss in expected receivables from the existing population of uncollected receivables. The Company calculates allowances based on the historical information from similar programs in the industry.  Past due status is based on varying client business rules for the extension of time allotted for payment. For certain contracts, the Company manages both the issuance of citations and the collection of unpaid fines. Calculating “outstanding” with respect to a normal collections timeline is not an exact science. To be conservative, the percentage of allowance is calculated from the first day of citation issuance. The Company reviews and evaluates their collections efforts and makes necessary adjustments to the allowance accounts and complete write-offs as deemed necessary on periodic basis.

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

Revenue Recognition

The Company recognizes revenue relating to its vehicle upfitting solutions when it meets all of the following criteria:  (i) persuasive evidence of an arrangement exists; (ii) delivery or installation has been completed; (iii) the customer accepts and verifies receipt; and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time at which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for six months ended June 30, 2013 and $16,472 for the six months ended June 31, 2012.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranties service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for six months ended June 30, 2013 and 2012 amounted to $145,656 and $163,369, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of June 30, 2013, 10,600 shares of Brekford Corp.’s common stock were held in treasury at an aggregate cost of $5,890.

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

(Loss) Earnings per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.  There is no dilutive effect on the loss per share during loss periods. See Note 10 for the calculation of basic and diluted (loss) earnings per share.

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

NOTE 3 – LINE OF CREDIT AND NOTES PAYABLE - AUTO

On July 12, 2012, the Company closed on an aggregate $3.5 million credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”) as lender consisting of $3.0 million in revolving loans (the "Revolving Facility") and $500,000 in a committed non-revolving line of credit loan for the purpose of financing up to 90% of the cost of certain equipment (the “Equipment Loan”). The terms and conditions of the Credit Facility are set forth in a Loan Agreement between the Company and PNC dated June 28, 2012 (the “Loan Agreement”), and the Revolving Facility is evidenced by a Committed Line of Credit Note issued by the Company to the order of PNC (the “Revolving Note”). As part of the financing transaction, each of C.B. Brechin and Scott Rutherford, who serve as directors of the Company and as Chief Executive Officer/Chief Financial Officer and as President of the Company, respectively, entered into a Subordination Agreement dated June 28, 2012 with PNC (each, a “Subordination Agreement”) pursuant to which they agreed that all indebtedness owed to them by the Company (the “Subordinated Debt”) is subordinate to the indebtedness owed to PNC by the Company.  The Subordination Agreements permit the Company to make regular loan payments to Messrs. Brechin and Rutherford so long as the Company is not in default under its loan agreements with PNC.  The terms of the Equipment Loan will be evidenced by a separate promissory note if the Company requests that loan.  The loan agreement was amended on July 18, 2013 to extend the loan’s maturity date to September 28, 2013. As of June 30, 2013, amounts outstanding under the line of credit were $2,500,000.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature beginning September 2014 through January 2018. The agreements require various monthly payments under the finance agreements. As of June 30, 2013 and 2012, financed assets of $136,256 and $100,645, respectively, net of accumulated amortization of $32,707 and $16,320, respectively, are included in property and equipment on the balance sheets.

NOTE 4 – NOTES PAYABLE – STOCKHOLDERS

Brekford Corp. financed the repurchase of shares of its common stock and warrants from the proceeds of convertible promissory notes that were issued by Brekford Corp. on November 9, 2009 in favor of a lender group that included two directors of Brekford Corp., Messrs. C.B. Brechin and Scott Rutherford, in the principal amounts of $250,000 each (a “Promissory Note, and together, the “Promissory Notes”). Each Promissory Note bears interest at the rate of 12% per annum and at the time of execution was to be convertible into shares of Common Stock, at the option of each holder, at an original conversion price of $.07 per share. At the time of the execution of the Promissory Notes, Brekford Corp. agreed to pay the unpaid principal balance of the Promissory Notes and all accrued but unpaid interest on the date that was the earlier of (i) two years from the issue date of the notes, or (ii) ten business days from the date on which Brekford Corp. closes any equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On April 1, 2010, Brekford Corp. and each member of the lender group executed a First Amendment to the Unsecured Promissory Note.   Each Promissory Note was amended as follows:

●	To include any accrued but unpaid interest in the amount that may be converted at the election of the holder; and

●
To extend the maturity date of the Promissory Notes to the date that is the earlier of (i) four years from the issue date of the Promissory Note or (ii) ten business days from the date on which Brekford Corp. closes any equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

As of June 30, 2013 and December 31, 2012, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements mature in March 2015 and April 2015. The agreements require various monthly payments and are secured by the assets under lease. As of June 30, 2013 and 2012, capital lease assets of $1,293,074 and $1,710,913, respectively, net of accumulated amortization of $940,927 and $319,659, respectively, are included in property and equipment on the balance sheets.

Operating Leases

The Company records rent expense under a non-cancelable operating lease that expires on January 2015. Rent expense under this lease amounted to $82,573 and $93,214 for the six months ended June 30, 2013 and 2012, respectively.

The Company leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating leases expiring June 2013. Rent expense under this lease amounted to $21,466 and $21,155 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from two major customers during the six months ended June 30, 2013 represented 41% of the total net revenue for such six-month period. Accounts receivable due from two customers at June 30, 2013 amounted to 64% of total accounts receivable at that date.

For the quarter ended June 30, 2012, the Company had several contracts with government agencies, of which net revenue from two major customers represented 23% of the total net revenue for such six month period. Accounts receivable due from these three customers at June 30, 2012 amounted to 61% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented covered by these financial statements from the major distributors. Revenues from hardware products amounted to 43% and 64% of total revenues for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, accounts payable due to this distributor amounted to 34% and 75% of total accounts payable, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 7, 2010, the Company issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in shares of its outstanding Common Stock from time to time over a period of 12 months in open market transactions or in privately negotiated transactions at the Company's discretion.  The stock repurchase program was subsequently extended for an additional 12 months until September 7, 2012.  On September 28, 2012, the Company adopted a new stock repurchase program which permits the Company to repurchase the $363,280 in shares that remained available for repurchase under the old program, with the same terms and conditions except that the term of the new stock repurchase program is 24 months. No shares were repurchased during the six months ended June 30, 2013.

NOTE 8 – SHARE-BASED COMPENSATION

Brekford Corp. has issued restricted stock and warrants to purchase shares of common stock (“Common Stock Purchase Warrants”) and has granted non-qualified stock options to certain employees and non-employees at the discretion of the board of directors. On April 25, 2008, Brekford Corp.’s shareholders approved the 2008 Stock Incentive Plan (the “Plan”). To date, there have been no stock option grants under the Plan. All stock options granted to employees were granted under previous arrangements, have exercise prices that are less or equal to the fair value of the underlying common stock at the date of grant and have terms of ten years.

Common Stock Purchase Warrants

For the six months ended June 30, 2013 and 2012, there was no share-based compensation expense for Common Stock Purchase Warrants. As of June 30, 2013, there are no unvested Common Stock Purchase Warrants.

A summary of warrant activity is as follows for six months ended June 30, 2013:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding and exercisable at January 1, 2013	375,000	$0.30	0.37
Granted	—	—	—
Forfeited or expired	(375,000)	0.30	—
Exercised	—	—	—
Outstanding and exercisable at June 30, 2013	—	$—	—

Restricted Stock Grants

For the six months ended June 30, 2013, Brekford Corp. granted an aggregate of 25,000 shares of restricted common stock to a consultant as part of its service agreement. The weighted average value of the shares amounted to $0.71 per share based upon the closing price of shares of Brekford Corp.’s common stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $17,750 in share-based compensation expense during the period ending June 30, 2013 related to restricted stock grants. For the six months ended June 30, 2012, the Company recorded $0 in share-based compensation expense related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value

Nonvested restricted stock at January 1, 2013	—	$—
Granted	25,000	0.71
Vested	(25,000)	0.71
Forfeited or expired	—	—
Nonvested restricted stock at June 30, 2013	—	$—

NOTE 9 – INVENTORY

As of June 30, 2013 and December 31, 2012, inventory consisted of the following:

	June 30, 2013	December 31, 2012
Raw Materials	$640,591	$672,874
Work in Process	54,245	—
Total Inventory	$694,836	$672,874

NOTE 10 – (LOSS) EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Basic (loss) earnings per share :
Net (loss) income	$(476,068)	$126,535	$(400,469)	$249,845
Weighted average common shares outstanding	44,273,569	44,194,469	44,265,420	44,025,588
Basic earnings per share	$(0.01)	$0.00	$(0.01)	$0.01

Diluted (loss) earnings per share :
Net (loss) income	$(476,068)	$126,535	$(400,469)	$249,845
Weighted average common shares outstanding	44,273,569	44,194,469	44,265,420	44,025,588
Potential dilutive securities	—	2,938,364	—	3,169,050
Weighted average common shares outstanding – diluted	44,273,569	47,132,833	44,265,420	47,194,638
Diluted earnings per share	$(0.01)	$0.00	$(0.01)	$0.01

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. for the three and six months ended June 30, 2013 and 2012 and the financial condition of Brekford Corp. at June 30, 2013. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as Brekford Corp.’s audited financial statements for the year ended December 31, 2012 filed with its Annual Report on Form 10-K on March 8, 2013.

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

Automatic Traffic Safety Enforcement - Photo Speed & Red light Enforcement

Automatic traffic enforcement systems are one of a wide range of measures that are effective at reducing vehicle speeds and crashes. The automated speed enforcement (“ASE”) system is an enforcement technique with one or more motor vehicle sensors producing recorded images of motor vehicles traveling at speeds above a defined threshold. Images captured by the ASE system are processed and reviewed in an office environment and violation notices are mailed to the registered owner of the identified vehicle. ASE, if used, is one technology available to law enforcement as a supplement and not a replacement for traditional enforcement operations. Evaluations of ASE, both internationally and in the United States have identified some advantages over traditional speed enforcement methods.  These include:

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

We distinguish ourselves by truly being a “one-stop shop” for vehicle upfitting, cutting edge technology, and installation services.  Unlike our competitors, we provide customers with one place to purchase law enforcement vehicles that are not only upfitted with the traditional lights and sirens but also with rugged IT hardware and communications equipment.  Our 360-degree engineered bumper-to-bumper vehicle solution, our commitment to top quality, fast, reliable service, along with our streamlined purchasing process is why we believe Brekford is the best all-around vehicle and automated traffic enforcement technology solutions provider

Results of Operations

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following tables summarize and compare selected items from the statements of operations for the six months ended June 30, 2013 and the six months ended June 30, 2012.

	Six Months Ended June 30,		(Decrease) / Increase
	2013	2012	$	%
Net Revenues	$8,062,437	$8,236,363	$(173,926)	(2.11)%

Cost of Revenues	6,133,937	6,081,378	52,559	0.86%

Gross Profit	$1,928,500	$2,154,985	$(226,485)	(10.51)%

Gross Profit Percentage of Revenue	23.92%	26.16%

Revenues

Revenues for the six months ended June 30, 2013 amounted to $8,062,437 as compared to revenues of $8,236,363 for the six months ended June 30, 2012, representing a decrease of $173,926 or 2.11%.   The decrease in revenues for the first six months of 2013 when compared to the same period of last year was primarily due to decrease in sales for rugged IT products.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2013 amounted to $6,133,937 as compared to $6,081,378 for the six months ended June 30, 2012, an increase of $52,559 or 0.86%, primarily due to increases in the costs of our automated traffic enforcement program and vehicle upfitting services.

 Gross Profit

Gross profit for the six months ended June 30, 2013 amounted to $1,928,500 as compared to $2,154,985 for the six months ended June 30, 2012, a decrease of $226,485 or 10.51%, primarily due to lower profit margins from rugged IT products and vehicle upfitting services.

Expenses

	Six Months Ended June 30,		Increase / (Decrease)
	2013	2012	$	%
OPERATING EXPENSES
Salaries and related expenses	$905,285	$783,329	$121,956	15.57%
Selling, general and administrative expenses	1,338,315	1,047,470	290,845	27.77%
Total operating expenses	$2,243,600	$1,830,799	$412,801	22.55%

Salaries and Related Expenses

Salaries and related expenses for the six months ended June 30, 2013 amount to $905,285 as compared to $783,329 for the six months ended June 30, 2012, an increase of $121,956 or 15.57%, due to an increase in staff for the automated traffic enforcement program and information technology since June 30, 2012 and an increase in the related benefit programs for the employees resulting from the temporary suspension by our largest customer of its automated traffic enforcement program in April 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 amounted to $1,338,315 as compared to $1,047,470 for the six months ended June 30, 2012, an increase of $290,845 or 27.77%. The increase was due to corporate development expense, and increased depreciation and amortization costs when compared to the same period of 2012.

Net (Loss) Income

Net loss for the six months ended June 30, 2013 amounted to $400,469 compared to net income of $249,845 for the six months ended June 30, 2012, a decrease of $650,314 or 260.29%. The decrease was due to increased expenses related to salaries and related benefit programs, resulting from the temporary suspension by our largest customer of its automated traffic enforcement program in April 2013. No timetable has been established for when this program will be restarted, but the Company is working with its customer to address the clerical issues that led to the suspension. There were additional expenses related to corporate development and equipment depreciation and amortization when compared to the same period of 2012 which contributed to the loss.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following tables summarize and compare selected items from the statement of operations for the three months ended June 30, 2013 and the three months ended June 30, 2012.

	Three Months Ended June 30,		(Decrease) / Increase
	2013	2012	$	%
Net Revenues	$3,667,598	$4,087,360	$(419,762)	(10.27)%

Cost of Revenues	3,002,452	3,003,911	(1,459)	(0.05)%

Gross Profit	$665,146	$1,083,449	$(418,303)	(38.61)%

Gross Profit Percentage of Revenue	18.14%	26.51%

Revenues

Revenues for the three months ended June 30, 2013 amounted to $3,667,598 as compared to revenues of $4,087,360 for the three months ended June 30, 2012, representing a decrease of $419,762 or 10.27%. The decrease in revenues for the first six months of 2013 when compared to the same period of last year was primarily due to decrease in sales for rugged IT products.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2013 amounted to $3,002,452 as compared to $3,003,911 for the three months ended June 30, 2012, a decrease of $1,459 or 0.05%.

Gross profit for the three months ended June 30, 2013 amounted to $665,146 as compared to $1,083,449 for the three months ended June 30, 2012, a decrease of $418,303 or 38.61%, primarily due to lower profit margins from rugged IT products and vehicle upfitting services.

Expenses

	Three Months Ended June 30,		Increase / (Decrease)
	2013	2012	$	%
OPERATING EXPENSES
Salaries and related expenses	$457,197	$355,116	$102,081	28.75%
Selling, general and administrative expenses	635,851	564,776	71,075	12.58%
Total operating expenses	$1,093,048	$919,893	$173,155	18.82%

Salaries and Related Expenses

Salaries and related expenses for the three months ended June 30, 2013 amounted to $457,197 as compared to $355,116 for the three months ended June 30, 2012, an increase of $102,081 or 28.75%, due to an increase in staff for the automated traffic enforcement program and information technology since June 30, 2012 and an increase in the related benefit programs for the employees resulting from the temporary suspension by our largest customer of its automated traffic enforcement program in April 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 amounted to $635,851 as compared to $564,776 for the three months ended June 30, 2012, an increase of $71,075 or 12.58%. The increase was due to increases in corporate development expense, depreciation and amortization costs when compared to the same period of 2012.

Net (Loss) Income

Net loss for the three months ended June 30, 2013 amounted to $476,068 compared to net income of $126,535 for the three months ended June 30, 2012, a decrease of $602,603 or 476.23%. The decrease was due to increased expenses related to salaries and related benefit programs, resulting from the temporary suspension by our largest customer of its automated traffic enforcement program in April 2013. No timetable has been established for when this program will be restarted, but the Company is working with its customer to address the clerical issues that led to the suspension. There were additional expenses related to corporate development and equipment depreciation and amortization when compared to the same period of 2012 which contributed to the loss.

Financial Condition, Liquidity and Capital Resources

At June 30, 2013, we had total current assets of $7.1 million and current liabilities of $6.9 million resulting in a working capital surplus of $0.2 million. Inventory totaled $0.69 million as of June 30, 2013 and primarily consisted of raw materials related to future product sales.

The Company reported a net loss of $400,469 for the six months ended June 30, 2013 and its accumulated deficit increased to $8,049,448 at June 30, 2013. Cash flows used in operations for the six months ended June 30, 2013 were $1,851,465.

Management believes that the Company’s current level of working capital combined with funds that it expects to generate in its operations during the next 12 months and available from its $3,500,000 line of credit facility will be sufficient to sustain the business through at least June 30, 2014.  While the Company has taken certain measures to conserve its capital and maintain its liquidity as it continues the effort to pursue its business initiatives, there can be no assurance that the Company will be successful in its efforts to expand its operations or that the expansion of its operations will improve its operating results.  The Company also cannot provide any assurance that unforeseen circumstances, such as the continuation, or further deterioration, of the current weak economy, will not have a material adverse effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available.  Although the Company has no specific indication that its business will be affected by the current weakened economic conditions or at a level beyond management’s ability to manage this risk, this matter is an uncertainty that is under continuous review by management. The weakened economy could also have an effect on the Company’s ability to obtain external funding if needed. If the Company encounters unforeseen circumstances, then it may need to curtail certain of its operations. Although management believes the Company has access to adequate capital resources, it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all.

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

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 discusses the most critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the six months ended June 30, 2013, and that no material changes therein have occurred.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2013 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, management identified, through its annual evaluation as of December 31, 2012, a material weakness in the Company’s internal control over financial reporting, in that the Company does not employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  Management has concluded that this material weakness likewise existed as of June 30, 2013.  The Company intends to address this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended June 30, 2013 that are material to the Company or its assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period ended June 30, 2013, Brekford Corp. issued an aggregate of 25,000 shares of restricted common stock to a consultant as equity compensation for services to be rendered to Brekford Corp..  Based on a per share price of $0.71 on the date of grant, these shares represent $17,750 in services to be rendered by the consultant.  The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering.  Accordingly, the shares may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements.

Issuer Repurchases of Equity Securities

Neither the Company nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of the Company’s common stock during the quarter ended June 30, 2013.

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

Brekford Corp.

Date: August 2, 2013	By:	/s/ C.B. Brechin
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