Form 10-Q
period 2013-09-30
Brekford Corp.
filed 2013-11-18
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,273,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of October 21, 2013.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$2,167,701	$1,415,252
Accounts receivable, net of allowance $36,653 and $95,976 at September 30, 2013 and December 31, 2012, respectively	3,504,906	4,236,018
Unbilled receivables	176,359	208,051
Prepaid expenses	44,623	61,278
Inventory	656,565	672,874
Total current assets	6,550,154	6,593,473
Property and equipment, net	1,894,383	2,477,642
Other non-current assets	353,382	274,998
TOTAL ASSETS	$8,797,919	$9,346,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,220,253	$4,093,356
Accrued payroll and related expenses	83,596	78,303
Line of credit	2,500,000	—
Income taxes payable	49,922	50,076
Deferred revenue	744,541	483,784
Customer deposits	37,882	71,199
Obligations under capital lease – current portion	605,335	583,976
Notes payable - stockholders	500,000	—
Obligations under notes payable auto – current portion	34,282	23,454
Deferred rent – current portion	46,564	41,975
Total current liabilities	6,822,375	5,426,123

LONG - TERM LIABILITIES
Notes payable – stockholders	—	500,000
Obligations under capital lease, net of current portion	335,984	813,945
Notes payable auto, net of current portion	85,664	49,468
Deferred rent, net of current portion	27,657	79,557
Total long-term liabilities	449,305	1,442,970
TOTAL LIABILITIES	7,271,680	6,869,093

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,273,569 issued and outstanding, at September 30, 2013 and 44,248,569 issued and outstanding at December 31, 2012	4,428	4,425
Additional paid-in capital	10,145,208	10,127,461
Treasury Stock, at cost 10,600 shares at September 30, 2013 and December 31, 2012	(5,890)	(5,890)
Accumulated deficit	(8,617,507)	(7,648,976)
TOTAL STOCKHOLDERS’ EQUITY	1,526,239	2,477,020
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,797,919	$9,346,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
 Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET REVENUE	$3,697,372	$3,933,528	$11,759,809	$12,169,891

COST OF REVENUE	3,018,873	3,147,527	9,152,810	9,228,905

GROSS PROFIT	678,499	786,001	2,606,999	2,940,986

OPERATING EXPENSES
Salaries and related expenses	513,474	375,864	1,418,759	1,159,193
Selling, general and administrative expenses	683,899	425,415	2,022,214	1,472,885

TOTAL OPERATING EXPENSES	1,197,373	801,279	3,440,973	2,632,078

(LOSS) INCOME FROM OPERATIONS	(518,874)	(15,278)	(833,974)	308,908

OTHER (EXPENSE) INCOME
Interest expense	(49,618)	(37,176)	(135,160)	(114,139)
Interest income	—	1,506	174	4,126
TOTAL OTHER INCOME (EXPENSE)	(49,618)	(35,670)	(134,986)	(110,013)

NET (LOSS) INCOME	$(568,492)	$(50,948)	$(968,960)	$198,895

(LOSS) EARNINGS PER SHARE – BASIC AND DILUTED	$(0.01)	$0.00	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,273,569	44,223,023	44,268,166	44,091,880
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,273,569	44,223,023	44,268,166	47,075,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
 Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(968,960)	$198,895
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	963,462	512,405
Share based compensation	17,750	10,500
Deferred rent	(47,312)	(40,869)
Bad debt expense	232,315	68,775
Changes in operating assets and liabilities:
Accounts receivables	498,799	825,631
Unbilled Receivables	31,692	(521,642)
Prepaid expenses and other non-current assets	(61,729)	374,726
Inventory	16,740	(114,987)
Customer deposits	(33,317)	97,226
Accounts payable and accrued expenses	(1,873,103)	216,538
Accrued payroll and related expenses	5,293	(15,122)
Income tax payable	(154)	(21,296)
Deferred revenue	260,757	76,360
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(957,767)	1,667,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(304,792)	(1,556,357)
NET CASH USED IN INVESTING ACTIVITIES	(304,792)	(1,556,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	2,500,000	(500,000)
Capital lease originations	—	1,000,000
Payments on notes payable - auto	(28,386)	(17,295)
Principal payments on capital lease obligations	(456,606)	(238,828)
Purchase of treasury stock	—	(5,890)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,015,008	237,987

NET INCREASE IN CASH	752,449	348,770

CASH – Beginning of period	1,415,252	1,832,969

CASH – End of period	2,167,701	$2,181,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$137,627	$114,139
Cash paid for income taxes	$154	$21,296
Purchase of property and equipment	$380,202	$1,622,863
Amount financed	(75,410)	(65,506)
Cash paid for property and equipment	$304,792	$1,556,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013

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

As used in these notes, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us” refer to Brekford Corp. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

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

The Company’s practice of reserving for uncollectable citations generated through its photo enforcement solutions is based on its best estimate of the amount of probable losses. This estimate accounts for an initial loss in expected receivables from the existing population of uncollected receivables. The Company calculates allowances based on its experience with collecting citations. Past due status is based on varying client business rules for the extension of time allotted for payment. For certain contracts, the Company manages both the issuance of citations and the collection of unpaid fines. To be conservative, the percentage of allowance is calculated from the first day of citation issuance. The Company reviews and evaluates their collections efforts and makes necessary adjustments to the allowance accounts and complete write-offs as deemed necessary.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation. Warranty claims were $2,127 for the nine months ended September 30, 2013 and $23,448 for the nine months ended September 30, 2012. The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. Effective January 2011, the Company offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the nine-month periods ended September 30, 2013 and 2012 amounted to $263,757 and $251,416, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. As of September 30, 2013, 10,600 shares of Brekford Corp.’s common stock were held in treasury at an aggregate cost of $5,890.

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

NOTE 3 – LINE OF CREDIT AND NOTES PAYABLE - AUTO

On July 12, 2012, the Company closed on an aggregate $3.5 million credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”) as lender consisting of $3.0 million in revolving loans (the "Revolving Facility") and $500,000 in a committed non-revolving line of credit loan for the purpose of financing up to 90% of the cost of certain equipment (the “Equipment Loan”). The terms and conditions of the Credit Facility were set forth in a Loan Agreement between the Company and PNC dated June 28, 2012 (the “Loan Agreement”), and the Revolving Facility is evidenced by a Committed Line of Credit Note issued by the Company to the order of PNC (the “Revolving Note”). As part of the financing transaction, each of C.B. Brechin and Scott Rutherford, who serve as directors of the Company and as Chief Executive Officer/Chief Financial Officer and as President of the Company, respectively, entered into a Subordination Agreement dated June 28, 2012 with PNC (each, a “Subordination Agreement”) pursuant to which they agreed that all indebtedness owed to them by the Company (the “Subordinated Debt”) is subordinate to the indebtedness owed to PNC by the Company. The Subordination Agreements permit the Company to make regular loan payments to Messrs. Brechin and Rutherford so long as the Company is not in default under its loan agreements with PNC. The terms of the Equipment Loan will be evidenced by a separate promissory note if the Company requests that loan. The loan agreement was amended on July 18, 2013 to extend the loan’s maturity date to September 28, 2013. On September 27, 2013, the Company executed a Second Amendment to Loan Documents, effective as of September 28, 2013 (the “Modification Agreement”), to extend the maturity date of the Credit Facility to March 31, 2014. The Modification Agreement also amended the Credit Facility as follows: (i) the Company is now required to submit financial statements to PNC on a monthly basis rather than on a quarterly basis; (ii) the maximum ratio of total indebtedness (excluding Subordinated Debt) to EBITDA that the Company may maintain, to be tested on a quarterly basis, was increased to 3.5 to 1.0 (from 3.0 to 1.0); and (iii) the minimum rolling four-quarter Debt Service Coverage Ratio that the Company is required to maintain as of the end of each fiscal quarter was reduced to 1.0 to 1.0 (from 1.30 to 1.00). In connection with the Modification Agreement, the Company and PNC also executed a Borrowing Base Rider, effective September 28, 2013, which limits the aggregate principal amount of indebtedness that may be outstanding under the Credit Facility at any one time to a Borrowing Base and conditions the Company’s request for an advance under the Credit Facility on the Company’s submission of a Borrowing Base Certificate to the Bank on or before the 15th day of each month. As defined in the Borrowing Base Rider, the “Borrowing Base” is defined as the lesser of (i) $3.0 million and (ii) the sum of (a) 80% of Qualified Accounts (as defined in the Borrowing Base Rider) and (b) 50% of Qualified Inventory (as defined in the Borrowing Base Rider), provided, however, that the total amount of advances allocable to Qualified Inventory may not exceed $500,000. In the event that the outstanding principal amount of indebtedness under the Credit Facility exceeds the Borrowing Base, the Company must immediately repay the amount of such excess.

As of September 30, 2013, amounts outstanding under the line of credit were $2,500,000.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature beginning September 2014 through January 2018. The agreements require various monthly payments under the finance agreements. As of September 30, 2013 and 2012, financed assets of $127,088 and $94,797, respectively, net of accumulated amortization of $41,876 and $22,799, respectively, are included in property and equipment on the balance sheets.

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

On November 8, 2013, Brekford Corp. and each member of the lender group executed an agreement to extend the maturity date of the Promissory Notes to the earlier of (i) November 9, 2014 or (ii) ten business days from the date on which Brekford Corp. closes any equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

As of September 30, 2013 and December 31, 2012, the aggregate amount outstanding under the Promissory Notes totaled $500,000.

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements mature in March 2015 and April 2015. The agreements require various monthly payments and are secured by the assets under lease. As of September 30, 2013 and 2012, the Company had capital lease assets of $1,112,741 and $1,835,683, respectively, net of accumulated amortization of $1,121,259 and $454,889, respectively. These amounts are included in property and equipment on the balance sheets.

Operating Leases

The Company records rent expense under a non-cancelable operating lease that expires on January 2015. Rent expense under this lease amounted to $138,410 and $146,164 for the nine months ended September 30, 2013 and 2012, respectively.

The Company leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating lease that will expire in June 2015. Rent expense under this lease amounted to $37,570 and $31,732 for the nine-month periods ended September 30, 2013 and 2012, respectively.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from two major customers during the nine months ended September 30, 2013 represented 34% of the total net revenue for such nine-month period. Accounts receivable due from two customers at September 30, 2013 amounted to 60% of total accounts receivable at that date.

For the quarter ended September 30, 2012, the Company had several contracts with government agencies, of which net revenue from one major customer represented 12% of the total net revenue for such nine-month period. Accounts receivable due from these three customers at September 30, 2012 amounted to 46% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented covered by these financial statements from the major distributors. Revenues from hardware products amounted to 49% and 59% of total revenues for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, accounts payable due to this distributor amounted to 56% and 66% of total accounts payable, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 7, 2010, the Company issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in shares of its outstanding Common Stock from time to time over a period of 12 months in open market transactions or in privately negotiated transactions at the Company's discretion. The stock repurchase program was subsequently extended for an additional 12 months until September 7, 2012. On September 28, 2012, the Company adopted a new stock repurchase program which permits the Company to repurchase the $363,280 in shares that remained available for repurchase under the old program, with the same terms and conditions except that the term of the new stock repurchase program is 24 months. No shares were repurchased during the nine months ended September 30, 2013.

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

Common Stock Purchase Warrants

For the nine months ended September 30, 2013 and 2012, there was no share-based compensation expense for Common Stock Purchase Warrants. As of September 30, 2013, there are no unvested Common Stock Purchase Warrants.

A summary of warrant activity is as follows for nine months ended September 30, 2013:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding and exercisable at January 1, 2013	375,000	$0.30	0.37
Granted	—	—	—
Forfeited or expired	(375,000)	0.30	—
Exercised	—	—	—
Outstanding and exercisable at September 30, 2013	—	$—	—

Restricted Stock Grants

For the nine months ended September 30, 2013, Brekford Corp. granted an aggregate of 25,000 shares of restricted common stock to a consultant as part of its service agreement. The weighted average value of the shares amounted to $0.71 per share based upon the closing price of shares of Brekford Corp.’s common stock on the date of the grant. These shares were fully vested on the date of the grant. The Company recorded $17,750 in share-based compensation expense during the period ending September 30, 2013 related to restricted stock grants. For the nine months ended September 30, 2012, the Company recorded $10,500 in share-based compensation expense related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value

Nonvested restricted stock at January 1, 2013	—	$—
Granted	25,000	0.71
Vested	(25,000)	0.71
Forfeited or expired	—	—
Nonvested restricted stock at September 30, 2013	—	$—

NOTE 9 – INVENTORY

As of September 30, 2013 and December 31, 2012, inventory consisted entirely of raw materials of $656,565 and $672,874, respectively.

NOTE 10 – (LOSS) EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Basic (loss) earnings per share :
Net (loss) income	$(568,492)	$(50,948)	$(968,960)	$198,895
Weighted average common shares outstanding	44,273,569	44,223,023	44,268,166	44,091,880
Basic (loss) earnings per share	$(0.01)	$0.00	$(0.02)	$0.00

Diluted (loss) earnings per share :
Net (loss) income	$(568,492)	$(50,948)	$(968,960)	$198,895
Weighted average common shares outstanding	44,273,569	44,223,023	44,268,166	44,091,880
Potential dilutive securities	—	—	—	2,983,817
Weighted average common shares outstanding – diluted	44,273,569	44,223,023	44,268,166	47,075,697
Diluted (loss) earnings per share	$(0.01)	$0.00	$(0.02)	$0.00
Common Stock Equivalents excluded due to antidilutive effect	2,717,184	2,646,280	2,837,501	—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. for the three and nine months ended September 30, 2013 and 2012 and the financial condition of Brekford Corp. at September 30, 2013. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as Brekford Corp.’s audited financial statements for the year ended December 31, 2012 filed with its Annual Report on Form 10-K on March 8, 2013.

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

As used in the remainder of this report, the terms “BFDI,” “Brekford Corp.,” “Company,” “we,” “our,” and “us” refer to Brekford Corp. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

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

Products and Services

Public safety is a major concern for most communities – especially as populations grow, public safety budgets are reduced. One way to help make streets safer while reducing workload is a well-run photo red light or speed enforcement program. The objective of photo enforcement is to help curtail aggressive driving through voluntary compliance. Revenue generated from fines routinely goes directly back into supporting other public safety initiatives.

Although opponents of red light cameras cite the increase in rear end collisions as cause for disapproval of cameras, a study conducted by the Insurance Institute for Highway Safety (February, 2011) reported that red-light cameras reduced fatal red light running crashes by 24% in 14 large U.S. cities with populations over 200,000. IIHS concluded that if red light cameras had been operating in all 99 U.S. cities with populations over 200,000 during this study period (5 years), a total of 815 deaths could have been avoided. Because the types of crashes prevented by red light cameras tend to be far more severe than rear-end crashes, research has shown there is a positive aggregate benefit. Photo Enforcement solutions can reduce collisions, injuries and deaths by providing a useful tool for municipalities and law enforcement agencies, without unduly taxing drivers who do not break the law. Today, more than 600 communities across the U.S. operate red light or speed camera enforcement programs.

Regardless of the increased safety effects and prevention of fatalities, there is still a common misconception that automated traffic safety enforcement systems are not supported by the general public. An IIHS survey conducted in November, 2012 found that a large majority of people living in Washington, D.C., one of the largest combined red light and speed enforcement programs in the U.S., favor camera enforcement. Of those surveyed, 87% support red light cameras and 76% support speed cameras. Even the majority of violators (59%) agreed that they deserved their most recent citation.

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

Automated Traffic Safety Enforcement - Photo Speed & Red light Enforcement

Automated traffic safety enforcement (“ATSE”) systems are one of a wide range of measures that are effective at reducing vehicle speeds and crashes. The automated speed enforcement (“ASE”) system is an enforcement technique with one or more motor vehicle sensors producing recorded images of motor vehicles traveling at speeds above a defined threshold. Images captured by the ASE system are processed and reviewed in an office environment and violation notices are mailed to the registered owner of the identified vehicle. ASE, if used, is one technology available to law enforcement as a supplement and not a replacement for traditional enforcement operations. Evaluations of ASE, both internationally and in the United States have identified some advantages over traditional speed enforcement methods. These include:

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

Beyond traditional tax collection on income or property, state agencies and local municipalities rely heavily on fine and fee revenue generated from a multitude of violator funded sources. For example, jurisdictions generate sizable revenues from court fees, traffic and parking violations, ordinance infractions, and library and utility arrearages. Each of these revenue sources funds public safety and community development initiatives and without the income the services are curtailed. Brekford offers client-specific solutions to these agencies and municipalities to assist them with collecting unpaid fines, including:

•	Notification Continuance
•	Mail House and Printing Service
•	Data Purification and Verification Service
•	Back Office Support Service

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

 360° Vehicle Solution- Upfitting

The Brekford 360-degree vehicle solution provides complete vehicle upfitting, mobile data and video solutions including municipal financing and leasing services for agencies. The 360-degree vehicle solutions approach provides customers with a one-stop upfitting, cutting edge technology and installation service. The 360-degree approach is the only stop our customers need to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology, and then have them “ready to roll”. Our mission is to provide and install equipment that ensures safe and efficient mission critical vehicles while incorporating the latest technological advances. We adhere to strict quality control procedures and provide comprehensive services. The Brekford certified installation team provides our customers the highest level of expertise and service from inception to completion, including maintenance and upgrades.

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

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following tables summarize and compare selected items from the statements of operations for the nine–month periods ended September 30, 2013 and 2012.

	Nine Months Ended September 30,		(Decrease) / Increase
	2013	2012	$	%
Net Revenues	$11,759,809	$12,169,891	$(410,082)	(3.37	) %

Cost of Revenues	9,152,810	9,228,905	(76,095)	(0.82	) %

Gross Profit	$2,606,999	$2,940,986	$(333,987)	(11.36	) %

Gross Profit Percentage of Revenue	22.17%	24.17%

Revenues

Revenues for the nine months ended September 30, 2013 amounted to $11,759,809 as compared to revenues of $12,169,891 for the nine months ended September 30, 2012, representing a decrease of $410,082 or 3.37%. The decrease in revenues for the first nine months of 2013 when compared to the same period of last year was primarily due to a decrease in sales of rugged IT products offset by increased hardware sales for ATSE systems. We intend to seek greater gains in these areas in the future by transitioning our focus to higher margin products such as ATSE.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2013 amounted to $9,152,810 as compared to $9,228,905 for the nine months ended September 30, 2012, a decrease of $76,095 or 0.82%. Decreased materials cost for rugged IT products associated with lower sales was largely offset by increased cost of revenues in anticipation of revenues that have not yet resulted from ATSE programs.

Gross Profit

Gross profit for the nine months ended September 30, 2013 amounted to $2,606,999 as compared to $2,940,986 for the nine months ended September 30, 2012, a decrease of $333,987 or 11.36%. The decrease was primarily driven by lower profit margins contributed by ATSE programs as the Company developed infrastructure to support growth initiatives and new contracts.

Expenses

	Nine Months Ended September 30,		Increase / (Decrease)
	2013	2012	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,418,759	$1,159,193	$259,566	22.39%
Selling, general and administrative expenses	2,022,214	1,472,885	549,329	37.30%
Total operating expenses	$3,440,973	$2,632,078	$808,895	30.73%

Salaries and Related Expenses

Salaries and related expenses for the nine months ended September 30, 2013 amounted to $1,418,759 as compared to $1,159,193 for the nine months ended September 30, 2012, an increase of $259,566 or 22.39%. The increase resulted from an increase in staffing for ATSE systems, engineering, and information technology and an increase in the related benefit programs. The Company has built and sustained an infrastructure in anticipation of future revenues as newly added programs are launched.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 amounted to $2,022,214 as compared to $1,472,885 for the nine months ended September 30, 2012, an increase of $549,329 or 37.30%. The increase was primarily driven by increased depreciation of $453,522 due to technology infrastructure and ATSE equipment being placed in service.

Net (Loss) Income

The Company recorded a net loss of $968,960 for the nine months ended September 30, 2013 compared to net income of $198,895 for the nine months ended September 30, 2012, a decrease of $1,167,855 or 587.17%. The reduction in net income was due to increased expenses related to salaries, benefit programs and associated support costs for the expansion of ATSE without corresponding increases in revenue as certain program implementations were delayed. Increased depreciation expense associated with newly installed technology infrastructure and camera equipment also contributed to the loss.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following tables summarize and compare selected items from the statement of operations for the three-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		(Decrease) / Increase
	2013	2012	$	%
Net Revenues	$3,697,372	$3,933,528	$(236,156)	(5.99)%

Cost of Revenues	3,018,873	3,147,527	(128,654)	(4.09)%

Gross Profit	$678,499	$786,001	$(107,502)	(13.61)%

Gross Profit Percentage of Revenue	18.35%	19.97%

Revenues

Revenues for the three months ended September 30, 2013 amounted to $3,697,372 as compared to revenues of $3,933,528 for the three months ended September 30, 2012, representing a decrease of $236,156 or 5.99%. The decrease in revenues for the three months ended September 2013 when compared to the same period of last year was primarily due to a decrease in sales for electronic ticketing systems.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2013 amounted to $3,018,873 as compared to $3,147,527 for the three months ended September 30, 2012, a decrease of $128,654 or 4.09%. The decrease was primarily due to decreased material cost for electronic ticketing associated with lower sales and offset by increased cost of revenues in anticipation of revenues that have not yet resulted from certain ATSE programs.

Gross Profit

Gross profit for the three months ended September 30, 2013 amounted to $678,499 as compared to $786,001 for the three months ended September 30, 2012, a decrease of $107,502 or 13.61%. The decrease was primarily driven by lower profit margins contributed by ATSE programs as the Company developed infrastructure to support growth initiatives and new contracts.

Expenses

	Three Months Ended September 30,		Increase / (Decrease)
	2013	2012	$	%
OPERATING EXPENSES
Salaries and related expenses	$513,474	$375,864	$137,610	36.61%
Selling, general and administrative expenses	683,899	425,415	258,484	60.76%
Total operating expenses	$1,197,373	$801,279	$396,094	49.43%

Salaries and Related Expenses

Salaries and related expenses for the three months ended September 30, 2013 amounted to $513,474 as compared to $375,864 for the three months ended September 30, 2012, an increase of $137,610 or 36.61%. The increase was due to an increase in staffing for ATSE, engineering, and information technology and an increase in the related benefit programs. The Company continues to build and sustain infrastructure in support of certain ATSE programs in anticipation of future revenues once the programs are launched.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 amounted to $683,899 as compared to $425,415 for the three months ended September 30, 2012, an increase of $258,484 or 60.76%. The increase was primarily driven by increased depreciation of $101,824 due to technology infrastructure and ATSE equipment being placed in service and an increase in bad debt write-offs of $128,020 where unpaid citations older than 60 days have been written off when compared to the same period of 2012. The increase of bad debt expense was attributable primarily to management’s determination that the probability of collecting citations exceeding a certain age had been greatly reduced.

Net (Loss) Income

The Company recorded a net loss of $568,492 for the three months ended September 30, 2013 compared to a net loss of $50,948 for the three months ended September 30, 2012, a decrease of $517,544 or 1015.83%. The reduction in net income was due to increased expenses related to salaries, benefit programs and associated support costs for the expansion of ATSE without corresponding increases in revenue as certain program implementations were delayed. Increased depreciation expense associated with newly installed technology infrastructure and camera equipment also contributed to the loss.

Financial Condition, Liquidity and Capital Resources

At September 30, 2013, we had total current assets of $6.6 million and current liabilities of $6.8 million resulting in a working capital deficit of $0.2 million. Inventory totaled $0.65 million at September 30, 2013 and primarily consisted of raw materials related to future product sales.

The Company reported a net loss of $968,960 for the nine months ended September 30, 2013 and its accumulated deficit increased to $8,617,507 at September 30, 2013. Cash flows used in operations for the nine months ended September 30, 2013 were $957,767.

The Company intends to continue its efforts to expand sales of ATSE products, and such expansion may significantly increase the Company’s working capital needs. Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from its $3,500,000 line of credit facility with PNC Bank, National Association (“PNC”) will be sufficient to sustain the Company’s business initiatives through at least September 30, 2014. Management has taken certain measures to conserve its capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate. In addition, the Company relied on its line of credit facility with PNC during 2013 to fund operations. As of September 30, 2013, the Company had $2.5 million in outstanding indebtedness under its line of credit with PNC. On September 27, 2013, the Company and PNC executed a Second Amendment to Loan Documents, effective as of September 28, 2013 (the “Modification Agreement”), relating to the Company’s line of credit pursuant to which its maturity date was extended to March 31, 2014 and certain financial and other covenants were modified. A discussion of the Modification Agreement is contained in Note 3 to the consolidated financial statements presented elsewhere in this report. Although management intends, as circumstances dictate, to preserve this line of credit by seeking extensions and or renewals, there can be no assurance that it will be extended or renewed or, if it is not extended or renewed, that the Company will be able to secure a replacement credit facility or other sources of working capital.

As discussed in Note 4 to the consolidated financial statements presented elsewhere in this report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of September 30, 2013. Unless their maturity dates are extended, these notes will mature on the earlier of (i) November 9, 2014 or (ii) ten business days from the date on which Brekford Corp. closes any equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

In the event that the Company’s cash reserves, cash flow from operations and funds available under its credit facilities are not sufficient to fund the Company’s future operations, it may need to obtain additional capital. No assurance can be given that the Company will be able to obtain additional capital in the future or that such capital will be available to the Company on acceptable terms. The Company’s ability to obtain additional capital will be subject to a number of factors, including market conditions, the Company’s operating performance and investor sentiment, which may make it difficult for the Company to consummate a transaction at the time, in the amount and/or upon the terms and conditions that the Company desires. If the Company is unable to raise additional capital at the times, in the amounts, or upon the terms and conditions that it desires, then it might have to delay, scale back or abandon its expansion efforts. Even with such changes, the Company’s operations could consume available capital resources and liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 discusses the most critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition, warrants and other derivative financial instruments and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the nine months ended September 30, 2013, and that no material changes therein have occurred.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer who also serves as the principal accounting officer (“CEO”), to allow for timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain judgments and assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2013 was carried out under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, management identified, through its annual evaluation as of December 31, 2012, a material weakness in the Company’s internal control over financial reporting, in that the Company does not employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business. Management has concluded that this material weakness likewise existed as of September 30, 2013. To address this material weakness, the Company has been reviewing and will continue to review the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements, and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness. The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended September 30, 2013 that are material to the Company or its assets.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2013, Brekford Corp. issued an aggregate of 25,000 shares of restricted common stock to a consultant as equity compensation for services to be rendered to Brekford Corp. Based on a per share price of $0.71 on the date of grant, these shares represent $17,750 in services to be rendered by the consultant. The shares were issued under the Company’s 2008 Stock Incentive Plan in reliance upon the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”), for compensatory grants under a written compensatory benefit plan. Accordingly, the shares may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements.

Issuer Repurchases of Equity Securities

Neither the Company nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of the Company’s common stock during the quarter ended September 30, 2013.

ITEM 6.  EXHIBITS

The exhibits that are filed or furnished with this report are listed in the Exhibit Index which immediately follows the signatures hereto, and that Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brekford Corp.

Date: November 14, 2013	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amendment to Loan Documents, dated as of September 27, 2013, between Brekford Corp. and PNC Bank, National Association
10.2	Borrowing Base Rider, effective September 28, 2013, between Brekford Corp. and PNC Bank, National Association (filed herewith)
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

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).