Form 10-K
period 2013-12-31
Brekford Corp.
filed 2014-03-27
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on June 28, 2013:  $12,654,104 based upon the closing sales price reported on the Over-the-Counter Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 44,500,569 as of February 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

BREKFORD CORP.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “will”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Annual Report; general economic, market, or business conditions and their effects; industry competition, conditions, performance and consolidation; changes in applicable laws or regulations; changes in the budgets and/or public safety priorities of our customers; economic or operational repercussions from terrorist activities, war or other armed conflicts; the availability of debt and equity financing; and other circumstances beyond our control.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations.

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

As used in this Annual Report, the terms “Brekford”, “the Company”, “we”, “our”, and “us” refer to Brekford Corp. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

ITEM 1.  BUSINESS

Our History

The Company (formerly California Cyber Design, Inc. (“CCDI”)) was incorporated in Delaware on May 27, 1998 and changed its name to American Financial Holdings, Inc. (“AFHI”) on August 11, 2004.  AFHI, a publicly-traded corporation with no operations, announced the completion of its share exchange transaction with Pelican Mobile Computers, Inc., a Maryland corporation (“Pelican Mobile”), on January 6, 2006. Pelican Mobile exchanged each issued and outstanding share of Pelican Mobile Computers (1,000 shares issued and outstanding at the time of the share exchange) for 25,000 shares of AFHI on a post-split basis (the “Share Exchange”) with an aggregate of 25,000,000 shares of Common Stock of AFHI issued to the former stockholders of  Pelican Mobile.  At the time of the Share Exchange, the existing stockholders of AFHI retained 5,512,103 shares of AFHI’s outstanding common stock after the cancellation of approximately 2,549,000 shares of common stock. As a result, the former stockholders of Pelican Mobile became the majority stockholders of AFHI. Under the terms of the Share Exchange, the Company changed its name to Tactical Solution Partners, Inc. On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp. to better reflect our business strategy. Subsequently, on July 9, 2010, the Company’s stockholders approved a proposal to change our name from Brekford International Corp. to Brekford Corp. On October 27, 2010, the Company’s Board of Directors approved the merger of Pelican Mobile with Brekford Corp. pursuant to Section 253 of the General Corporation Law of the State of Delaware, with Brekford Corp. as the surviving corporation. The merger became effective upon the filing of a Certificate of Ownership and Merger with the State of Delaware (and the appropriate Articles of Merger with the State of Maryland), pursuant to the terms of an Agreement and Plan of Merger. The merger documents were filed with the States of Delaware and Maryland on October 28, 2010. Effective upon the completion of the merger, the Company’s corporate name of the Company remained as Brekford Corp. The operations of Pelican Mobile were continued by the Company without interruption following the merger.

Overview

Brekford Corp. (OTCBB; OTCQB: BFDI) headquartered in Hanover, Maryland is a public safety technology services provider of mobile computer and video systems through its vehicle upfitting services to homeland security agencies and federal, state, and municipal law enforcement agencies and offers traffic safety solutions to municipalities, including automated speed, red light, and parking enforcement as well as collections for overdue receivables.  Brekford is an established company which, for more than a decade, has provided services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the United States. Brekford provides these departments and agencies with an end-to-end suite of rugged mobile information technology (IT), vehicle upfitting services, and automated traffic safety technology solutions.  Brekford has one wholly-owned subsidiary, Municipal Recovery Agency, LLC, a Maryland limited liability company, that was formed in 2012 for the purpose of providing collection systems and services for unpaid citations and parking fines.

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

Although opponents of red light cameras cite the increase in rear end collisions as cause for disapproval of cameras, a study conducted in February 2011 by the Insurance Institute for Highway Safety (the “IIHS”) reported that red-light cameras reduced fatal red light running crashes by 24% in 14 large U.S. cities with populations over 200,000.  IIHS concluded that if red light cameras had been operating in all 99 U.S. cities with populations over 200,000 during this study period (five years), a total of 815 deaths could have been avoided.  Because the types of crashes prevented by red light cameras tend to be far more severe than rear-end crashes, research has shown there is a positive aggregate benefit. Photo Enforcement solutions can reduce collisions, injuries and deaths by providing a useful tool for municipalities and law enforcement agencies, without unduly taxing drivers who do not break the law. Today, more than 600 communities across the U.S. operate red light or speed camera enforcement programs.

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

Brekford’s automated traffic safety enforcement (“ATSE”) products offer intersection safety (red light), photo speed, work zone and school bus enforcement options by way of a complete suite of solution-based products.  By assembling a team of industry professionals with the most experience in this field, we have developed equipment and a full turn-key solution that we believe will ensure the success of any program.  Having the advantage of a team with experience, we have created and implemented some of the most cutting-edge features into our design – while constructing end-to-end systems specifically with our clients’ needs in mind.

Automated Traffic Safety Enforcement - Photo Speed & Red Light Enforcement

ATSE systems are one of a wide range of measures that are effective at reducing vehicle speeds and crashes. The automated speed enforcement (“ASE”) system is an enforcement technique with one or more motor vehicle sensors producing recorded images of motor vehicles traveling at speeds above a defined threshold. Images captured by the ASE system are processed and reviewed in an office environment and violation notices are mailed to the registered owner of the identified vehicle. ASE is a technology available to law enforcement as a supplement and not a replacement for traditional enforcement operations. Evaluations of ASE, both internationally and in the United States have identified some advantages over traditional speed enforcement methods.  These include:

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
-  Call Center Response (Inbound & Out Bound)
-  Lock-Box & Treasury Services
-  Payment Processing

Electronic Ticketing System - Slick-Ticket ™

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

Rugged Information Technology Solutions – Mobile Data & Digital Video

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

 360° Vehicle Solution - Upfitting

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

The public safety communications market is a $4.2 billion market, with the rugged mobile technology market growing at 10% per annum. Police, fire and EMS personnel have unique requirements for communication, ruggedness, reliability and quality. Their equipment must be able to work in extreme environments that include high levels of vibration and shock, wide temperature ranges, varying humidity, electromagnetic interference and voltage and current transients.  Furthermore, public safety personnel and emergency responders are demanding tailored mobile communication solutions that enable real-time access and exchange of critical data to assure timely and precise resource allocation by public sector decision makers. Brekford’s in-vehicle technology and communication solutions provide public safety workers and emergency responders with the unique functionalities necessary to enable effective response to emergency situations.

The ATSE solutions include speed and red-light camera technologies that are increasingly in demand. The U.S. market for red-light systems is estimated at 20,000 to 30,000 systems and the market for speed cameras is estimated at 35,000 to 50,000 systems. According to the IIHS, as of February, 2013, 24 states (543 communities) have red light cameras currently operating and 13 states (125 jurisdictions) and the District of Columbia have speed cameras operating in at least one location. We have established a foothold in this business within a relatively short time by securing contracts with several municipalities and our goal is to become a major player concentrating initially within the Mid-Atlantic region. There are only a handful of competitors that are currently providing ATSE services with three companies that are considered leaders of this industry. Management believes that the Company possesses a technical advantage over its competitors.  Based on this believe, and due to our reputable customer service, we anticipate competing with these leaders within a relatively short time.

The majority of our recent sales and services have occurred within the Mid-Atlantic region, which is comprised of the states of Maryland, Virginia, Delaware, New Jersey and Pennsylvania. However, our goal is to expand our products and services to customers nationwide, especially with respect to our automated traffic enforcement services.

Competition

Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by extensive fragmentation and intense competition. As such, larger competitors may have greater buying power and therefore may be able to offer better pricing, which is one of the key factors in determining whether a contract will be awarded by local, state and federal agencies with limited budgets. In addition, although the majority of our sales are to government agencies and other government contractors with historically stable operating budgets, the significant economic downturn and recession has had and will most likely continue to have a detrimental effect on our rate of growth and, if long-term, an adverse effect on our financial condition and operating results.  At the same time, our technology, size, and strategy provide more flexibility when bidding on contracts in smaller to medium sized municipalities which collectively constitutes the majority of installation opportunities within the U.S.

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

●
Using our placement on the General Services Administration (“GSA”), a preferred, pre-negotiated contract that provides significant revenue opportunities from federal, state and local governments, which, along with the passage of the Local Preparedness Acquisition Act, management believes will benefit our upfitting group by opening up our products and services to federal, state and local governments with which we have not done business before;

●
Increasing ATSE installation and services (both speed and red light). The global economic environment may present opportunities and challenges in the year ahead, yet municipalities will still need to address road safety issues and photo-enforcement is a crucial tool in that task; and

●	We intend to continue to invest in research and development to ensure that out technologies remain at the forefront of the industry.

Customers

The Company has several contracts with government agencies, of which net revenue from two customers during the period ended December 31, 2013 represented 34% of the total net revenue for such twelve-month period. Two customers accounted for 25% of total accounts receivable as of December 31, 2013.

Future Legislation

Because much of our business involves providing traffic enforcement solutions to governmental agencies and municipalities, the future passage of laws and regulations affecting red light camera and speed camera systems could have a material adverse impact on our business.  Camera-operated traffic enforcement solutions have recently been the subject of significant public criticism and legislators in various jurisdictions have introduced, or have indicated that they intend to introduce, legislation to better monitor and control traffic enforcement activities.  For example, several bills are pending before the Maryland General Assembly that, if enacted, would significantly change current law, including, without limitation, by imposing a civil penalty on enforcement contractors like Brekford if they issue erroneous citations on behalf of a municipality, and by prohibiting contractors such as Brekford from receiving compensation that is based on the number of citations issued by the municipality or citations actually paid.  We cannot predict whether these or any other pieces of legislation will be enacted or, if so, the impact they may have on our business.

Employees

As of February 20, 2014, we employed 48 full-time employees. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements.  We anticipate hiring additional employees to ensure timely delivery of customer projects and services, as necessary. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Corporate Information

Our principal executive offices are located at 7020 Dorsey Road, Hanover, Maryland 21076.  Our telephone number is (443) 557-0200 and our internet address is www.brekford.com.

Available Information

We maintain an Internet website at www.brekford.com on which we make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-K, our Current Reports on Form 8-K and all amendments thereto as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Information appearing on our website is not incorporated by reference in, and is not a part of, this Annual Report.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Hanover, Maryland in an approximately 22,000 square foot office and warehouse facility which is leased at various monthly rates for a 92-month term expiring on January 15, 2015. The Company also leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, who are officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a three-year lease with Peppermill, which was subsequently amended to extend the lease expiration date to June 30, 2015. This space is used for the expansion of business. The total minimum annual lease payments due under the Company’s lease agreements are $301,864.

ITEM 3.  LEGAL PROCEEDINGS

We are at times, in the ordinary course of business, subject to legal actions.  Management, upon the advice of counsel, believes that losses, if any, that may result from current legal proceedings will not have a material adverse effect on our financial condition or results of operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 20, 2014, 44,500,569 shares of Brekford Corp. common stock were outstanding and held by approximately 53 stockholders of record (based solely on the information provided to us by our transfer agent). This number of stockholders does not include:

●	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

●	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

On January 30, 2008, our common stock began trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the ticker symbol “BFDI”.   Since April 2010, our common stock has also been quoted on the OTCQB marketplace of the OTC Markets Group under the ticker symbol “BFDI”. Our common stock is not listed on any national or regional securities exchange.

The following table sets forth, for the periods presented, the high and low bid price ranges of our common stock as reported on the OTCBB. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2012:
First Quarter	$0.71	$0.54
Second Quarter	$0.75	$0.45
Third Quarter	$0.54	$0.35
Fourth Quarter	$0.62	$0.41
Fiscal year ended December 31, 2013:
First Quarter	$0.78	$0.50
Second Quarter	$0.74	$0.49
Third Quarter	$0.65	$0.51
Fourth Quarter	$0.52	$0.11

On March 21, 2014, the closing sales price of our common stock as reported on the OTCBB was $0.18 per share.

Dividends

We have never declared or paid dividends on our Common Stock. We intend to use retained earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying cash dividends in the foreseeable future.  Moreover, the General Corporation Law of the State of Delaware provides that the Company’s board of directors may declare and pay a dividend on the common stock only out of surplus or, if we have no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Accordingly, there can be no assurance that dividends will be paid on our common stock even if our board desires to do so.

Equity Compensation Plan

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding Brekford Corp.'s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Repurchases

On September 28, 2012, the Company’s board of directors adopted a stock repurchase program which permits the Company to repurchase up to $363,280 in shares of our common stock in open market transactions or in privately negotiated transactions at the Corporation’s discretion over a 24-month period.  The Company announced this stock repurchase program in a Current Report on Form 8-K filed with the SEC on October 16, 2012.

Neither the Company nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) purchased any shares of common stock during the quarter ended December 31, 2013.

Unregistered Sales of Equity Securities

All equity securities of the Company that were sold by it during the year ended December 31, 2013 in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), were previously reported in the Company’s Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K except as follows:

●
25,000 shares of restricted common stock, having a market value of $0.44 per share, issued to a consultant as equity compensation for future services to be rendered to the Company.  These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

●
152,000 shares of restricted common stock, having weighted average market value of $0.18 per share, issued to employees pursuant to our 2008 Stock Incentive Plan.  These shares were issued in reliance on the exemption from registration for employee benefit plans provided by Rule 701 under the Securities Act.

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

Revenue Recognition

The Company recognizes revenue relating to its vehicle upfitting solutions when all of the following criteria have been satisfied:  (i) persuasive evidence of an arrangement exists; (ii) delivery or installation has been completed; (iii) the customer accepts and verifies receipt; and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time at which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

For ATSE revenue, the Company recognizes the revenue either on the date the Company determines a valid violation has occurred or when the collection efforts are completed depending on the terms of the respective contract. The Company records revenue related to ATSE violations for the Company’s share of the violation amount. As of December 31, 2013 revenues of all existing contracts will be recognized as the required collection efforts are complete and the respective municipality is billed.

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

The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2010. The Company’s policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Results of Operations

Results of Operations for the Years Ended December 31, 2013 and 2012

The following tables summarize and compare selected items from the statements of operations for the years ended December 31, 2013 and 2012.

	Year Ended December 31,		Increase(Decrease)
	2013	2012	$	%
Net Revenues	$13,619,306	$18,295,906	$(4,676,600)	(25.6)%
Cost of Revenues	10,183,078	14,706,098	(4,523,020)	(30.8)%
Gross Profit	$3,436,228	$3,589,808	$(153,580)	(4.3)%

Gross Profit Percentage of Revenue	25.2%	19.6%

Revenues

Revenues for the year ended December 31, 2013 were $13,619,306 compared to $18,295,906 for the year ended December 31, 2012, a decrease of $4,676,600 or 25.6%, primarily due to decrease in sales of rugged IT products.

Cost of Revenues

Cost of revenues for the year ended December 31, 2013 was $10,183,078 compared to $14,706,098 for the year ended December 31, 2012, a decrease of $4,523,020 or 30.8%, primarily due to the decrease in purchases of rugged technology, including docking and mounts for the equipment.

Gross Profit

Gross profit for the year ended December 31, 2013 amounted to $3,436,228 as compared to $3,589,808 for the year ended December 31, 2012, a decrease of $153,580 or 4.3%.  Gross margin percentage for the year ended December 31, 2013 amounted to 25.2% as compared to 19.6% for the year ended December 31, 2012, an increase of 5.6%.  The increase was primarily due to a higher proportion of ATSE services in relation to the overall business.

Expenses

	Year Ended December 31,		Increase(Decrease)
	2013	2012	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,956,640	$1,554,377	$402,263	25.9%
Selling, general and administrative expenses	2,721,650	3,153,914	(432,264)	(13.7)%
Total operating expenses	$4,678,290	$4,708,291	$(30,001)	(0.6)%

Salaries and Related Expenses

Salaries and related expenses for the year ended December 31, 2013 amounted to $1,956,640 compared to $1,554,377 for the year ended December 31, 2012, an increase of $402,263 or 25.9%.  The increase was due to additional staffing for ATSE, engineering, and information technology in support of a major program that was anticipated for 2013. For certain ATSE programs, the Company continues to sustain infrastructure following their launch dates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $2,721,650 compared to $3,153,914 for the year ended December 31, 2012, a decrease of $432,264 or 13.7%.  The decrease was primarily due to a decrease in bad debt expense of $827,441 for 2013 as compared to 2012. Bad debt expense decreased primarily due to a higher percentage of ATSE receivables being recognized when the collection efforts of the underlying citation are completed and the respective municipality is billed as compared to 2012.

Other Expense and Income

	Year Ended December 31,		(Decrease)/Increase
	2013	2012	$	%
OTHER (EXPENSE) INCOME
Interest expense	$(181,030)	$(149,337)	$(31,693)	21.2%
S Interest income	174	4,809	(4,635)	(96.4)%
O Other income (expense)	3,332	(3,660)	6,992	(191.0)%
Total other (expense) income	$(177,524)	$(148,188)	$(29,336)	19.8%

Interest expense for the year ended December 31, 2013 was $181,030 compared to $149,337 for the year ended December 31, 2012, an increase of $31,693 or 21.2%. The increase was primarily due increased reliance on our line of credit with PNC Bank, National Association (“PNC”) to purchase assets and fund infrastructure growth.

Interest income for the year ended December 31, 2013 was $174 compared to $4,809 for the year ended December 31, 2012, a decrease of $4,635.  The decrease resulted primarily from a decrease in funds invested in interest bearing accounts.

Net (Loss) Income

The Company recorded a net loss of $1,419,586 for the year ended December 31, 2013 compared to a net loss of $1,266,671 for the year ended December 31, 2012.  Basic and diluted net loss per common share were $0.03 for both 2013 and 2012. The increased net loss when comparing 2013 to 2012 was due to increased expenses related to salaries, benefit programs and associated support costs for the expansion of ATSE programs without corresponding increases in revenue as certain program implementations were delayed or terminated.  Increased depreciation expense associated with newly installed technology infrastructure and camera equipment also contributed to the loss.

Financial Condition, Liquidity and Capital Resources

At December 31, 2013, we had total current assets of $4.9 million and total current liabilities of $4.8 million resulting in a working capital surplus of $0.1 million. Inventory totaled $1.3 million at December 31, 2013 and primarily consisted of raw materials related to future product sales.

The Company’s accumulated deficit increased to $9,068,562 at December 31, 2013 compared to $7,648,976 at December 31, 2012, primarily as result of the net loss recorded for 2013. Cash flows used in operations for the year ended December 31, 2013 were $92,346.

The Company intends to continue its efforts to expand sales of ATSE products, and such expansion may significantly increase the Company’s working capital needs.  Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from its $2,000,000 line of credit facility with PNC will be sufficient to sustain the Company’s business initiatives through at least December 31, 2014.  Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate.  In addition, the Company relied on its line of credit facility with PNC during 2013 to fund operations. As of December 31, 2013, the Company had $1.47 million in outstanding indebtedness under its line of credit. The loan agreement was amended on July 18, 2013 to extend the loan’s maturity date to September 28, 2013. On July 18, 2013, the Company executed a Waiver and Second Amendment to Loan Documents with PNC which its maturity date was extended to September 28, 2013 and certain financial and other covenants were modified. On September 27, 2013, the Company and PNC executed a Second [sic] Amendment to Loan Documents, effective as of September 28, 2013 (the “Third Modification Agreement”), relating to the Company’s line of credit pursuant to which its maturity date was extended to March 31, 2014 and certain financial and other covenants were modified. On March 21, 2014, the Company executed a Fourth Amendment to Loan Documents with PNC pursuant to which, among other things, (i) the revolving line of credit was reduced to $2.0 million and (ii) the maturity date of the Credit Facility was extended to August 31, 2014 , (iii) the interest rate applicable to outstanding principal was changed to the daily LIBOR rate plus 3.0% (from the daily LIBOR rate plus 2.5%), (iv) the existing financial covenants were eliminated, (v) an Interest Coverage Ratio, defined as current quarter EBITDA to current quarter interest, was added and specified to be (a) 1.0 to 1.0 for the quarter ending March 31, 2014 and (b) 1.5 to 1.0 for the quarter ending June 30, 2014, and (vi) a waiver of covenants was granted for the quarter ending December 31, 2013.

A discussion of the foregoing PNC loan documents is contained in Note 4 to the consolidated financial statements presented elsewhere in this Annual Report.  Although management intends, as circumstances dictate, to preserve this line of credit by seeking extensions and/or renewals, there can be no assurance that this line of credit will be extended or renewed or, if it is not extended or renewed, that the Company will be able to secure a replacement credit facility or other sources of working capital.

As discussed in Note 4 to the consolidated financial statements presented elsewhere in this Annual Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of December 31, 2013.  Unless their maturity dates are extended, these notes will mature on the earlier of (i) November 9, 2014 or (ii) ten business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brekford Corp.

We have audited the accompanying consolidated balance sheets of Brekford Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brekford Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Stegman & Company

Baltimore, Maryland
March 27, 2014

BREKFORD CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$2,052,306	$1,415,252
Accounts receivable, net of allowance $0 and $95,976 at December 31, 2013 and 2012, respectively	1,390,300	4,236,018
Unbilled receivables	125,831	208,051
Prepaid expenses	47,148	61,278
Inventory	1,264,099	672,874
Total current assets	4,879,684	6,593,473
Property and equipment, net	1,593,202	2,477,642
Other non-current assets	187,132	274,998
TOTAL ASSETS	$6,660,018	$9,346,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,731,706	$4,093,356
Accrued payroll and related expenses	104,100	78,303
Line of credit	1,470,533	—
Other liabilities	49,922	50,076
Deferred revenue	677,622	483,784
Customer deposits	27,640	71,199
Obligations under capital lease – current portion	616,115	583,976
Obligations under other notes payable – current portion	32,763	23,454
Deferred rent – current portion	48,632	41,975
Total current liabilities	4,759,033	5,426,123

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Obligations under capital lease, net of current portion	197,832	813,945
Other notes payable - net of current portion	78,514	49,468
Deferred rent, net of current portion	9,895	79,557
Total long-term liabilities	786,241	1,442,970
TOTAL LIABILITIES	5,545,274	6,869,093

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,450,569 issued and outstanding, at December 31, 2013 and 44,248,569 issued and outstanding at December 31, 2012	4,445	4,425
Additional paid-in capital	10,184,751	10,127,461
Treasury Stock, at cost 10,600 shares at December 31, 2013 and 2012 respectively	(5,890)	(5,890)
Accumulated deficit	(9,068,562)	(7,648,976)
TOTAL STOCKHOLDERS’ EQUITY	1,114,744	2,477,020
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,660,018	$9,346,113

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Net Revenue	$13,619,306	$18,295,906
Cost of Revenue	10,183,078	14,706,098
Gross profit	3,436,228	3,589,808

Operating expenses:
Salaries and related expenses	1,956,640	1,554,377
Selling, general and administrative expenses	2,721,650	3,153,914
Total operating expenses	4,678,290	4,708,291
Loss from operations	(1,242,062)	(1,118,483)
Other (expense) income:
Interest expense	(181,030)	(149,337)
Interest income	174	4,809
Other income (expense)	3,332	(3,660)
Total other (expense)income	(177,524)	(148,188)
Loss before income taxes	(1,419,586)	(1,266,671)
Income tax expense	—	—
Net loss	$(1,419,586)	$(1,266,671)

Loss per share – basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding used in computing per share amounts:
Basic	44,283,364	44,128,602
Diluted	44,283,364	44,128,602

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2013 and 2012

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE – January 1, 2012	43,842,265	$4,385	—	$—	$10,117,001	$(6,382,305)	$3,739,081
Shares issued upon exercise of warrants	381,304	38	—	—	(38)	—	—
Restricted shares issues to non-employees	25,000	2	—	—	10,498	—	10,500
Repurchase of common stock	—	—	(10,600)	(5,890)	—	—	(5,890)
Net loss	—	—	—	—	—	(1,266,671)	(1,266,671)
BALANCE-December 31, 2012	44,248,569	4,425	(10,600)	(5,890)	10,127,461	(7,648,976)	2,477,020
Restricted shares issues to non-employees	50,000	5	—	—	28,745	—	28,750
Restricted shares issues to employees	152,000	15	—	—	28,545	—	28,560
Net loss	—	—	—	—	—	(1,419,586)	(1,419,586)
BALANCE – December 31, 2013	44,450,569	$4,445	(10,600)	$(5,890)	$10,184,751	$(9,068,562)	$1,114,744

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,419,586)	$(1,266,671)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,264,643	765,106
Share-based compensation and payments to consultants	57,310	10,500
Bad debt expense	249,268	1,076,708
Changes in operating assets and liabilities:
Accounts receivable	2,596,451	(1,639,533)
Unbilled receivables	82,221	(115,083)
Prepaid expenses and other non-current assets	101,996	262,099
Inventory	(591,225)	(246,375)
Accounts payable and accrued expenses	(2,361,650)	1,824,984
Accrued payroll and related expenses	25,798	27,658
Other liabilities	(154)	(18,861)
Customer deposits	(43,559)	27,575
Deferred rent	(63,005)	(55,494)
Deferred revenue	193,838	194,191
Net cash provided by operating activities	92,346	846,804

Cash flows from investing activities:
Purchases of property and equipment	(304,792)	(1,401,246)
Net cash used in investing activities	(304,792)	(1,401,246)

Cash flows from financing activities:
Borrowing on line of credit	1,470,533	(500,000)
Equipment financing	—	1,000,000
Payments on other notes payable	(37,057)	(24,233)
Principal payments on lease obligation	(583,976)	(333,152)
Repurchase of common stock	—	(5,890)
Net cash provided by financing activities	849,500	136,725
Net increase (decrease) in cash	637,054	(417,717)
Cash – beginning of year	1,415,252	1,832,969
Cash – end of year	$2,052,306	$1,415,252

Supplemental disclosures of cash flow information:
Cash paid for interest	$181,030	$149,337
Cash paid for income taxes	$154	$18,861
Property and equipment acquisitions	$380,202	$1,727,752
Cash paid for property and equipment acquisitions	(304,792)	(1,401,246)
Property and equipment acquisitions financed	$75,410	326,506

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2013 and 2012

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

As used in these notes, the terms “Brekford”, “the Company”, “we”, “our”, and “us” refer to Brekford Corp. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the accounts of Brekford Corp. and its wholly-owned subsidiary, Municipal Recovery Agency, LLC. Intercompany transactions and balances are eliminated in consolidation.

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

Inventory

Inventory principally consists of hardware and third-party packaged software that is modified to conform to customer specifications and held temporarily until the completion of a contract. Inventory is valued at the lower of cost or market value. The cost is determined by the lower of first-in, first-out (“FIFO”) method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in- process.

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

Revenue Recognition

The Company recognizes revenue relating to its vehicle upfitting solutions when all of the following criteria have been satisfied:  (i) persuasive evidence of an arrangement exists; (ii) delivery or installation has been completed; (iii) the customer accepts and verifies receipt; and (iv) collectability is reasonably assured.  The Company considers delivery to its customers to have occurred at the time at which products are delivered and/or installation work is completed and the customer acknowledges its acceptance of the work.

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were $4,029 for the year ended December 31, 2013 and $27,644 for the year ended December 31, 2012.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company also offers separately-priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the years ended December 31, 2013 and 2012 amounted to $375,756 and $355,150, respectively.

For automatic traffic enforcement revenue, the Company recognizes the revenue either on the date the Company determines a valid violation has occurred or when the required collection efforts are completed depending on the terms of the respective contract. The Company records revenue related to automated traffic violations for the Company’s share of the violation amount. As of December 31, 2013 revenues of all existing contracts will be recognized as the required collection efforts are complete and the respective municipality is billed.

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in products revenues and all costs of shipping and handling are included in cost of sales in the accompanying consolidated statements of operations. The Company incurred shipping and handling costs of $75,134 and $54,652 for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. These expenses are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expense amounted to $16,500 and $24,073 for the years ended December 31, 2013 and 2012, respectively.

Share-Based Compensation

The Company complies with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation, in measuring and disclosing stock based compensation cost.  The measurement objective in ASC Paragraph 718-10-30-6 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost is recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).  Performance-based awards are expensed ratably from the date that the likelihood of meeting the performance measures is probable through the end of the vesting period.

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of December 31, 2013, 10,600 shares of our common stock were held in treasury at an aggregate cost of $5,890.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period. Valuation allowances are established when the realization of deferred tax assets are not considered more likely than not. Accordingly, the value of Company’s net deferred tax assets, net of valuation allowance, was reduced to $0 at December 31, 2013 and 2012.

The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2010. The Company’s policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Loss per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.  There is no dilutive effect on the loss per share during loss periods. See Note 8 for the calculation of basic and diluted loss earnings per share.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about operating segments in its financial reports issued to its stockholders. Based on its current analysis, management has determined that the Company has only one operating segment, which is Traffic Safety Solutions. The chief operating decision-makers use combined results to make operating and strategic decisions, and, therefore, the Company believes its entire operation is covered under a single segment.

Newly Issued Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2013	2012
Leasehold improvements	$502,092	$498,025
Computer equipment and software	509,368	484,624
Vehicles	333,531	223,868
Furniture	100,089	100,089
Cameras	2,808,753	2,573,516
Phone equipment	48,817	48,817
	4,302,650	3,928,939
Accumulated depreciation and amortization	(2,709,448)	(1,451,297)
	$1,593,202	$2,477,642

Depreciation and amortization of property and equipment for the years ended December 31, 2013 and 2012 was $1,264,643 and $765,106, respectively.

NOTE 4 – LINE OF CREDIT AND OTHER NOTES PAYABLE

On July 12, 2012, the Company closed on an aggregate $3.5 million credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC”) as lender consisting of $3.0 million in revolving loans (the "Revolving Facility") and $500,000 in a committed non-revolving line of credit loan for the purpose of financing up to 90% of the cost of certain equipment (the “Equipment Loan”). The terms and conditions of the Credit Facility are set forth in a Loan Agreement between the Company and PNC dated June 28, 2012 (the “Loan Agreement”), and the Revolving Facility is evidenced by a Committed Line of Credit Note issued by the Company to the order of PNC (the “Revolving Note”). As part of the financing transaction, each of C.B. Brechin and Scott Rutherford, who serve as directors of the Company and as Chief Executive Officer/Chief Financial Officer and as President of the Company, respectively, entered into a Subordination Agreement dated June 28, 2012 with PNC (each, a “Subordination Agreement”) pursuant to which they agreed that all indebtedness owed to them by the Company (the “Subordinated Debt”) is subordinate to the indebtedness owed to PNC by the Company.  The Subordination Agreements permit the Company to make regular loan payments to Messrs. Brechin and Rutherford so long as the Company is not in default under its loan agreements with PNC.  The terms of the Equipment Loan will be evidenced by a separate promissory note if the Company requests that loan. The loan agreement was amended on July 18, 2013 to extend the loan’s maturity date to September 28, 2013. On July 18, 2013, the Company executed a Waiver and Second Amendment to Loan Documents with PNC which its maturity date was extended to September 28, 2013 and certain financial and other covenants were modified.  On September 27, 2013, the Company executed a Second Amendment [sic] to Loan Documents, effective as of September 28, 2013 (the “Third Modification Agreement”), to extend the maturity date of the Credit Facility to March 31, 2014. The Third Modification Agreement also amended the Credit Facility as follows: (i) the Company is now required to submit financial statements to PNC on a monthly basis rather than on a quarterly basis; (ii) the maximum ratio of total indebtedness (excluding Subordinated Debt) to EBITDA that the Company may maintain, to be tested on a quarterly basis, was increased to 3.5 to 1.0 (from 3.0 to 1.0); and (iii) the minimum rolling four-quarter Debt Service Coverage Ratio that the Company is required to maintain as of the end of each fiscal quarter was reduced to 1.0 to 1.0 (from 1.30 to 1.00). In connection with the Third Modification Agreement, the Company and PNC also executed a Borrowing Base Rider, effective September 28, 2013, which limits the aggregate principal amount of indebtedness that may be outstanding under the Credit Facility at any one time to a Borrowing Base and conditions the Company’s request for an advance under the Credit Facility on the Company’s submission of a Borrowing Base Certificate to the Bank on or before the 15th day of each month. As defined in the Borrowing Base Rider, the “Borrowing Base” is defined as the lesser of (i) $3.0 million and (ii) the sum of (a) 80% of Qualified Accounts (as defined in the Borrowing Base Rider) and (b) 50% of Qualified Inventory (as defined in the Borrowing Base Rider), provided, however, that the total amount of advances allocable to Qualified Inventory may not exceed $500,000. In the event that the outstanding principal amount of indebtedness under the Credit Facility exceeds the Borrowing Base, the Company must immediately repay the amount of such excess.  As of December 31, 2013, amounts outstanding under the line of credit were $1,470,533.

On March 21, 2014, the Company executed a Fourth Amendment to Loan Documents with PNC pursuant to which (i) the revolving line of credit was reduced to $2.0 million, (ii) the maturity date of the Credit Facility was extended to August 31, 2014, (iii) the interest rate applicable to outstanding principal was changed to the daily LIBOR rate plus 3.0% (from the daily LIBOR rate plus 2.5%), (iv) the existing financial covenants were eliminated, (v) an Interest Coverage Ratio, defined as current quarter EBITDA to current quarter interest, was added and specified to be (a) 1.0 to 1.0 for the quarter ending March 31, 2014 and (b) 1.5 to 1.0 for the quarter ending June 30, 2014, and (vi) a waiver of covenants was granted for the quarter ending December 31, 2013.  All other terms and conditions of the Credit Facility remain unchanged.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature in September 2014, March 2017 and May 2017. The agreements require various monthly payments of principal and interest until maturity. As of December 31, 2013 and 2012, financed assets of $118,671 and $88,948, respectively, net of accumulated amortization of $50,293 and $28,647 respectively, are included in property and equipment on the balance sheets. As of December 31, 2013 future maturities of notes payable are as follows:

2014	$32,938
2015	28,538
2016	29,324
2017	20,477
Total	$111,277

NOTE 5 – NOTES PAYABLE – STOCKHOLDERS

Brekford financed the repurchase of shares of its common stock and warrants from the proceeds of convertible promissory notes that were issued by Brekford on November 9, 2009 in favor of a lender group that included two of its directors, Messrs. C.B. Brechin and Scott Rutherford, in the principal amounts of $250,000 each (each, a “Promissory Note” and together, the “Promissory Notes”). Each Promissory Note bears interest at the rate of 12% per annum and at the time of issuance was to be convertible into shares of common stock, at the option of the holder, at an original conversion price of $.07 per share. At the time of issuance, Brekford agreed to pay the unpaid principal balance of the Promissory Notes and all accrued but unpaid interest on the date that was the earlier of (i) two years from the issuance date or (ii) 10 business days after the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On April 1, 2010, Brekford Corp. and each member of the lender group executed a First Amendment to the Unsecured Promissory Note, which amended the Promissory Notes as follows:

●
Revise the conversion price in the provision that allows the holder of the Promissory Note to elect to convert any outstanding and unpaid principal portion of the Promissory Note and any accrued but unpaid interest into shares of the Common Stock at a price of fourteen cents ($0.14) per share of Common Stock, and

●
Each Promissory Note’s maturity date was extended to the earlier of (i) four years from the issuance date or (ii) 10 business days after the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On November 8, 2013, Brekford and each member of the lender group agreed to further extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2014 or (ii) 10 business days after the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

As of December 31, 2013 and December 31, 2012, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 6 – LEASES

Capital Leases

The Company financed certain equipment and vehicles under separate non-cancelable equipment loan and security agreements. The agreements mature in March 2015 and April 2015. The agreements require various monthly payments of principal and interest through maturity and are secured by the assets under lease.  As of December 31, 2013 and 2012, capital lease assets of $932,407 and $1,678,435, respectively, net of accumulated amortization of $1,301,593 and $612,137, respectively, are included in property and equipment on the consolidated balance sheets.

Future minimum lease payments under these lease agreements at December 31, 2013 are as follows:

2014	$644,865
2015	199,970
Total minimum lease payments	844,835
Less: amounts representing interest	(30,888)
Present value of net minimum lease payments	$813,947

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring in June 2015 and January 2015.

Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs at December 31, 2013 are as follows:

2014	259,536
2015	42,328
Total	$301,864

In addition, the lessor provided the Company with a $221,400 leasehold improvement incentive that was recorded as a component of property and equipment and is included in deferred rent and is being amortized over the lease term. The lease agreement requires the Company to reimburse the lessor for the cost of the improvements on a pro rata basis over the term of the lease in the event of the Company's default or termination of the lease agreement prior to the expiration of the term of the lease in 2015.

The Company records rent expense over the term of the lease on a straight-line basis, less amounts received under any sub-lease arrangements. Total rent expense amounted to $238,319 and $234,981 for the years ended December 31, 2013 and 2012, respectively.

The Company leased approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, who are officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a three-year lease with Peppermill. The lease was amended to extend the lease expiration date to June 30, 2015. For the year ended December 31, 2013 and 2012, lease payments amounted to $50,674 and $42,465 respectively.

NOTE 7 – INVENTORY

As of December 31, 2013 and December 31, 2012 inventory consisted of the following:

	2013	2012
Raw Materials	$1,250,141	$672,874
Work in Process	13,958	—
Total Inventory	$1,264,099	$672,874

NOTE 8 – LOSS PER SHARE

The following table provides information relating to the calculation of (loss) earnings per common share.

	Years Ended December 31,
	2013	2012

Basic loss earnings per share
Net loss	$(1,419,586)	$(1,266,671)
Weighted average common shares outstanding - basic	44,283,364	44,128,602
Basic loss per share	$(0.03)	$(0.03)

Diluted loss per share
Net loss	$(1,419,586)	$(1,266,671)
Weighted average common shares outstanding	44,283,364	44,128,602
Potential dilutive securities	—	—
Weighted average common shares outstanding – diluted	44,283,364	44,128,602
Diluted loss per share	$(0.03)	$(0.03)
Common stock equivalents excluded due to anti-dilutive effect	3,571,429	3,946,429

NOTE 9 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”). To date, there have been no stock option grants under the 2008 Incentive Plan. All stock options granted to date were granted under previous arrangements, have exercise prices that are less or equal to the fair value of the underlying common stock at the date of grant and have terms of ten years.

Stock Options

There was no share-based compensation expense during the years ended December 31, 2013 or 2012 related to stock options. As of December 31, 2013 and 2012, there were no outstanding stock options.

Restricted Stock Grants

During the period ended December 31, 2012, the Company issued an aggregate of 25,000 shares of restricted common stock to a consultant as compensation for future services to be rendered to the Company. Based on a per share price of $0.42 on the date of grant, these shares represent $10,500 in services to be rendered by the consultant.

During the period ended December 31, 2013, Company issued an aggregate of 202,000 shares of restricted common stock to the non-employees and to its key employees in consideration of services rendered and part of employment agreement. The weighted average value of the shares amounted to $0.28 per share based upon the closing price of shares of the Company’s Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $57,310 in share-based compensation expense for the year ending December 31, 2013 related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value
Nonvested restricted stock at January 1, 2012	—	$—
Granted	25,000	0.42
Vested	(25,000)	0.42
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2012	—	$—
Granted	202,000	0.28
Vested	(202,000)	0.28
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2013	—	$—

Common Stock Purchase Warrants

For the year ended December 31, 2013 and 2012, there was no share-based compensation expense for common stock purchase warrants. As of December 31, 2013, there are no unvested common stock purchase warrants.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	1,595,000	$0.37	0.56
Granted	—	—	—
Forfeited or expired	(220,000)	0.39	—
Exercised	(1,000,000)	0.39	—
Outstanding at December 31, 2012	375,000	0.30	0.37
Granted	—	—	—
Forfeited or expired	(375,000)	0.30	—
Exercised	—	—	—
Outstanding at December 31, 2013	—

2008 Stock Incentive Plan

The 2008 Incentive Plan is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the 2008 Incentive Plan with those of the Company and the Company’s stockholders. The 2008 Incentive Plan provides that up to 8 million shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Incentive Plan. As of December 31, 2013, 6,680,000 shares of common stock remained available for future issuance under the 2008 Incentive Plan.

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

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees of the Company and its wholly-owned subsidiaries who have completed three months of service. The 401(k) Plan provides that the Company will match 50% of the participant salary deferrals up to 3% of a participant’s compensation for all participants. The Company contributed $21,766 and $18,519 during the years ended December 31, 2013 and December 31, 2012, respectively.

NOTE 11 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from two customers during the period ended December 31, 2013 represented 34% of the total net revenue for such twelve-month period. Accounts receivable due from customers at December 31, 2013 amounted to 25% of total accounts receivable at that date.

For the year ended December 31, 2012, net revenue from one major customer represented 11% of the total net revenue for such period. Accounts receivable due from two customers at December 31, 2012 amounted to 54% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all rugged IT products that it resold during the periods presented from a single distributor. Revenues from rugged IT products amounted to 27% and 53% of total revenues for the year ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, accounts payable due to this distributor amounted to 27% and 58% of total accounts payable, respectively.

NOTE 12 – INCOME TAXES

As of December 31, 2013, the Company has approximately $4.43 million of federal and state net operating loss carryforwards available to offset future taxable income, if any, through 2033. These net operating losses begin to expire in 2028. If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict the Company’s ability to utilize these loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could become limited in future years if ownership changes were to occur as defined in the Internal Revenue Code and similar state income tax provisions. The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states.  The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2010.

The Company’s deferred tax assets and liabilities are as follows for each of the periods presented:

	December 31,
	2013	2012

Net operating loss carry forwards	$1,748,000	$1,452,000
Property and Equipment	(224,000)	(514,000)
Other	10,000	38,000
	1,534,000	976,000
Valuation allowance	(1,534,000)	(976,000)
Net deferred tax asset	$—	$—

The Company’s recorded income tax, net of the change in the valuation allowance for each of the periods presented, is as follows:

	Years Ended December 31,
	2013	2012
Current
Federal	$—	$—
State	—	—
	—	—

Deferred
Federal	(442,000)	(389,000)
State	(116,000)	(106,000)
	(558,000)	(495,000)
Change in valuation allowance	558,000	495,000
Income tax expense	$—	$—

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

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2013	2012
Expected statutory rate	(34.0)%	(34.0)%
State income tax rate, net of Federal benefit	(5.4)%	(5.3)%
Permanent differences
Other	0.1%	0.2%
	39.3%	39.1%
Valuation allowance	(39.3)%	(39.1)%
	—%	—%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2013 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness described in Management’s Report on Internal Control Over Financial Reporting, which appears on the following page.

During the fourth quarter of 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2013.  Management’s report on the Company’s internal control over financial reporting is included on the following page.  The Company is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 Internal Control – Integrated Framework.  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

Management has concluded that, as of December 31, 2013, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  The Company intends to address this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers.

Dated: March 27, 2014	/s/ Chandra (C.B.) Brechin
Chandra (C.B.) Brechin
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2013 with respect to Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	6,680,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	6,680,000

(1)
Note: In addition to stock options and stock appreciation rights, the 2008 Incentive Plan permits the grant of stock awards, stock units, performance units and other stock-based awards.  As of December 31, 2013, the Company has granted 1,522,000 shares of restricted stock that are not reflected in column (a) of this table.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

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

Brekford Corp.

Date: March 27, 2014	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer ,Treasurer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.B. Brechin	Chief Executive Officer, Chief Financial Officer, Treasurer and Director	March 27, 2014
Chandra (C.B.) Brechin

/s/ Rodney Hillman	President and Chief Operating Officer	March 27, 2014
Rodney Hillman

/s/ Scott Rutherford	Director	March 27, 2014
Scott Rutherford

/s/ Douglas DeLeaver	Director	March 27, 2014
Douglas DeLeaver

/s/ Gregg Smith	Director	March 27, 2014
Gregg Smith

/s/ Robert S West	Director	March 27, 2014
Robert S West

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger among Pelican Mobile Computers, Inc., American Financial Holdings Inc. and the Pelican Stockholders  (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

2.2
Agreement and Plan of Merger by and between the Company and Pelican Mobile Computers, Inc., dated October 27, 2010 (previously filed as Exhibit 2.2 to the Company’s form 10-Q filed on November 2, 2010 and incorporated herein by reference)

3.1.1
Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on May 27, 1998 (previously filed as Exhibit 3.1.1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.2
Certificate of Correction of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on July 17, 1998 (previously filed as Exhibit 3.1.2 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.3
Certificate of Amendment of Certificate of Incorporation of California Cyber Design, Inc. as filed with the State of Delaware on August 11, 2004 (previously filed as Exhibit 3.1.3 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.4
Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. (formerly known as California Cyber Design, Inc.) as filed with the State of Delaware on January 6, 2006 (previously filed as Exhibit 3.1.4 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.5
Certificate of Amendment of Certificate of Incorporation of American Financial Holdings Inc. as filed with the State of Delaware on January 6, 2006 (previously filed as Exhibit 3.1.5 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.6
First Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on January 4, 2006 (previously filed as Exhibit 3.1.6 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

3.1.7
Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of Tactical Solution Partners, Inc. as filed with State of Delaware on April 29, 2008. (previously filed as Exhibit 3.1.7 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008 and incorporated herein by reference)

3.1.8
Second Amended and Restated Certificate of Incorporation of Brekford International Corp. as filed with the State of Delaware on February 4, 2010  (previously filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K filed on March 15, 2010 and incorporated herein by reference)

3.1.9
Certificate of Amendment to the Second Amended and  Restricted Certificate of Incorporation of the Company as filed with the State of Delaware on July 9, 2010 (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010 and incorporated herein by reference)

3.1.10
Certificate of Ownership and Merger of Pelican Mobile Computers, Inc. (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 2, 2010, and incorporated herein by reference)

3.2	Bylaws of Brekford Corp. (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)
4.1
Stock Purchase Agreement by and between Brekford International Corp. and Paul Harary and Paris McKenzie TBE (Subscriber) dated January 31, 2007 (previously filed as Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference)

4.2
Warrant to Purchase Brekford International Corp. Common Stock in favor of Paul Harary and Paris McKenzie TBE (Warrant Holder) dated January 31, 2007 (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.3
Form of Subscription Agreement to Purchase Units of Brekford International Corp. (previously filed as Exhibit 4.4 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.4
Form of Warrant to Purchase Brekford International Corp. Common Stock by and among Brekford International Corp. and the Unit purchasers signatory thereto (previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.5
Form of Registration Rights Agreement, by and among Brekford International Corp. and the Unit purchasers signatory thereto (previously filed as Exhibit 4.6 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.6
Form of Warrant issued to Sierra Equity Group, Ltd. Inc. with respect to the Company’s March 2007 private offering closed March 30, 2007 and its assigns (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.7
Form of Warrant issued to Sierra Equity Group, Ltd. Inc. under the Investment Banking Advisory Agreement dated December 18, 2006 and its assigns (previously filed as Exhibit 4.8 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

4.8
Warrant issued to Trilogy Capital Partners, Inc., dated May 23, 2007 (previously filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

4.9
Form of Warrant issued to Birch Systems, LLC pursuant to the General Release and Settlement Agreement between the Company and Birch Systems, LLC (previously filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

10.1
Lease Agreement by and between Brekford International Corp. and Greenbrier Point Partners, L.P. dated February 13, 2006 (previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.2
Contract by and between Pelican Mobile Computers, Inc. and the State of Maryland dated July 15, 2001 (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.3
Lease Agreement by and between Brekford International Corp. and FRP Hillside LLC #3 dated May 16, 2007 (previously filed as Exhibit 10.21 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.4
Letter from Panasonic Personal Computer Company confirming Pelican Mobile Computers, Inc. as the only Maryland based Company authorized to sell the fully ruggedized line of Panasonic Notebooks to Maryland State and Local government agencies dated February 8, 2006 (previously filed as Exhibit 10.29 to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on September 21, 2007 and incorporated herein by reference)

10.5
Sublease Agreement by and between Brekford International Corp. and TSO Armor and Training, Inc. dated December 8, 2008 (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 23, 2009 and incorporated herein by reference)

10.6
Stock Purchase Agreement, effective November 4, 2009, by and between the receiver of stockholder Legisi Marketing, Inc. and certain directors of Brekford International Corp., on behalf of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.7
Form of Promissory Note, dated November 9, 2009, in favor of certain directors of Brekford International Corp. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2009 and incorporated herein by reference)

10.8
Form of First Amendment to Unsecured Promissory Note, dated April 30, 2010, between the Company and each member of the Company’s lender group (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference)

10.9	Form of Promissory Note Extension Agreement, dated as of November 8, 2013, between the Company and C.B. Brechin and Scott Rutherford (filed herewith)
10.10
Landlord –Tenant Lease, by and between Peppermill, Properties, LLC and Brekford Corp., dated June 1, 2010 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2010 and incorporated herein by reference)

10.11
Loan and Security Agreement dated November 4, 2010 by and between Brekford Corp. and Bank of America N.A. (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference)

10.12
Form of Non-Qualified Option Agreement to Purchase Shares of Common Stock of Brekford International Corp. (previously filed as Exhibit 4.9 to the Company’s Registration Statement on Form 10-SB (SEC File No. 000-52719) filed on July 6, 2007 and incorporated herein by reference)

10.13	2008 Stock Incentive Plan (previously filed as Appendix C to the Company’s definitive proxy statement on Schedule 14A filed on April 10, 2008 and incorporated herein by reference)
10.14
Loan Agreement, dated as of June 28, 2012, between the Company and PNC Bank, National Association (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2012 and incorporated herein by reference)

10.15
Committed Line of Credit Note, dated as of June 28, 2012, issued by the Company to the order of PNC Bank, National Association (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2012 and incorporated herein by reference)

10.16
Subordination Agreement, dated as of June 28, 2012, by and among PNC Bank, National Association, the Company and C.B. Brechin (previously filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 8, 2012 and incorporated herein by reference)

10.17
Subordination Agreement, dated as of June 28, 2012, by and among PNC Bank, National Association, the Company and Scott Rutherford (previously filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 8, 2012 and incorporated herein by reference)

10.18	Second Amendment to Loan Documents, dated as of September 27, 2013, between the Company and PNC Bank, National Association (filed herewith)
10.19	Borrowing Base Rider, effective as of September 28, 2013, between the Company and PNC Bank, National Association (filed herewith)
21	Subsidiaries of the Company (filed herewith)
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

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)