Form 10-Q
period 2014-03-31
Brekford Corp.
filed 2014-05-15
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,500,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) outstanding as of April 22, 2014.

 Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash	$1,180,479	$2,052,306
Accounts receivable, net of allowance $0 at March 31, 2014 and December 31, 2013, respectively	3,309,808	1,390,300
Unbilled receivables	177,600	125,831
Prepaid expenses	128,610	47,148
I Inventory	506,603	1,264,099
Total current assets	5,303,100	4,879,684
Property and equipment, net	1,297,317	1,593,202
Other non-current assets	74,632	187,132
TOTAL ASSETS	$6,675,049	$6,660,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,981,042	$1,731,706
Accrued payroll and related expenses	64,698	104,100
Line of credit	1,026,955	1,470,533
Other liabilities	49,361	49,922
Deferred revenue	586,239	677,622
Customer deposits	124,026	27,640
Obligations under capital lease – current portion	625,762	616,115
Obligations under other notes payable – current portion	31,262	32,763
Deferred rent – current portion	42,316	48,632
Total current liabilities	5,531,661	4,759,033

LONG - TERM LIABILITIES
Convertible notes payable – stockholders	500,000	500,000
Obligations under capital lease, net of current portion	14,923	197,832
Other notes payable, net of current portion	71,210	78,514
Deferred rent, net of current portion	—	9,895
Total long-term liabilities	586,133	786,241
TOTAL LIABILITIES	6,117,794	5,545,274

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,500,569 issued and outstanding, at March 31, 2014 and 44,450,569 issued and outstanding at December 31, 2013	4,451	4,445
Additional paid-in capital	10,198,869	10,184,751
Treasury Stock, at cost 10,600 shares at March 31, 2014 and December 31, 2013	(5,890)	(5,890)
Accumulated deficit	(9,640,175)	(9,068,562)
TOTAL STOCKHOLDERS’ EQUITY	557,255	1,114,744
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,675,049	$6,660,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2014	2013

NET REVENUE	$4,662,287	$4,394,839

COST OF REVENUE	4,074,128	3,131,486

GROSS PROFIT	588,159	1,263,353

OPERATING EXPENSES
Salaries and related expenses	487,629	448,088
Selling, general and administrative expenses	636,284	702,464

TOTAL OPERATING EXPENSES	1,123,913	1,150,552

(LOSS) INCOME FROM OPERATIONS	(535,754)	112,801

OTHER INCOME (EXPENSE)
Interest expense	(35,859)	(37,361)
Interest income	—	159

TOTAL OTHER INCOME (EXPENSE)	(35,859)	(37,202)

NET (LOSS) INCOME	$(571,613)	$75,599

(LOSS) EARNINGS PER SHARE – BASIC	$(0.01)	$0.00
(LOSS) EARNINGS PER SHARE – DILUTED	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,496,680	44,257,180
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,496,680	47,265,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(571,613)	$75,599
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	295,885	329,533
Share based compensation	14,123	17,750
Deferred rent	(16,211)	(16,326)
Bad debt expense	19,051	64,160
Changes in operating assets and liabilities:
Accounts receivable	(1,938,578)	400,856
Unbilled Receivables	(51,769)	34,242
P Prepaid expenses and other non-current assets	31,038	(5,113)
I Inventory	757,496	(702,920)
Customer deposits	96,406	41,352)
Accounts payable and accrued expenses	1,249,335	(1,739,193)
Accrued payroll and related expenses	(39,402)	(5,113)
Deferred revenue	(91,384)	(22,944
Other liabilities	(561)	(130)
NET CASH USED IN OPERATING ACTIVITIES	(246,184)	(1,528,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(245,452)
NET CASH USED IN INVESTING ACTIVITIES	—	(245,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(443,578)	(2,000,000)
Payments on other notes payable	(173,262)	(9,917)
Principal payments on capital lease obligations	(8,803)	(164,126)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(625,643)	1,825,957

NET CHANGE IN CASH	(871,827)	52,258
CASH – Beginning of period	2,052,306	1,415,252
CASH – End of period	$1,180,479	$1,467,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$35,859	$37,361
Cash paid for income taxes	$561	$130
Property and equipment acquisitions	$—	$320,862
Cash paid for property and equipment acquisitions	—	(245,452)
Property and equipment acquisitions financed	$—	$75,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford Corp. (OTCBB; OTCQB: BFDI) headquartered in Hanover, Maryland is a leading public safety technology service provider of fully integrated traffic safety solutions, parking enforcement citation collections and integrator of mobile technology equipment for public safety vehicle services to State and Local municipalities, the U.S. Military and various Federal public safety agencies throughout the United States. Brekford’s combination of upfitting services, cutting edge technology, and automated traffic enforcement services offers a unique 360º solution for law enforcement agencies and municipalities. Our core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of safety solutions to our clients.

As used in these notes, the terms “Brekford”, “the Company”, “we”, “our”, and “us” refer to Brekford Corp. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2013, has been derived from audited financial statements of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our annual report on Form 10-K for the year ended December 31, 2013. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated financial statements of Brekford include accounts of the Company and its wholly-owned subsidiary, Municipal Recovery Agency, LLC. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, sales returns, allowance for inventory obsolescence, fair value of long-lived assets, deferred taxes and valuation allowance, and the depreciable lives of fixed assets. Actual results could differ from those estimates.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were $8,674 for the three months ended March 31, 2014 and insignificant for the three months ended March 31, 2013.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells.

The Company also offers separately-priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the three months ended March 31, 2014 and 2013 amounted to $112,904 and $61,792, respectively.

For automated traffic safety enforcement revenue, the Company recognizes the revenue when the required collection efforts are completed and the respective municipality is billed depending on the terms of the respective contract. The Company records revenue related to automated traffic violations for the Company’s share of the violation amount.

Share-Based Compensation

The Company complies with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation, in measuring and disclosing stock based compensation cost.  The measurement objective in ASC Paragraph 718-10-30-6 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost is recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).  Performance-based awards are expensed ratably from the date that the likelihood of meeting the performance measures is probable through the end of the vesting period.

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of March 31, 2014, 10,600 shares of Brekford Corp. common stock were held in treasury at an aggregate cost of $5,890.

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

NOTE 3 – LINE OF CREDIT AND OTHER NOTES PAYABLE

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

The loan agreement was amended on July 18, 2013 to extend the loan’s maturity date to September 28, 2013. On July 18, 2013, the Company executed a Waiver and Second Amendment to Loan Documents with PNC which its maturity date was extended to September 28, 2013 and certain financial and other covenants were modified.  On September 27, 2013, the Company executed a Second Amendment  [sic] to Loan Documents, effective as of September 28, 2013 (the “Third Modification Agreement”), to extend the maturity date of the Credit Facility to March 31, 2014. The Third Modification Agreement also amended the Credit Facility as follows: (i) the Company is now required to submit financial statements to PNC on a monthly basis rather than on a quarterly basis; (ii) the maximum ratio of total indebtedness (excluding Subordinated Debt) to EBITDA that the Company may maintain, to be tested on a quarterly basis, was increased to 3.5 to 1.0 (from 3.0 to 1.0); and (iii) the minimum rolling four-quarter Debt Service Coverage Ratio that the Company is required to maintain as of the end of each fiscal quarter was reduced to 1.0 to 1.0 (from 1.30 to 1.00). In connection with the Third Modification Agreement, the Company and PNC also executed a Borrowing Base Rider, effective September 28, 2013, which limits the aggregate principal amount of indebtedness that may be outstanding under the Credit Facility at any one time to a Borrowing Base and conditions the Company’s request for an advance under the Credit Facility on the Company’s submission of a Borrowing Base Certificate to the Bank on or before the 15th day of each month. As defined in the Borrowing Base Rider, the “Borrowing Base” is defined as the lesser of (i) $3.0 million and (ii) the sum of (a) 80% of Qualified Accounts (as defined in the Borrowing Base Rider) and (b) 50% of Qualified Inventory (as defined in the Borrowing Base Rider), provided, however, that the total amount of advances allocable to Qualified Inventory may not exceed $500,000. In the event that the outstanding principal amount of indebtedness under the Credit Facility exceeds the Borrowing Base, the Company must immediately repay the amount of such excess.  As of March 31, 2014, amounts outstanding under the line of credit were $1,026,955. The weighted average interest rate was 2.65% at March 31, 2014 and 2.66% at December 31, 2013.

On March 21, 2014, the Company executed a Fourth Amendment to Loan Documents with PNC pursuant to which (i) the revolving line of credit was reduced to $2.0 million, (ii) the maturity date of the Credit Facility was extended to August 31, 2014, (iii) the interest rate applicable to outstanding principal was changed to the daily LIBOR rate plus 3.0% (from the daily LIBOR rate plus 2.5%), (iv) the existing financial covenants were eliminated, (v) an Interest Coverage Ratio, defined as current quarter EBITDA to current quarter interest, was added and specified to be (a) 1.0 to 1.0 for the quarter ending March 31, 2014 and (b) 1.5 to 1.0 for the quarter ending June 30, 2014, and (vi) a waiver of covenants was granted for the quarter ending December 31, 2013.  All other terms and conditions of the Credit Facility remain unchanged. As of March 31, 2014, we were out of compliance with a financial covenant contained in our credit facility with PNC as a result of the loss recorded for the first quarter of 2014.  We have reported this non-compliance to PNC and believe that PNC will waive it..

The Company financed certain vehicles and equipment under finance agreements. The agreements mature in September 2014, March 2017 and May 2017. The agreements require various monthly payments of principal and interest until maturity. As of March 31, 2014 and 2013, financed assets of $110,254 and $154,740, respectively, net of accumulated amortization of $58,709 and $38,266 respectively, are included in property and equipment on the balance sheets.  The weighted average interest rate was 3.75% at March 31, 2014 and March 31, 2013.

NOTE 4 – CONVERTIBLE NOTES PAYABLE – STOCKHOLDERS

Brekford Corp. financed the repurchase of shares of its common stock and warrants from the proceeds of convertible promissory notes that were issued by Brekford Corp. on November 9, 2009 in favor of a lender group that included two of its directors, Messrs. C.B. Brechin and Scott Rutherford, in the principal amounts of $250,000 each (each, a “Promissory Note” and together, the “Promissory Notes”). Each Promissory Note bears interest at the rate of 12% per annum and at the time of issuance was to be convertible into shares of Brekford Corp. common stock, at the option of the holder, at an original conversion price of $.07 per share. At the time of issuance, Brekford agreed to pay the unpaid principal balance of the Promissory Notes and all accrued but unpaid interest on the date that was the earlier of (i) two years from the issuance date or (ii) 10 business days after the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

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

On November 8, 2013, Brekford Corp. and each member of the lender group agreed to further extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2014 or (ii) 10 business days after the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

As of March 31, 2014 and December 31, 2013, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements mature in March 2015 and April 2015. The agreements require various monthly payments and are secured by the assets under lease. As of March 31, 2014 and 2013, capital lease assets of $752,074 and $1,470,759, respectively, net of accumulated amortization of $1,481,926 and $763,241, respectively, are included in property and equipment on the balance sheets. Our weighted average interest rate was 5.28% at March 31, 2014 and March 31, 2013.

Operating Leases

The Company records rent expense under a non-cancelable operating leases expiring January 2015. Rent expense under this lease amounted to $36,973 and $42,036 for the three months ended March 31, 2014 and 2013, respectively.

The Company leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating leases expiring June 2015. Rent expense under this lease amounted to $11,700 and $10,733 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from two major customers during the three months ended March 31, 2014 represented 41% of the total net revenue for the period. Accounts receivable due from three customers at March 31, 2014 amounted to 62% of total accounts receivable.

For the quarter ended March 31, 2013, the Company had several contracts with government agencies, of which net revenue from one major customer represented 49% of the total net revenue for the period. Accounts receivable due from two customers at March 31, 2013 amounted to 74% of total accounts receivable. Accounts receivable due from customers at December 31, 2013 amounted to 25% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented from one major distributor. Revenues from hardware products amounted to 57% and 50% of total revenues for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, accounts payable due to this distributor amounted to 70% and 51% of total accounts payable, respectively. Accounts payable due to this distributor at December 31, 2013, amounted to 56% of total accounts payable at that date.
NOTE 7 - STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 7, 2010, Brekford Corp. issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in outstanding shares of its common stock from time to time over a period of 12 months in open market transactions or in privately negotiated transactions at the Company's discretion.  The stock repurchase program was subsequently extended for an additional 12 months until September 7, 2012.  On September 28, 2012, the Company adopted a new stock repurchase program which permits the Company to repurchase the $363,280 in shares that remained available for repurchase under the old program, with the same terms and conditions except that the term of the new stock repurchase program is 24 months. No shares were repurchased during the first quarter of 2014.

NOTE 8 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”). During the first quarter, Brekford Corp. granted stock options under the 2008 Incentive Plan to its non-employee directors.  These options have exercise prices equal to the fair market value of a share of common stock as of the date of grant and have terms of ten years.

Stock Options

Option grants during the three months ended March 31, 2014 were primarily made to non-employee directors who elected to receive options during the annual equity grant period in the first quarter of each fiscal year. The options had a grant date fair value of $0.10 per share and will vest and become exercisable with respect to option shares over a three year period commencing from the date of grant at a rate of 33.33% per year. The Company recorded $623 in stock option compensation expense during in the period ending March 31, 2014 related to the stock option grants. The assumptions used to value option grants during the three months ended March 31, 2014 were as follows:

Three Months Ended March 31, 2014
Expected life (in years)	3.5
Volatility	70.81
Risk free interest rate	0.72
Expected Dividend Rate	0

Summary of the option activity for three months ended March 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$0.00	—	$0.00
Granted	225,000	0.20	—	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at March 31, 2014	225,000	0.20	4.9	0.00
Exercisable at March 31, 2014	—	0.00	—	0.00
Vested and expected to vest	225,000	0.20	4.9	0.00

The unrecognized compensation cost for unvested stock option awards outstanding at March 31, 2014 was approximately $21,814 to be recognized over approximately 2.90 years.

Restricted Stock Grants

For the three months ended March 31, 2014, the Company granted an aggregate of 50,000 shares of restricted stock to the directors as part of the agreement and in consideration of services rendered. The weighted average value of the shares amounted to $0.27 per share based upon the closing price of shares of common stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $13,500 in share-based compensation expense during the period ending March 31, 2014 related to restricted stock grants. For the three months ended March 31, 2013, the Company recorded $17,750, in share-based compensation expense related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value

Nonvested restricted stock at January 1, 2014	—	$—
Granted	50,000	0.27
Vested	(50,000)	0.27
Forfeited or expired	—	—
Nonvested restricted stock at March 31, 2014	—	$—

NOTE 9 – INVENTORY

As of March 31, 2014 and December 31, 2013, inventory consisted of the following:

	March 31, 2014	December 31, 2013
Raw Materials	$506,603	$1,250,141
Work in Process	—	13,958
Total Inventory	$506,603	$1,264,099

NOTE 10 – (LOSS) EARNINGS PER SHARE

The following table provides information relating to the calculation of (loss) earnings per common share.

	Three Months Ended March 31
Basic (loss) earnings per share	2014	2013
Net (loss) income	$(571,613)	$75,599
Weighted average common shares outstanding	44,496,680	44,257,180
Basic (loss) earnings per share	$(0.01)	$0.00
Diluted (loss) earnings per share :
Net (loss) income	$(571,613)	$75,599
Weighted average common shares outstanding	44,496,680	44,257,180
Potential dilutive securities	—	3,007,953
Weighted average common shares outstanding – diluted	44,496,680	47,265,133
Diluted (loss) earnings per share	$(0.01)	$0.00
Common stock equivalents excluded due to anti-dilutive effect	3,796,429	—

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. for the three months ended March 31, 2014 and 2013 and the financial condition of Brekford Corp. at March 31, 2014. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as Brekford Corp.’s audited financial statements for the year ended December 31, 2013 filed with its Annual Report on Form 10-K on March 27, 2014.

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

Overview

Brekford Corp. (OTCBB; OTCQB: BFDI) headquartered in Hanover, Maryland is a leading public safety technology service provider of fully integrated traffic safety solutions, parking enforcement citation collections and integrator of mobile technology equipment for public safety vehicle services to State and Local municipalities, the U.S. Military and various Federal public safety agencies throughout the United States. Our core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of safety solutions to our clients. Brekford has one wholly-owned subsidiary, Municipal Recovery Agency, LLC, a Maryland limited liability company, that was formed in 2012 for the purpose of providing collection systems and services for unpaid citations and parking fines.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following tables summarize selected items from the consolidated statement of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

	Three Months Ended March 31,		(Decrease) / Increase
	2014	2013	$	%
Net Revenues	$4,662,287	$4,394,839	$267,448	6.09%

Cost of Revenues	4,074,128	3,131,486	942,642	30.10%

Gross Profit	$588,159	$1,263,353	$(675,194)	(53.44)%

Gross Profit Percentage of Revenue	12.62%	28.75%

Revenues

Revenues for the three months ended March 31, 2014 amounted to $4,662,287 as compared to revenues of $4,394,839 for the three months ended March 31, 2013, representing an increase of $267,448 or 6.09%.  The change was driven by increased sales of rugged IT products, electronic ticketing, and vehicle upfitting services.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2014 amounted to $4,074,128 as compared to $3,131,486 for the three months ended March 31, 2013, an increase of $942,642 or 30.10%. The change was primarily due to an increase in cost for rugged IT products, electronic ticketing, and vehicle upfitting services.

Gross Profit

Gross profit for the three months ended March 31, 2014 amounted to $588,159 as compared to $1,263,353 for the three months ended March 31, 2013, a decrease of $675,194 or 53.44%. The decrease was primarily due to lower profit margins from rugged IT products.

Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013	$	%
OPERATING EXPENSES
Salaries and related expenses	$487,629	$448,088	$39,541	8.82%
Selling, general and administrative expenses	636,284	702,464	(66,180)	(9.42)%
Total operating expenses	$1,123,913	$1,150,552	$(26,639)	(2.32)%

Salaries and Related Expenses

Salaries and related expenses for the three months ended March 31, 2014 amounted to $487,629 as compared to $448,088 for the three months ended March 31, 2013, an increase of $39,541 or 8.82%. The increase was due to staffing for ATSE, engineering, and information technology for certain ATSE programs.  The Company has reduced overall labor costs, specifically with respect to direct labor categorized as cost of goods; however, management believes that certain infrastructure costs associated with sales and marketing efforts are a key to renewed growth.  As such, the Company intends to continue focusing on these efforts through a coordinated national strategy in regaining sustained profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 amounted to $636,284 as compared to $702,464 for the three months ended March 31, 2013, a decrease of $66,180 or 9.42%. This decrease was due to lower corporate development expenses, travel and related costs, corporate insurance and depreciation and amortization costs during the first quarter of 2014 when compared to the same period of 2013

Net Income (Loss)

The Company recorded a net loss of $571,613 for the three months ended March 31, 2014, compared to net income of $75,599 for the three months ended March 31, 2013.  The resulting $647,212 or 856.11% reduction in earnings was primarily due to lower profit margins from rugged IT products during the first quarter of 2014 when compared to the same period of last year.

Financial Condition, Liquidity and Capital Resources

At March 31, 2014, we had total current assets of $5.3 million and total current liabilities of $5.5 million resulting in a working capital deficit of $0.2 million. Inventory totaled $0.5 million at March 31, 2014 and primarily consisted of raw materials related to future product sales.  The Company’s accumulated deficit increased to $9,640,175 at March 31, 2014 compared to $9,068,562 at December 31, 2013, as result of the net loss recorded for the first quarter of 2014. Cash flows used in operations for the three months ended March 31, 2014 were $246,184.

At March 31, 2014, we had approximately $1.2 million of cash on hand.  Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results.

The Company intends to continue its efforts to expand sales of ATSE products, and such expansion may significantly increase the Company’s working capital needs.  Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from its $2,000,000 line of credit facility with PNC will be sufficient to sustain the Company’s business initiatives through at least March 31, 2015.  Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate.  In addition, the Company relied on its line of credit facility with PNC during 2013 to fund operations. As of March 31, 2014, the Company had $1.03 million in outstanding indebtedness under its line of credit. The loan agreement was amended on July 18, 2013 to extend the loan’s maturity date to September 28, 2013. On July 18, 2013, the Company executed a Waiver and Second Amendment to Loan Documents with PNC which its maturity date was extended to September 28, 2013 and certain financial and other covenants were modified. On September 27, 2013, the Company and PNC executed a Second [sic] Amendment to Loan Documents, effective as of September 28, 2013 (the “Third Modification Agreement”), relating to the Company’s line of credit pursuant to which its maturity date was extended to March 31, 2014 and certain financial and other covenants were modified. On March 21, 2014, the Company executed a Fourth Amendment to Loan Documents with PNC pursuant to which, among other things, (i) the revolving line of credit was reduced to $2.0 million and (ii) the maturity date of the Credit Facility was extended to August 31, 2014 , (iii) the interest rate applicable to outstanding principal was changed to the daily LIBOR rate plus 3.0% (from the daily LIBOR rate plus 2.5%), (iv) the existing financial covenants were eliminated, (v) an Interest Coverage Ratio, defined as current quarter EBITDA to current quarter interest, was added and specified to be (a) 1.0 to 1.0 for the quarter ending March 31, 2014 and (b) 1.5 to 1.0 for the quarter ending June 30, 2014, and (vi) a waiver of covenant was granted for the quarter ending December 31, 2013. As of March 31, 2014, we were out of compliance with a financial covenant contained in our credit facility with PNC as a result of the loss recorded for the first quarter of 2014.  We have reported this non-compliance to PNC and believe that PNC will waive it.

A discussion of the foregoing PNC loan documents is contained in Note 3 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report.  Although management intends, as circumstances dictate, to preserve this line of credit by seeking extensions and/or renewals, there can be no assurance that this line of credit will be extended or renewed or, if it is not extended or renewed, that the Company will be able to secure a replacement credit facility or other sources of working capital.

As discussed in Note 4 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of March 31, 2014.  Unless their maturity dates are extended, these notes will mature on the earlier of (i) November 9, 2014 or (ii) ten business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

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

Cash Flows used in Operating Activities

Changes in cash flows used in operating activities were primarily a result of decrease in profit margins in the first quarter of 2014 as compared to the comparable period in 2013 and the timing of cash receipts and payments in the fourth quarter of 2013.

Cash Flows Used in Investing Activities

Capital expenditures were none in the first quarter of 2014 as compared to the same period in 2013 were primarily related to infrastructure to support our growth and to improve efficiencies.

Cash Flows Used in Financing Activities Changes in cash flows used in financing activities were primarily as a result of principal payments on the capital equipment and line of credit in the first quarter of 2014 as compared to the comparable period in 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 discusses  those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the three months ended March 31, 2014, and that no material changes therein have occurred.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer who also serves as the principal accounting officer (“CEO”), to allow for timely decisions regarding required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain judgments and assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2014 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Brekford Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, management identified, through its annual evaluation as of December 31, 2013, a material weakness in the Company’s internal control over financial reporting, in that the Company does not employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  Management has concluded that this material weakness likewise existed as of March 31, 2014.  The Company intends to address this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers. As of March 31, 2014, the Company engaged an outside consultant to assist us with our remediation of this weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, other than the engagement of the consultant described above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended March 31, 2014 that are material to the Company or its assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period ended March 31, 2014, Brekford Corp. granted an aggregate of 50,000 shares of restricted common stock to its directors under the 2008 Incentive Plan in consideration of Board services rendered to the Company.  Based on a per share price of $0.27 on the date of grant, these shares represent $13,500 in services rendered by the directors.  The shares were issued in reliance upon the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”), for securities issued in compensatory circumstances.  Accordingly, the shares may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements.

Issuer Repurchases of Equity Securities

Neither Brekford Corp. nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the quarter ended March 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2014, Brekford had borrowings totaling $1,026,955 under its $2.0 million Committed Line of Credit Note issued to PNC Bank, National Association, which was issued pursuant to that certain Loan Agreement, dated as of June 28, 2012, as amended, between Brekford and PNC (the “Loan Agreement”).  The Loan Agreement requires Brekford to, among other things, satisfy certain financial covenants as of the end of each fiscal quarter.  A failure to satisfy any covenant constitutes an event of default under the Loan Agreement.  As of March 31, 2014, Brekford was not in compliance with the foregoing covenants due to loss recorded for the first quarter of 2014.  Brekford has notified PNC of its non-compliance and believes that PNC will waive such non-compliance.

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

Brekford Corp.

Date: May 15, 2014	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Fourth Amendment to Loan Documents, dated March 21, 2014, by and between Brekford Corp. and PNC Bank, National Assoicaton (filed herewith).
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