Form 10-Q
period 2014-06-30
Brekford Corp.
filed 2014-08-14
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,500,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of July 25, 2014.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,008,846	$2,052,306
Restricted cash	46,522	—
Accounts receivable, net of allowance $0 at June 30, 2014 and December 31, 2013, respectively	1,393,712	1,390,300
Unbilled receivables	216,818	125,831
Prepaid expenses	165,791	47,148
Inventory	595,114	1,264,099
Total current assets	3,426,803	4,879,684
Property and equipment, net	440,534	1,593,202
Other non-current assets	74,632	187,132
TOTAL ASSETS	$3,941,969	$6,660,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,927,112	$1,731,706
Accrued payroll and related expenses	76,838	104,100
Line of credit	278,606	1,470,533
Term loan – current portion	208,333	—
Other liabilities	49,361	49,922
Deferred revenue	471,781	677,622
Customer deposits	77,246	27,640
Obligations under capital lease – current portion	208,797	616,115
Obligations under other notes payable – current portion	29,579	32,763
Deferred rent – current portion	26,106	48,632
Total current liabilities	3,353,759	4,759,033

LONG - TERM LIABILITIES
Convertible notes payable – stockholders	500,000	500,000
Obligations under capital lease, net of current portion	—	197,832
Other notes payable, net of current portion	64,100	78,514
Deferred rent, net of current portion	—	9,895
Term notes payable, net of current portion	291,667	—
Total long-term liabilities	855,767	786,241
TOTAL LIABILITIES	4,209,526	5,545,274

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,500,569 issued and outstanding, at June 30, 2014 and 44,450,569 issued and outstanding at December 31, 2013	4,451	4,445
Additional paid-in capital	10,200,739	10,184,751
Treasury Stock, at cost 10,600 shares at June 30, 2014 and December 31, 2013	(5,890)	(5,890)
Accumulated deficit	(10,466,857)	(9,068,562)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(267,557)	1,114,744
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,941,969	$6,660,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

NET REVENUE	$3,892,307	$3,667,598	$8,554,594	$8,062,437

COST OF REVENUE	3,232,244	3,002,452	7,306,372	6,133,937

GROSS PROFIT	660,063	665,146	1,248,222	1,928,500

OPERATING EXPENSES
Salaries and related expenses	445,967	457,197	933,596	905,285
Selling, general and administrative expenses	1,004,930	635,851	1,641,214	1,338,315

TOTAL OPERATING EXPENSES	1,450,897	1,093,048	2,574,810	2,243,600

LOSS FROM OPERATIONS	(790,834)	(427,902)	(1,326,588)	(315,100)

OTHER (EXPENSE) INCOME
Interest expense	(35,848)	(48,181)	(71,707)	(85,543)
Interest income	—	15	—	174
Other expense	—	—	—	—

TOTAL OTHER (EXPENSE) INCOME	(35,848)	(48,166)	(71,707)	(85,369)

NET LOSS	$(826,682)	$(476,068)	$(1,398,295)	$(400,469)

LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,500,569	44,273,569	44,498,635	44,265,420
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,500,569	44,273,569	44,498,635	44,265,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	$(1,398,295)	$(400,469)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580,928	651,498
Share based compensation	15,994	17,750
Deferred rent	(32,421)	(32,652)
Bad debt expense	21,938	124,195
Loss on disposal of property and equipment	319,739	—
Changes in operating assets and liabilities:
Accounts receivables	(25,348)	(431,282)
Unbilled Receivables	(90,987)	(204,440)
Prepaid expenses and other non-current assets	(6,143)	9,415
Inventory	668,985	(21,962)
Customer deposits	49,606	39,199
Accounts payable and accrued expenses	447,406	(1,980,964)
Accrued payroll and related expenses	(27,262)	30,390
Other payables	(561)	(130)
Deferred revenue	(205,842)	347,987
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	317,737	(1,851,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(46,522)	—
Purchase of property and equipment	—	(284,088)
NET CASH USED IN INVESTING ACTIVITIES	(46,522)	(284,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in the line of credit	(691,927)	2,500,000
Payments on notes payable - auto	(17,597)	(19,786)
Principal payments on capital lease obligations	(605,151)	(309,439)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,314,675)	2,170,775

NET CHANGE IN CASH	(1,043,460)	35,222

CASH AND CASH EQUIVALENTS – Beginning of period	2,052,306	1,415,252

CASH AND CASH EQUIVALENTS – End of period	$1,008,846	$1,450,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$71,708	$85,543
Cash paid for income taxes	$561	$130
Purchase of property and equipment	$—	$359,498
Cash paid	—	(284,088)
Amount financed	—	75,410
Liabilities settled in exchange for equipment	260,000	—
\
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Fort the Three and Six Months Ended June 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2013, has been derived from audited financial statements of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any future interim period. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our annual report on Form 10-K for the year ended December 31, 2013.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the six months ended June 30, 2014 and 2013.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells.

The Company also offers separately-priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the six months ended June 30, 2014 and 2013 amounted to $227,362 and $145,656, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of June 30, 2014, 10,600 shares of Brekford Corp. common stock were held in treasury at an aggregate cost of $5,890.

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

Net loss per Share

Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.  There is no dilutive effect on the loss per share during loss periods. See Note 10 for the calculation of basic and diluted net loss per share.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s promissory note obligations approximate fair value, as the terms of these notes are consistent with terms available in the market for instruments with similar risk.

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

Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 – Revenue from contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016 and early adoption is not allowed. We have not yet determined the effects of this new guidance on our financial statements.

NOTE 3 – LINE OF CREDIT AND NOTES PAYABLE

On May 27, 2014, Brekford Corp. (the “Company”) closed (the “Closing”) on an aggregate $3.0 million credit facility (the “Credit Facility”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) as lender consisting of $2.5 million in revolving loans (the “Revolving Facility”) and a $500,000 non-revolving loan (the “Term Loan”). The terms and conditions of the Credit Facility are set forth in a Financing Agreement between the Company and Rosenthal dated May 27, 2014 (the “Financing Agreement”). The Term Loan is additionally evidenced by a Term Note issued by the Company in favor of Rosenthal. The maximum amount that the Company may borrow from time to time under the Revolving Facility will be the lesser of $2.5 million or the “Loan Availability” (as defined in the Financing Agreement), which is tied to the amount of the Company’s “Eligible Receivables” (as defined in the Financing Agreement) and the amount of its “Eligible Inventory” (as defined in the Financing Agreement). Interest on the unpaid principal balances due under the Credit Facility will be payable monthly in arrears. Amounts borrowed under the Revolving Facility that do not exceed the “Receivable Availability” (as defined in the Financing Agreement) will bear interest at an annual rate equal to the prime rate from time to time publicly announced in New York City by JPMorgan Chase Bank (the “Prime Rate”) plus 2.5%; amounts borrowed under the Revolving Facility that relate to the “Inventory Availability” (as defined in the Financing Agreement) will bear interest at an annual rate equal to the Prime Rate plus 3.0% (the “Inventory Rate”); and any amounts that, on any day, exceed the Loan Availability will bear interest at an annual rate equal to the Inventory Rate plus 4.0%; provided, however, that the Prime Rate will never be deemed to be less than 4.0%. The Company agreed to pay a minimum of $3,000 in monthly interest under the Revolving Facility, as well as a $1,000 monthly loan administration fee. In addition, the Company agreed to pay Rosenthal a facility fee at the Closing in the amount of $30,000. At each annual renewal of the Financing Agreement, the Company will pay Rosenthal a facility fee in the amount of $18,750.

The Company’s obligations under the Financing Agreement and related documents are secured by a continuing lien on and security interest in substantially all of the Company’s assets. The Company’s repayment obligations under the Revolving Facility are due on demand by Rosenthal or, at Rosenthal’s option, upon the expiration of the Financing Agreement and/or the occurrence of an event of default thereunder. The original term of the Financing Agreement will expire on May 31, 2016 but will automatically renew for successive one-year terms unless the Company elects not to renew the Financing Agreement by providing at least 60 days’ prior written notice thereof to Rosenthal. Rosenthal may terminate the Financing Agreement at any time upon 60 days’ prior written notice to the Company.

The Credit Facility replaced the Company’s $2.0 million credit facility with PNC Bank, National Association (“PNC”), under that certain Loan Agreement, dated as of June 28, 2012, as amended (the “PNC Facility”), and refinanced the amounts that were due under the PNC Facility. At the Closing, the Company paid approximately $1,030,707 to PNC in satisfaction of its obligations under the PNC Facility. In addition, the Company used proceeds from the Credit Facility, totaling approximately $310,649, to satisfy its obligations to Bank of America, N.A., under its Master Lease Agreement, dated as of December 13, 2011. As of June 30, 2014, we were out of compliance with one of the financial covenant contained in our credit facility with Rosenthal & Rosenthal as a result of the loss recorded for the second quarter of 2014.  We have reported this non-compliance to Rosenthal & Rosenthal and requested the wavier on the covenants.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature in September 2014, March 2017 and May 2017. The agreements require various monthly payments of principal and interest until maturity. As of June 30, 2014 and 2013, financed assets of $101,838 and $136,256, respectively, net of accumulated amortization of $67,126 and $32,707, respectively, are included in property and equipment on the balance sheets.  The weighted average interest rate was 3.75% at June 30, 2014 and June 30, 2013.

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

On November 8, 2013, Brekford Corp. and each member of the lender group agreed to further extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2014 or (ii) 10 business days after the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000. The Company anticipates the maturity date of these notes will be extended, as a result they are classified as long term liability.

As of June 30, 2014 and December 31, 2013, the amounts outstanding under the Promissory Notes totaled $500,000.

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements mature in April 2015. The agreements require various monthly payments and are secured by the assets under lease. As of June 30, 2014 and 2013, capital lease assets of $98,445 and $1,293,074, respectively, net of accumulated amortization of $0 and $940,927, respectively, are included in property and equipment on the balance sheets. Our weighted average interest rate was 5.84% at June 30, 2014 and June 30, 2013.

Operating Leases

The Company records rent expense under a non-cancelable operating leases expiring January 2015. Rent expense under this lease amounted to $73,947 and $82,573 for the six months ended June 30, 2014 and 2013, respectively.

The Company leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating leases expiring June 2015. Rent expense under this lease amounted to $23,400 and $21,466 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from one major customers during the six months ended June 30, 2014 represented 17% of the total net revenue for the period. Accounts receivable due from two customers at June 30, 2014 amounted to 53% of total accounts receivable.

For the period ended June 30, 2013, the Company had several contracts with government agencies, of which net revenue from one major customer represented 41% of the total net revenue for the period. Accounts receivable due from two customers at June 30, 2013 amounted to 64% of total accounts receivable. Accounts receivable due from customers at December 31, 2013 amounted to 25% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented from three major distributors. Revenues from hardware products amounted to 54% and 43% of total revenues for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, accounts payable due to these distributors amounted to 67% and 34% of total accounts payable, respectively. Accounts payable due to these distributors at December 31, 2013 amounted to 56% of total accounts payable at that date.

NOTE 7 - STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 7, 2010, Brekford Corp. issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in outstanding shares of its common stock from time to time over a period of 12 months in open market transactions or in privately negotiated transactions at the Company's discretion.  The stock repurchase program was subsequently extended for an additional 12 months until September 7, 2012.  On September 28, 2012, the Company adopted a new stock repurchase program which permits the Company to repurchase the $363,280 in shares that remained available for repurchase under the old program, with the same terms and conditions except that the term of the new stock repurchase program is 24 months. No shares were repurchased during the second quarter of 2014.

NOTE 8 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”). During the first quarter of 2014, Brekford Corp. granted stock options under the 2008 Incentive Plan to its non-employee directors.  These options have exercise prices equal to the fair market value of a share of common stock as of the date of grant and have terms of ten years.

Stock Options

Option grants during the six months ended June 30, 2014 were primarily made to non-employee directors who elected to receive options during the annual equity grant period in the first quarter of each fiscal year. The options had a grant date fair value of $0.10 per share and will vest and become exercisable with respect to option shares over a three year period commencing from the date of grant at a rate of 33.33% per year. The Company recorded $2,493 in stock option compensation expense during in the period ending June 30, 2014 related to the stock option grants.

Summary of the option activity for six months ended June 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$0.00	—	$0.00
Granted	225,000	0.20	—	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at June 30, 2014	225,000	0.20	4.6	0.00
Exercisable at June 30, 2014	—	0.00	—	0.00
Vested and expected to vest	225,000	0.20	4.6	0.00

The unrecognized compensation cost for unvested stock option awards outstanding at June 30, 2014 was approximately $19,945 to be recognized over approximately 2.65 years.

Restricted Stock Grants

During the six months ended June 30, 2014, the Company granted an aggregate of 50,000 shares of restricted stock to the directors as part of the agreement and in consideration of services rendered. The weighted average value of the shares amounted to $0.27 per share based upon the closing price of shares of common stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $13,500 in share-based compensation expense for the six-month period ended June 30, 2014 related to restricted stock grants. For the six months ended June 30, 2013, the Company recorded $17,750 in share-based compensation expense related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value

Nonvested restricted stock at January 1, 2014	—	$—
Granted	50,000	0.27
Vested	(50,000)	0.27
Forfeited or expired	—	—
Nonvested restricted stock at June 30, 2014	—	$—

NOTE 9 – INVENTORY

As of June 30, 2014 and December 31, 2013, inventory consisted of the following:

	June 30, 2014	December 31, 2013
Raw Materials	$595,114	$1,250,141
Work in Process	—	13,958
Total Inventory	$595,114	$1,264,099

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Basic net loss per share :
Net loss	$(826,682)	$(476,068)	$(1,398,295)	$(400,469)
Weighted average common shares outstanding	44,500,569	44,273,569	44,498,635	44,265,420
Basic net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Diluted net loss per share :
Net loss	$(826,682)	$(476,068)	$(1,398,295)	$(400,469)
Weighted average common shares outstanding	44,500,569	44,273,569	44,498,635	44,265,420
Potential dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	44,500,569	44,273,569	44,498,635	44,265,420
Diluted earnings per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Common stock equivalents excluded due to anti-dilutive effect	3,796,429	3,946,429	3,796,429	3,946,429

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. for the three and six months ended June 30, 2014 and 2013 and the financial condition of Brekford Corp. at June 30, 2014. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as Brekford Corp.’s audited financial statements that were included in its Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.   Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “will”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Annual Report; general economic, market, or business conditions and their effects; industry competition, conditions, performance and consolidation; changes in applicable laws or regulations; changes in the budgets and/or public safety priorities of our customers; economic or operational repercussions from terrorist activities, war or other armed conflicts; the availability of debt and equity financing; and other circumstances beyond our control.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations.

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

Overview

Brekford Corp. (OTCBB; OTCQB: BFDI) headquartered in Hanover, Maryland is a leading public safety technology service provider of fully integrated traffic safety solutions, parking enforcement citation collections and integrator of mobile technology equipment for public safety vehicle services to State and Local municipalities, the U.S. Military and various Federal public safety agencies throughout the United States. Brekfords combination of upfitting services, cutting edge technology, and automated traffic enforcement services offers a unique 360O solution for law enforcement agencies and municipalities. Our core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of safety solutions to our clients. Brekford has one wholly-owned subsidiary, Municipal Recovery Agency, LLC, a Maryland limited liability company, that was formed in 2012 for the purpose of providing collection systems and services for unpaid citations and parking fines.

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following tables summarize and compare selected items from the statements of operations for the six months ended June 30, 2014 and the six months ended June 30, 2013.

	Six Months Ended June 30,		(Decrease) / Increase
	2014	2013	$	%
Net Revenues	$8,554,594	$8,062,437	$492,157	6.10%

Cost of Revenues	7,306,372	6,133,937	1,172,435	19.11%

Gross Profit	$1,248,222	$1,928,500	$(680,278)	(35.27)%

Gross Profit Percentage of Revenue	14.59%	23.92%

Revenues

Revenues for the six months ended June 30, 2014 amounted to $8,554,594 as compared to revenues of $8,062,437 for the six months ended June 30, 2013, representing an increase of $492,157 or 6.10%.   The increase in revenues for the first six months of 2014 when compared to the same period of last year was primarily due to increase in sales for rugged IT products and electronic ticketing.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2014 amounted to $7,306,372 as compared to $6,133,937 for the six months ended June 30, 2013, an increase of $1,172,435 or 19.11%, primarily due to increases in the costs related to rugged IT products and vehicle upfitting services.

 Gross Profit

Gross profit for the six months ended June 30, 2014 amounted to $1,248,222 as compared to $1,928,500 for the six months ended June 30, 2013, a decrease of $680,278 or 35.27%, primarily due to lower profit margins from rugged IT products and vehicle upfitting services.

Expenses

	Six Months Ended June 30,		Increase / (Decrease)
	2014	2013	$	%
OPERATING EXPENSES
Salaries and related expenses	$933,596	$905,285	$28,311	3.13%
Selling, general and administrative expenses	1,641,214	1,338,315	302,899	22.63%
Total operating expenses	$2,574,810	$2,243,600	$331,210	14.76%

Salaries and Related Expenses

Salaries and related expenses for the six months ended June 30, 2014 amounted to $933,596 as compared to $905,285 for the six months ended June 30, 2013, an increase of $28,311 or 3.13%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 amounted to $1,641,214 as compared to $1,338,315 for the six months ended June 30, 2013, an increase of $302,899 or 22.63%. The increase was due to corporate expenses and a loss related to the disposal of obsolete ATSE equipment in order to eliminate a balance due with the equipment vendor.  As of June 30, 2014, all ATSE clients have been upgraded to Brekford’s latest integrated technology.

Net (Loss) Income

Net loss for the six months ended June 30, 2014 amounted to $1,398,295 compared to net loss of $400,469 for the six months ended June 30, 2013, an increase of $997,826 or 249.16%. The increase was primarily due to lower profit margins from rugged IT products and vehicle upfitting services and the loss related to disposal of ATSE equipment referenced above.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following tables summarize and compare selected items from the statement of operations for the three months ended June 30, 2014 and the three months ended June 30, 2013.

	Three Months Ended June 30,		(Decrease) / Increase
	2014	2013	$	%
Net Revenues	$3,892,307	$3,667,598	$224,709	6.13%

Cost of Revenues	3,232,244	3,002,452	229,792	7.65%

Gross Profit	$660,063	$665,146	$(5,083)	(0.76)%

Gross Profit Percentage of Revenue	16.96%	18.14%

Revenues

Revenues for the three months ended June 30, 2014 amounted to $3,892,307 as compared to revenues of $3,667,598 for the three months ended June 30, 2013, representing an increase of $224,709 or 6.13%. The increase in revenues for the three months ended June 30, 2014 when compared to the same period of last year was primarily due to an increase of $593,545 in sales for rugged IT products, partially offset by lower sales in vehicle upfitting services, electronic ticketing, and ATSE.  Lower sales in ATSE was primarily due to the termination of a contract that was in effect during the three months ended June 30, 2013.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2014 amounted to $3,232,244 as compared to $3,002,452 for the three months ended June 30, 2013, an increase of $229,792 or 7.65%, primarily due to an increase in the cost of rugged IT products, partially offset by a decrease in the cost of ATSE services

Gross profit for the three months ended June 30, 2014 amounted to $660,063 as compared to $665,146 for the three months ended June 30, 2013, a decrease of $5,083 or 0.76%, primarily due to lower profit margins from rugged IT products and vehicle upfitting services.

Expenses

	Three Months Ended June 30,		Increase / (Decrease)
	2014	2013	$	%
OPERATING EXPENSES
Salaries and related expenses	$445,967	$457,197	$(11,230)	(2.46)%
Selling, general and administrative expenses	1,004,930	635,851	369,079	58.04%
Total operating expenses	$1,450,897	$1,093,048	$357,849	32.74%

Salaries and Related Expenses

Salaries and related expenses for the three months ended June 30, 2014 amounted to $445,967 as compared to $457,197 for the three months ended June 30, 2013, a decrease of $11,230 or 2.46%, as the personnel count related to corporate infrastructure and business development remained relatively flat.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 amounted to $1,004,930 as compared to $635,851 for the three months ended June 30, 2013, an increase of $369,079 or 58.04%. The increase was primarily due to a loss related to the disposal of obsolete ATSE equipment in order to eliminate a balance due with the equipment vendor.  As of June 30, 2014, all ATSE clients have been upgraded to Brekford’s latest integrated technology.

Net (Loss) Income

Net loss for the three months ended June 30, 2014 amounted to $826,682 compared to net loss of $476,068 for the three months ended June 30, 2013, an increase of $350,614 or 277.09%. The increase was primarily due to lower profit margins from rugged IT products and vehicle upfitting services and the loss related to the disposal of ATSE equipment as referenced above.

Financial Condition, Liquidity and Capital Resources

At June 30, 2014, we had total current assets of $3.4 million and total current liabilities of $3.3 million resulting in a working capital of $0.1 million. Inventory totaled $0.6 million at June 30, 2014 and primarily consisted of raw materials related to future product sales.  The Company’s accumulated deficit increased to $10,466,857 at June 30, 2014 compared to $9,068,562 at December 31, 2013, as result of the net loss recorded for the first and second quarters of 2014. Cash flows provided by operations for the six months ended June 30, 2014 were $317,737.

At June 30, 2014, we had approximately $1 million of cash on hand.  Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results.

The Company intends to continue its efforts to expand sales of ATSE products, and such expansion may significantly increase the Company’s working capital needs.  Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from its $3,000,000 credit facilities with Rosenthal & Rosenthal will be sufficient to sustain the Company’s business initiatives through at least June 30, 2015.  Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate. As of June 30, 2014, the Company had $0.7 million in outstanding indebtedness under its line of credit and the term loan with Rosenthal & Rosenthal. As of June 30, 2014, we were out of compliance with one of the financial covenant contained in our credit facility with Rosenthal & Rosenthal as a result of the loss recorded for the second quarter of 2014.  We have reported this non-compliance to Rosenthal & Rosenthal and requested the wavier on the covenants.

As discussed in Note 4 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of June 30, 2014.  Unless their maturity dates are extended, these notes will mature on the earlier of (i) November 9, 2014 or (ii) ten business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

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

Cash Flows used in Operating Activities

Changes in cash flows used in operating activities resulted primarily from a decrease in profit margins for the six months ended June 30, 2014 as compared to the comparable period in 2013.

Cash Flows Used in Investing Activities

There were no capital expenditures in the second quarter of 2014 as compared to the same period in 2013. 2013 capital expenditure were primarily related to infrastructure to support our growth and to improve efficiencies.

Cash Flows Used in Financing Activities Changes in cash flows used in financing activities resulted primarily from principal payments under our capital equipment leases and line of credit for the period ended June 30, 2014 as compared to the comparable period in 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 discusses those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the six months ended June 30, 2014, and that no material changes therein have occurred.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2014 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Brekford Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, management identified, through its annual evaluation as of December 31, 2013, a material weakness in the Company’s internal control over financial reporting, in that the Company does not employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  Management has concluded that this material weakness likewise existed as of June 30, 2014.  The Company is addressing this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers. As of June 30, 2014, the Company engaged an outside consultant to provide assistance with the remediation of this weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, other than the engagement of the consultant described above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended June 30, 2014 that are material to the Company or its assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2014, Brekford Corp. granted an aggregate of 50,000 shares of restricted common stock to its directors under the 2008 Incentive Plan in consideration of Board services rendered to the Company.  Based on a per share price of $0.27 on the date of grant, these shares represent $13,500 in services rendered by the directors.  The shares were issued in reliance upon the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”), for securities issued in compensatory circumstances.  Accordingly, the shares may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements.

Issuer Repurchases of Equity Securities

Neither Brekford Corp. nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the quarter ended June 30, 2014.

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

Brekford Corp.

Date: August 15, 2014	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Financing Agreement, dated as of May 27, 2014, between Brekford Corp. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 28, 2014).

10.2
$500,000 Promissory Note, dated May 27, 2014, issued by Brekford Corp. in favor of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 28, 2014).

10.3
Form of Agreement to Subordinate and Assignment, dated as of May 27, 2014, between Brekford Corp. and each of C.B. Brechin and Scott Rutherford for the benefit of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 28, 2014).

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