Form 10-Q
period 2014-09-30
Brekford Corp.
filed 2014-11-07
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,500,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of October 24, 2014.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash, unrestricted	$525,776	$2,052,306
Restricted cash	1,034,042	—
Accounts receivable, net of allowance $0 at September 30, 2014 and December 31, 2013, respectively	2,538,527	1,390,300
Unbilled receivables	226,598	125,831
Prepaid expenses	139,480	47,148
Inventory	768,135	1,264,099
Total current assets	5,232,558	4,879,684
Property and equipment, net	364,792	1,593,202
Other non-current assets	116,507	187,132
TOTAL ASSETS	$5,713,857	$6,660,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,336,037	$1,731,706
Accrued payroll and related expenses	64,398	104,100
Line of credit	1,747,387	1,470,533
Term loan – current portion	250,000	—
Other liabilities	48,960	49,922
Deferred revenue	359,430	677,622
Customer deposits	47,737	27,640
Obligations under capital lease – current portion	140,209	616,115
Obligations under other notes payable – current portion	39,432	32,763
Deferred rent – current portion	9,895	48,632
Total current liabilities	5,043,485	4,759,033

LONG - TERM LIABILITIES
Convertible notes payable – stockholders	500,000	500,000
Obligations under capital lease, net of current portion	—	197,832
Other notes payable, net of current portion	45,855	78,514
Deferred rent, net of current portion	—	9,895
Term notes payable, net of current portion	229,167	—
Total long-term liabilities	775,022	786,241
TOTAL LIABILITIES	5,818,507	5,545,274

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,500,569 issued and outstanding, at September 30, 2014 and 44,450,569 issued and outstanding December 31, 2013	4,451	4,445
Additional paid-in capital	10,202,609	10,184,751
Treasury Stock, at cost 10,600 shares at September 30, 2014 and December 31, 2013	(5,890)	(5,890)
Accumulated deficit	(10,305,820)	(9,068,562)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(104,650)	1,114,744
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,713,857	$6,660,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

NET REVENUE	$5,314,554	$3,697,372	$13,869,147	$11,759,809

COST OF REVENUE	4,148,130	3,018,873	11,454,502	9,152,810

GROSS PROFIT	1,166,424	678,499	2,414,645	2,606,999

OPERATING EXPENSES
Salaries and related expenses	485,530	513,474	1,419,126	1,418,759
Selling, general and administrative expenses	473,392	683,899	2,114,605	2,022,214

TOTAL OPERATING EXPENSES	958,922	1,197,373	3,533,731	3,440,973

(LOSS) INCOME FROM OPERATIONS	207,502	(518,874)	(1,119,086)	(833,974)

OTHER (EXPENSE) INCOME
Interest expense	(46,465)	(49,618	(118,172)	(135,160)
Interest income	—	—	—	174
TOTAL OTHER INCOME (EXPENSE)	(46,465)	(49,618)	(118,172)	(134,986)

NET (LOSS) INCOME	$161,037	$(568,492)	$(1,237,258)	$(968,960)

(LOSS) EARNINGS PER SHARE – BASIC AND DILUTED	$0.00	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,500,569	44,273,569	44,999,287	44,268,166
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	48,071,998	44,273,569	44,999,287	44,268,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,237,258)	$(968,960)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	686,963	963,462
Share based compensation	17,863	17,750
Deferred rent	(48,632)	(47,312)
Bad debt expense	49,163	232,315
Loss on disposal of property and equipment	319,739	—
Changes In operating assets and liabilities:
Accounts receivables	(1,197,389)	498,799
Unbilled Receivables	(100,767)	31,692
Prepaid expenses and other non-current assets	(21,707)	(61,729)
Inventory	495,964	16,740
Customer deposits	20,097	(33,317)
Accounts payable and accrued expenses	856,331	(1,873,103)
Accrued payroll and related expenses	(39,702)	5,293
Other payables	(962)	(154)
Deferred revenue	(318,192)	260,757
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(518,489)	(957,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	(1,034,042)	—
Purchases of property and equipment	(30,293)	(304,792)
NET CASH USED IN INVESTING ACTIVITIES	(1,064,335)	(304,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	776,854	2,500,000
Payments on notes payable	(46,822)	(28,386)
Principal payments on capital lease obligations	(673,738)	(456,606)
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,294	2,015,008

NET CHANGE IN CASH	(1,526,530)	752,449

CASH – Beginning of period	2,052,306	1,415,252

CASH – End of period	525,776	$2,167,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$118,172	$137,627
Cash paid for income taxes	$962	$154
Purchase of property and equipment	$30,293	$380,202
Cash paid	(30,293)	(304,792)
Amount financed	$—	$75,410
Liabilities settled in exchange for equipment	$260,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required for annual financial statements.  In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.  The condensed consolidated balance sheet at December 31, 2013, has been derived from audited financial statements of that date.  The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year or any future interim period.  We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our annual report on Form 10-K for the year ended December 31, 2013.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the nine months ended September 30, 2014 and 2013.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells.

The Company also offers separately-priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the nine months ended September 30, 2014 and 2013 amounted to $339,712 and $263,757, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of September 30, 2014, 10,600 shares of Brekford Corp. common stock were held in treasury at an aggregate cost of $5,890.

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

Restricted Cash

Restricted cash represents temporarily restricted deposits held as compensating balances against outstanding balances due under our Credit Facility (as defined in Note 3) from Rosenthal. As of September 30, 2014, the Company had restricted cash of approximately $1,034,042.

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

Recent Accounting Pronouncements

In May 2014, the FASB amended the ASC and created Topic 606, Revenue from Contracts with Customers , to clarify the principles for recognizing revenue. This guidance will be effective for the Company beginning January 1, 2017 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We have not yet determined the effects of this new guidance on our financial statements.

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

The Credit Facility replaced the Company’s $2.0 million credit facility with PNC Bank, National Association (“PNC”), under that certain Loan Agreement, dated as of June 28, 2012, as amended (the “PNC Facility”), and refinanced the amounts that were due under the PNC Facility. At the Closing, the Company paid approximately $1,030,707 to PNC in satisfaction of its obligations under the PNC Facility. In addition, the Company used proceeds from the Credit Facility, totaling approximately $310,649, to satisfy its obligations to Bank of America, N.A., under its Master Lease Agreement, dated as of December 13, 2011. As of September 30, 2014, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the loss recorded for the first nine months of 2014. We reported this non-compliance to Rosenthal, and Rosenthal granted a waiver of the covenant for the quarters ended June 30, 2014 and September 30, 2014.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature in March 2017 and May 2017. The agreements require various monthly payments of principal and interest until maturity. At September 30, 2014 and 2013, financed assets of $83,053 and $127,088, respectively, net of accumulated amortization of $58,863 and $41,876, respectively, were included in property and equipment on the balance sheets.  The weighted average interest rate was 3.70% at September 30, 2014 and 3.75% at September 30, 2013.

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

On November 8, 2013, Brekford Corp. and each member of the lender group agreed to extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2014 or (ii) 10 business days after the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On November 4, 2014, Brekford Corp. and each member of the lender group agreed to further extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2015 or (ii) 10 business days after the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000

At September 30, 2014 and December 31, 2013, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 5 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements mature in April 2015. The agreements require various monthly payments and are secured by the assets under lease. As part of the liability setttlement to the vendor, certain leased obsolete ATSE equipment was disposed and upgraded with the Brekford’s latest integrated technology. At September 30, 2014 and 2013, capital lease assets of $0 and $1,112,741, respectively, net of accumulated amortization of $0 and $1,121,259, respectively, were included in property and equipment on the balance sheets. Our weighted average interest rate was 5.84% and 5.28% at September 30, 2014 and September 30, 2013, respectively.

Operating Leases

The Company records rent expense under a non-cancelable operating leases expiring January 2015. Rent expense under this lease amounted to $110,920 and $138,410 for the nine-month periods ended September 30, 2014 and 2013, respectively.

The Company leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating leases expiring June 2015. Rent expense under these leases amounted to $35,100 and $37,570 for the nine-month periods ended September 30, 2014 and 2013, respectively.

NOTE 6 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from two major customers during the nine months ended September 30, 2014 represented 21% of the total net revenue for the period. Accounts receivable due from two customers at September 30, 2014 amounted to 65% of total accounts receivable.

For the period ended September 30, 2013, the Company had several contracts with government agencies, of which net revenue from two major customers represented 34% of the total net revenue for the period. Accounts receivable due from two customers at September 30, 2013 amounted to 60% of total accounts receivable. Accounts receivable due from customers at December 31, 2013 amounted to 25% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented from one major distributor. Revenues from hardware products amounted to 54% and 49% of total revenues for the nine-month periods ended September 30, 2014 and 2013, respectively. At September 30, 2014 and 2013, accounts payable due to this distributor amounted to 34% and 56% of total accounts payable, respectively. Accounts payable due to these distributors at December 31, 2013 amounted to 56% of total accounts payable at that date.

NOTE 7 - STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 7, 2010, Brekford Corp. issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in outstanding shares of its common stock from time to time over a period of 12 months in open market transactions or in privately negotiated transactions at the Company's discretion.  The stock repurchase program was subsequently extended for an additional 12 months until September 7, 2012.  On September 28, 2012, the Company adopted a new stock repurchase program which permits the Company to repurchase the $363,280 in shares that remained available for repurchase under the old program, with the same terms and conditions except that the term of the new stock repurchase program is 24 months. No shares were repurchased during the third quarter of 2014.  The stock repusrchase program expired on September 28, 2014.

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

Stock Options

Option grants during the nine months ended September 30, 2014 were primarily made to non-employee directors who elected to receive options during the annual equity grant period in the first quarter of each fiscal year. The options had a grant date fair value of $0.10 per share and will vest and become exercisable with respect to option shares over a three year period commencing from the date of grant at a rate of 33.33% per year. The Company recorded $1,870 and $4,364 in stock option compensation expense during the three and nine-month period ended September 30, 2014 respectively related to the stock option grants.

Summary of the option activity for nine months ended September 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$0.00	—	$0.00
Granted	225,000	0.20	—	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at September 30, 2014	225,000	0.20	4.4	0.00
Exercisable at September 30, 2014	—		—	0.00
Vested and expected to vest	225,000	0.20	4.4	0.00

The unrecognized compensation cost for unvested stock option awards outstanding at September 30, 2014 was approximately $18,075 to be recognized over approximately 2.39 years.

Restricted Stock Grants

During the nine months ended September 30, 2014, the Company granted an aggregate of 50,000 shares of restricted stock to the directors as part of our director compensation program and in consideration of services rendered. The weighted average value of the shares amounted to $0.27 per share based upon the closing price of shares of common stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $13,500 in share-based compensation expense for the nine-month period ended September 30, 2014 related to restricted stock grants. For the nine months ended September 30, 2013, the Company recorded $17,750 in share-based compensation expense related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value

Nonvested restricted stock at January 1, 2014	—	$—
Granted	50,000	0.27
Vested	(50,000)	0.27
Forfeited or expired	—	—
Nonvested restricted stock at September 30, 2014	—	$—

NOTE 9 – INVENTORY

As of September 30, 2014 and December 31, 2013, inventory consisted of the following:

	September 30, 2014	December 31, 2013
Raw Materials	$768,135	$1,250,141
Work in Process	—	13,958
Total Inventory	$768,135	$1,264,099

NOTE 10 – (LOSS) EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per common share for the three- and nine-month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Basic (loss) earnings per share :
Net (loss) income	$161,037	$(568,492)	$(1,237,258)	$(968,960)
Weighted average common shares outstanding	44,500,569	44,273,569	44,499,287	44,268,166
Basic (loss) earnings per share	$0.00	$(0.01)	$(0.03)	$(0.02)

Diluted (loss) earnings per share :
Net (loss) income	$161,037	$(568,492)	$(1,237,258)	$(968,960)
Weighted average common shares outstanding	44,500,569	44,273,569	44,499,287	44,268,166
Potential dilutive securities	3,571,429	—	—	—
Weighted average common shares outstanding – diluted	48,071,998	44,273,569	44,499,287	44,268,166
Diluted (loss) earnings per share	$0.00	$(0.01)	$(0.03)	$(0.02)
Common Stock Equivalents excluded due to antidilutive effect	225,000	2,717,184	3,796,429	2,837,501

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. for the three- and nine-month periods ended September 30, 2014 and 2013 and the financial condition of Brekford Corp. at September 30, 2014. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as Brekford Corp.’s audited financial statements that were included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

Results of Operations for the Nine-Month Periods Ended September 30, 2014 and 2013

The following tables summarize and compare selected items from the statements of operations for the nine–month periods ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		(Decrease) / Increase
	2014	2013	$	%
Net Revenues	$13,869,147	$11,759,809	$2,109,338	17.94%

Cost of Revenues	11,454,502	9,152,810	2,301,692	25.15%

Gross Profit	$2,414,645	$2,606,999	$(192,354)	(7.38)%

Gross Profit Percentage of Revenue	17.41%	22.17%

Revenues

Revenues for the nine months ended September 30, 2014 amounted to $13,869,147 as compared to revenues of $11,759,809 for the nine months ended September 30, 2013, representing an increase of $2,109,338 or 17.94%. The increase in revenues for the nine months ended September 30, 2014 when compared to the same period of last year was primarily due to increased sales of Rugged IT products as well as professional upfitting services for our Vehicle Services product line.  ATSE sales experienced a modest decrease year over year as existing programs continue to mature, resulting in improved driver behavior and lower violation rates within communities served.  The Company continues to focus on generating efficient and stable growth in our Vehicle Services offerings, while building a pipeline of future recurring revenue streams for ATSE.  We anticipate increasing contributions from our ATSE product line as new clients and contracts are added.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2014 amounted to $11,454,502 as compared to $9,152,810 for the nine months ended September 30, 2013, an increase of $2,301,692 or 25.15%. The increase was primarily due to additional purchases of Rugged IT products corresponding to increased sales, offset by decreased direct labor costs for Vehicle Services installation.  Cost of revenues for Vehicle Services increased at a slightly lower rate than the revenue percentage increase, while ATSE cost of revenues decreased at a rate slightly higher than the corresponding revenue rate decrease.  These improvements were due mainly to increased operational efficiencies and professional services sales for Vehicle Services and improved conversion and collection rates for ATSE.

Gross Profit

Gross profit for the nine months ended September 30, 2014 amounted to $2,414,645 as compared to $2,606,999 for the nine months ended September 30, 2013, a decrease of $192,354 or 7.38%. Gross margin percentage for the nine months ended September 30, 2014 was 17.41% as compared to 22.17% for the nine months ended September 30, 2013.  Although gross margin percentages for both Vehicle Services and ATSE increased year over year, the overall gross margin decrease is attributable to a higher proportion of the gross margin being generated by Vehicle Services.  The Company continues to work on limiting costs for all product lines; however, within a given period overall gross margin percentages will be dependent upon the sales mix contributions.

Expenses

	Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,419,126	$1,418,759	$367	0.03%	%
Selling, general and administrative expenses	2,114,605	2,022,214	92,391	4.57%	%
Total operating expenses	$3,533,731	$3,440,973	$92,758	2.70%	%

Salaries and Related Expenses

Salaries and related expenses for the nine months ended September 30, 2014 amounted to $1,419,126 as compared to $1,418,759 for the nine months ended September 30, 2013, an increase of $367 or 0.03%.  The Company made a conscious decision to maintain complement levels and adjust tactical focus for the purposes of rebuilding our ATSE sales pipeline in the first two quarters of 2014, with a slight decrease in complement in the third quarter of 2014.  We will continue to monitor organizational requirements on a quarterly basis to ensure that investments in personnel ultimately correspond with future sales growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 amounted to $2,114,605 as compared to $2,022,214 for the nine months ended September 30, 2013, an increase of $92,391 or 4.57%. The slight increase was primarily driven by additional corporate, professional, and consulting expenses.

Net (Loss) Income

The Company recorded a net loss of $1,237,258 for the nine months ended September 30, 2014 compared to a net loss of $968,960 for the nine months ended September 30, 2013, an increase of $268,298 or 27.69%. The increase was primarily due to lower gross profit margins based on the sales mix contributions of Vehicle Services and ATSE as referenced above.  Despite the increased loss year over year, growth in Vehicle Services and a renewed focus on the ATSE pipeline should enable the Company to mitigate losses moving forward.

Results of Operations for the Three-Month Periods Ended September 30, 2014 and 2013

The following tables summarize and compare selected items from the statement of operations for the three-month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		(Decrease) / Increase
	2014	2013	$	%
Net Revenues	$5,314,554	$3,697,372	$1,617,182	43.74%

Cost of Revenues	4,148,130	3,018,873	1,129,257	37.41%

Gross Profit	$1,166,424	$678,499	$487,925	71.91%

Gross Profit Percentage of Revenue	21.95%	18.35

Revenues

Revenues for the three months ended September 30, 2014 amounted to $5,314,554 as compared to revenues of $3,697,372 for the three months ended September 30, 2013, representing an increase of $1,617,182 or 43.74%.  The increase in revenues for the three months ended September 30, 2014 when compared to the same period of last year was primarily due to increased sales for rugged IT products, electronic ticketing, and professional upfitting services for our Vehicle Services product line.  ATSE sales experienced a modest decrease year over year as existing programs continue to mature, resulting in improved driver behavior and lower violation rates within communities served.  The Company continues to focus on generating efficient and stable growth in our Vehicle Services offerings, while building a pipeline of future recurring revenue streams for ATSE.  We anticipate increasing contributions from our ATSE product line as new clients and contracts are added.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2014 amounted to $4,148,130 as compared to $3,018,873 for the three months ended September 30, 2013, an increase of $1,129,257 or 37.41%.  The increase was primarily due to additional purchases of Rugged IT products corresponding to increased sales, offset by decreased direct labor costs for Vehicle Services installation.  Cost of revenues for Vehicle Services increased at a slightly lower rate than the revenue percentage increase, while ATSE cost of revenues decreased at a rate significantly higher than the corresponding revenue rate decrease.  These improvements were due mainly to increased operational efficiencies and professional services sales for Vehicle Services and improved conversion and collection rates for ATSE.

Gross Profit

Gross profit for the three months ended September 30, 2014 amounted to $1,166,424 as compared to $678,499 for the three months ended September 30, 2013, an increase of $487,925 or 71.91%.  Gross margin percentage for the three months ended September 30, 2014 was 21.95% as compared to 18.35% for the three months ended September 30, 2013.  Gross margin percentages for both Vehicle Services and ATSE increased year over year, with Vehicle Services driving a higher percentage of the sales mix contribution, resulting in the overall increase.  The Company continues to work on limiting costs for all product lines; however, within a given period overall gross margin percentages will be dependent upon the sales mix contributions.

Expenses

	Three Months Ended September 30,		Increase / (Decrease)
	2014	2013	$	%
OPERATING EXPENSES
Salaries and related expenses	$485,530	$513,474	$(27,944)	(5.44)%
Selling, general and administrative expenses	473,392	683,899	(210,507)	(30.78)%
Total operating expenses	$958,922	$1,197,373	$(238,451)	(19.91)%

Salaries and Related Expenses

Salaries and related expenses for the three months ended September 30, 2014 amounted to $485,530 as compared to $513,474 for the three months ended September 30, 2013, a decrease of $27,944 or 5.44%.  The decrease was primarily due to a slight reduction in complement in conjunction with certain cost mitigation initiatives.  The Company will continue to monitor organizational requirements on a quarterly basis to ensure that investments in personnel ultimately correspond with future sales growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 amounted to $473,392 as compared to $683,899 for the three months ended September 30, 2013, a decrease of $210,507 or 30.78%, primarily due to decreases in depreciation, and bad debt expenses.  Lower depreciation expense was the result of the disposal of certain obsolete ATSE equipment as reported in the second quarter of 2014.  Lower bad debt expense was the result of recognizing ATSE revenue when collection efforts have been completed and the respective client has been billed.

Net (Loss) Income

The Company recorded  net income of $161,037 for the three months ended September 30, 2014 compared to a net loss of $568,492 for the three months ended September 30, 2013, an increase of $729,529 or 128.33%, primarily due to increased sales and higher gross profit margins coupled with lower operating expenses.  The positive turnaround for the three months ended September 30, 2014 is a result of continued efforts to increase Vehicle Services sales and margins and improve conversion and collection rates for existing ATSE clients, while restricting unnecessary operating costs.  The Company continues to focus on building the ATSE pipeline as well with a goal to begin converting prospects to contracted clients in the future.

Financial Condition, Liquidity and Capital Resources

At September 30, 2014, we had total current assets of $5.2 million and total current liabilities of $5.0 million resulting in working capital of $0.2 million. Inventory totaled $0.8 million at September 30, 2014 and primarily consisted of raw materials related to future product sales.  The Company’s accumulated deficit increased to $10,305,820 at September 30, 2014 compared to $9,068,562 at December 31, 2013, as result of the net loss recorded for the first nine months of 2014. Cash used in operating activities for the nine months ended September 30, 2014 was $518,489.

At September 30, 2014, we had approximately $0.5 million unrestricted of cash on hand.  Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results.

The Company intends to continue its efforts to expand sales of ATSE products, and such expansion may significantly increase the Company’s working capital needs.  Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from its $3,000,000 credit facility with Rosenthal & Rosenthal will be sufficient to sustain the Company’s business initiatives through at least September 30, 2015.  Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate. At September 30, 2014, the Company had $1.7 million in outstanding indebtedness under its line of credit and the term loan with Rosenthal & Rosenthal. As of September 30, 2014, we were out of compliance with one of the financial covenants contained in our credit facility from Rosenthal & Rosenthal as a result of the loss recorded for the first nine months of 2014. We reported this non-compliance to Rosenthal and Rosenthal granted a waiver of the covenant for the quarters ended June 30, 2014 and September 30.

As discussed in Note 4 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of September 30, 2014. On November 4, 2014 their maturity dates were extended to the earlier of (i) November 9, 2015 or (ii) ten business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

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

Cash Flows used in Operating Activities

Our cash flows from operating activities are significantly affected by our cash to support the growth of our business in areas such as selling, general and administrative. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in inventory, personnel related expenditures, accounts payable and other current assets and liabilities

Changes in cash flow used in operating activities resulted primarily from our net loss of $1.24 million during the nine-month period ended September 30, 2014.

Cash Flows used in Investing Activities

There were capital expenditures of $30,293 in the third quarter of 2014 as compared to $304,792 for the same period in 2013. Capital expenditure during the 2013 period were primarily related to infrastructure to support our growth and to improve efficiencies.

Cash Flows provided by Financing Activities Changes in cash flows provided by financing activities resulted primarily from borrowings on our line of credit offset by principal payments under our capital equipment leases for the period ended September 30, 2014 as compared to the same period in 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 discusses those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the nine months ended September 30, 2014, and that no material changes therein have occurred.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2014 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Brekford Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, management identified, through its annual evaluation as of December 31, 2013, a material weakness in the Company’s internal control over financial reporting, in that the Company does not employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  Management has concluded that this material weakness likewise existed as of September 30, 2014.  The Company is addressing this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers. As of September 30, 2014, the Company engaged in an interview process to identify an outside consultant to provide assistance with the remediation of this weakness.  The Company intends to select a consultant and define a specific engagement prior to December 31, 2014 given the availability of adequate funding.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, other than the search for the consultant as described above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended September 30, 2014 that are material to the Company or its assets.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2014, Brekford Corp. granted an aggregate of 50,000 shares of restricted common stock to its directors under the 2008 Incentive Plan in consideration of Board services rendered to the Company.  Based on a per share price of $0.27 on the date of grant, these shares represent $13,500 in services rendered by the directors.  The shares were issued in reliance upon the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”), for securities issued in compensatory circumstances.  Accordingly, the shares may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements.

Issuer Repurchases of Equity Securities

Neither Brekford Corp. nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the quarter ended September 30, 2014.

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

Brekford Corp.

Date: November 5, 2014	By:	/s/ C.B. Brechin
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