Form 10-K
period 2014-12-31
Brekford Corp.
filed 2015-03-27
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on June 30, 2014:  $3,592,980 based upon the closing sales price reported on the Over-the-Counter Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 44,632,569 as of March 20, 2015.

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

Overview

Brekford Corp. (OTCBB; OTCQB: BFDI) headquartered in Hanover, Maryland is a leading public safety technology service provider of fully integrated traffic safety solutions, parking enforcement citation collections and integrator of mobile technology equipment for public safety vehicle services to State and Local municipalities, the U.S. Military and various Federal public safety agencies throughout the United States. Brekford’s combination of upfitting services, cutting edge technology, and automated traffic enforcement services offers a unique 360º solution for law enforcement agencies and municipalities. Our core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of safety solutions to our clients. We have one wholly-owned subsidiary, Municipal Recovery Agency, LLC, a Maryland limited liability company, that was formed in 2012 for the purpose of providing collection systems and services for unpaid citations and parking fines.

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

Regardless of the increased safety effects and prevention of fatalities, there is still a common misconception that automated traffic safety enforcement systems are not supported by the general public.  An IIHS survey conducted in November, 2012 found that a large majority of people living in Washington, D.C., one of the largest combined red light and speed enforcement programs in the U.S., favor camera enforcement.  Of those surveyed, 87% support red light cameras and 76% support speed cameras.  Even the majority of violators (59%) agreed that they deserved their most recent citation  In 2012 IIHS reported that 633 people were killed and an estimated 133,000 were injured in crashes that involved red light running  Speeding was a factor in 31% of motor vehicle crash deaths in 2012.

Brekford’s automated traffic safety enforcement (“ATSE”) products offer intersection safety (red light), photo speed, and work zone options by way of a complete suite of solution-based products.  By assembling a team of industry professionals with the most experience in this field, we have developed equipment and a full turn-key solution that we believe will ensure the success of any program.  Having the advantage of a team with experience, we have created and implemented some of the most cutting-edge features into our design – while constructing end-to-end systems specifically with our clients’ needs in mind.

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

Toughbook Arbitrator is a rugged revolution in law enforcement video capture. The fully integrated system offers unparalleled video capture (up to 360 degrees), storage and transfer, and is designed to work with back-end software for seamless video management, including archiving and retrieving.  Brekford augments this solution with an Automatic License Plate Reader (ALPR / LPR), an image-processing technology used to identify vehicles by their license plates.  License Plate Readers (LPRs) can record plates at about one per second at speeds of up to 70 MPH and they often utilize infrared cameras for clarity and to facilitate reading at any time of day or night. The data collected can either be processed in real-time, at the site of the read, or it can be transmitted to remote centers and processed at a later time.  When combined with wearable body cameras, our total client solution provides a video capture solution that maintains the chain of evidence from the initial event through to court proceedings.

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

Purchasing and Order Fulfillment

We work with manufacturers and distributors to secure the lowest cost possible while taking advantage of any available incentives in order to maximize product margins, provide competitive pricing and minimize delivery time to our customers. Typically, once our sales team receives orders from our customers, we then purchase the required products from manufacturers and then sell (and where necessary install) the products to our customers.

Business Strategy

Brekford Corp. is a technology services provider of mobile computer and video systems through its vehicle upfitting services to homeland security agencies and federal, state, and local law enforcement agencies and traffic safety enforcement which includes photo speed, red light, and parkingenforcement solutions and citation management for municipalities. The primary products and services from which Brekford has earned revenue and anticipates we will continue to earn revenue is through this suite of products and services.

The public safety communications market is a $4.2 billion market, with rugged mobile technology growing at more than 10% per annum. Police, fire and EMS personnel have unique requirements for communication, ruggedness, reliability and quality. Their equipment must be able to work in extreme environments that include high levels of vibration and shock, wide temperature ranges, varying humidity, electromagnetic interference and voltage and current transients.  Furthermore, public safety personnel and emergency responders are demanding tailored mobile communication solutions that enable real-time access and exchange of critical data to assure timely and precise resource allocation by public sector decision makers. Brekford’s in-vehicle technology and communication solutions provide public safety workers and emergency responders with the unique functionalities necessary to enable effective response to emergency situations.

ATSE solutions include speed and red-light camera technologies that are increasingly in demand, as well as parking enforcement solutions with a complete turnkey backend citation management software suite. The U.S. market for red-light systems is estimated at 20,000 to 30,000 systems and the market for speed cameras is estimated at 35,000 to 50,000 systems. According to the IIHS, as of March 2015, 466 communitities have red light cameras currently operating and 138 communities have speed cameras operating in at least one location. We have established a foothold in this business by securing contracts with several municipalities in the Mid-Atlantic region, and we are currently implementing plans for national and international expansion. There are only a handful of competitors that are currently providing ATSE services with three companies that are considered leaders of this industry. Management believes that the Company possesses a technical advantage over its competitors.  Due to our flexible customized solutions and superior customer service, we believe we are poised to capture increased market share in the U.S., Mexico, and other countries in the near future.

Competition

Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by extensive fragmentation.  Further, although there are only a handful of competitors in our industry, competition among those companies is intense.  Larger competitors may have greater buying power and, therefore, may be able to offer better pricing that we can offer, which is one of the key factors in determining whether a contract will be awarded by local, state and federal agencies with limited budgets. The majority of our sales are to government agencies and other government contractors with historically stable operating budgets, thus our operating results and growth are largely dependent on national and local economic conditions.  At the same time, we believe that our technology, size, and strategy provide more flexibility when bidding on contracts in smaller to medium sized municipalities which collectively constitutes the majority of installation opportunities within the U.S.

To address these competitive pressures and industry trends, we intend to grow revenues by:

●	Offering an expanded platform of products and higher-end technical services to our existing customers;

●	Increasing our customer base by expanding our offerings into additional regions;

●	Offering a 360 Degree one-stop shop for “smart” law enforcement vehicle and municipal lease/financing options on full vehicle build-outs;

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

●
Increasing ATSE installation and services (speed, red light, and parking) both nationally and internationally. The global economic environment may present opportunities and challenges in the year ahead, yet municipalities will still need to address road safety issues and photo-enforcement is a crucial tool in that task; and

●	We intend to continue to invest in research and development to ensure that out technologies remain at the forefront of the industry.

Customers

The Company has several contracts with government agencies, of which net revenue from one customer during the year ended December 31, 2014 represented 10% of the total net revenue for such year. One customer accounted for 53% of total accounts receivable as of December 31, 2014.

Future Legislation

Because much of our business growth involves providing traffic enforcement solutions to governmental agencies and municipalities, the future passage of laws and regulations affecting red light camera and speed camera systems could have a material adverse impact on our business.  Camera-operated traffic enforcement solutions have recently been the subject of significant public criticism and legislators in various jurisdictions have introduced, or have indicated that they intend to introduce, legislation to better monitor and control traffic enforcement activities.  For example, legislation passed in Maryland in 2014 imposes a civil penalty on enforcement contractors if they issue erroneous citations on behalf of a municipality. It also prohibits contractors from receiving compensation based on the number of citations issued by the municipality or citations actually paid.  We cannot predict whether additional pieces of legislation will be enacted, or the impact they may have on our business.

Employees

As of February 28, 2015, we employed 42 full-time employees. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements.  We anticipate hiring additional employees to ensure timely delivery of customer projects and services, as necessary. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Hanover, Maryland in an approximately 22,000 square foot office and warehouse facility which is leased at various monthly rates through April 30, 2020. The Company also leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, who are officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a three-year lease with Peppermill, which was subsequently amended to extend the lease expiration date to June 30, 2015. This space is used for the expansion of business. The total minimum annual lease payments due under the Company’s lease agreements are $941,353.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 27, 2015, 44,632,569 shares of Brekford Corp. common stock were outstanding and held by approximately 55 stockholders of record (based solely on the information provided to us by our transfer agent). This number of stockholders does not include:

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

	High	Low
Fiscal year ended December 31, 2013:
First Quarter	$0.78	$0.50
Second Quarter	$0.74	$0.49
Third Quarter	$0.65	$0.51
Fourth Quarter	$0.52	$0.11
Fiscal year ended December 31, 2014:
First Quarter	$0.34	$0.14
Second Quarter	$0.20	$0.10
Third Quarter	$0.39	$0.13
Fourth Quarter	$0.49	$0.16

On March 26, 2015, the closing sales price of our common stock as reported on the OTCBB was $0.19 per share.

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

Equity Compensation Plan

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding Brekford Corp’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Repurchases

On September 28, 2012, the Company’s board of directors adopted a stock repurchase program which permits the Company to repurchase up to $363,280 in shares of our common stock in open market transactions or in privately negotiated transactions at the Corporation’s discretion over a 24-month period.  The stock repurchase program expired on September 28, 2014. The Company announced this stock repurchase program in a Current Report on Form 8-K filed with the SEC on October 16, 2012.

Unregistered Sales of Equity Securities

On January 7, 2014, the Company issued 50,000 shares of restricted common stock, having a fair market value of $0.27 per share, to the Company’s directors under the Company’s 2008 Stock Incentive Plan as part of our director compensation program and in consideration of services rendered.  These shares were issued in reliance on the exemption from registration provided by Rule 701 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  All other equity securities of the Company sold during 2014 in transactions that were not registered under the Securities Act were previously reported in the Company’s Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

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

The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2011. The Company’s policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

Results of Operations

Results of Operations for the Years Ended December 31, 2014 and 2013

The following tables summarize and compare selected items from the statements of operations for the years ended December 31, 2014 and 2013.

	Year Ended December 31,		Increase(Decrease)
	2014	2013	$	%
Net Revenues	$17,659,533	$13,619,306	$4,040,227	29.67%
Cost of Revenues	14,527,646	10,183,078	4,344,568	42.66%
Gross Profit	$3,131,887	$3,436,228	$(304,341)	(8.86)%

Gross Profit Percentage of Revenue	17.7%	25.2%

Revenues

Revenues for the year ended December 31, 2014 were $17,659,533 compared to $13,619,306 for the year ended December 31, 2013, an increase of $4,040,227 or 29.67%, primarily due to increased sales of rugged IT products as well as professional upfitting services for our Vehicle Services product line.  ATSE sales experienced a modest decrease year over year as existing programs continue to mature, resulting in improved driver behavior and lower violation rates within communities served.  The Company continues to focus on generating efficient and stable growth in our Vehicle Services offerings, while building a pipeline of future recurring revenue streams for ATSE.  We anticipate increasing contributions from our ATSE product line as new clients and contracts are added.

The Company anticipates that, beginning in the second quarter of 2015, it will receive revenue from the City of Saltillo Mexico under an exclusive agreement signed in 2014 with Grupo Canviso Tec (“Canviso”), a Mexican Corporation, for the purposes of supplying turnkey ATSE services to cities and municipalities in Mexico. Per the arrangement, Brekford will provide all camera equipment, software, infrastructure, related technology, and ongoing support for any contracts in which Canviso enters within Mexico. Canviso’s responsibility, in addition to business development, includes day-to-day operations such as processing, printing, mailing, and collections. In exchange for its services, the Company will receive 50% of all amounts paid to Canviso via contractual arrangements for supply of these services. In November 2014, Canviso signed a three year contract with the City of Saltillo Mexico to provide turnkey ATSE services with provisions to install up to 210 speed and red light cameras throughout the City. In exchange for the services, Canviso will receive 30% of all collected proceeds from issued fines. All infrastructure, equipment, servers, and the first ten speed camera units have been installed and tested in preparation for scheduled startup in the second quarter of 2015. The Company has provided the initial equipment and will continue assisting with installations of new equipment throughout 2015 in support of the program. Based on initial volumetric testing of speeding infractions in Saltillo, and the Company’s experience with existing clients regarding citation issuance and collection rates, we are anticipating a significant source of revenue from this program. Additionally we are in discussions and providing testing support for several other surrounding cities. At least one of these other prospective clients is similar in size and scope to the Saltillo program. Since the Company and Canviso bear all collections risk, and although we have performed a detailed analysis of collections potential, the Company cannot be certain of the collection rates from these programs until operations begin. Additionally, the Company nor Canviso, can be certain that the projected startup date for Saltillo will not be delayed.

Cost of Revenues

Cost of revenues for the year ended December 31, 2014 was $14,527,646 compared to $10,183,078 for the year ended December 31, 2013, an increase of $4,344,568 or 42.66%.  The increase was primarily due to additional purchases of Rugged IT products corresponding to increased sales, offset by decreased direct labor costs for Vehicle Services installation.

Gross Profit

Gross profit for the year ended December 31, 2014 amounted to $3,131,887 as compared to $3,436,228 for the year ended December 31, 2013, a decrease of $304,341 or 8.86%. Gross margin percentage for the year ended December 31, 2014 was 17.7% as compared to 25.2% for the year ended December 31, 2013.  Gross margin for ATSE increased year over year while gross margin for Vehicle Services was down slightly.  The overall gross margin decrease is attributable to a higher proportion of revenues generated by Vehicle Services.

Expenses

	Year Ended December 31,		Increase(Decrease)
	2014	2013	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,878,671	$1,956,640	$(77,969)	(3.98)%
Selling, general and administrative expenses	2,585,302	2,721,650	(136,348)	(5.01)%
Total operating expenses	$4,463,973	$4,678,290	$(214,317)	(4.58)%

Salaries and Related Expenses

Salaries and related expenses for the year ended December 31, 2014 amounted to $1,878,671 compared to $1,956,640 for the year ended December 31, 2013, a decrease of $77,969 or 3.98%.  The Company had a net reduction of six full-time employees at December 31, 2014 as compared to December 31, 2013.  Management made a conscious decision to retain and supplement key management and business development personnel in order to focus on growth initiatives.  We will continue to monitor organizational requirements on a quarterly basis to ensure that investments in personnel ultimately correspond with future sales growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2014 were $2,585,302 compared to $2,721,650 for the year ended December 31, 2013, a decrease of $136,348 or 5.01%, primarily due to decreases in depreciation, and bad debt expenses.  Lower depreciation expense was the result of the disposal of certain obsolete ATSE equipment as reported in the second quarter of 2014.  Lower bad debt expense was the result of recognizing ATSE revenue when collection efforts have been completed and the customer has been billed.

Other Expense and Income

	Year Ended December 31,		(Decrease)/Increase
	2014	2013	$	%
OTHER (EXPENSE) INCOME
Interest expense	$(170,561)	$(181,030)	$10,469	(5.78)%
S Interest income	—	174	(174)	(100)%
O Other income (expense)	—	3,332	(3,332)	(100)%
Total other (expense) income	$(170,561)	$(177,524)	$6,963	(3.92)%

Interest expense for the year ended December 31, 2014 was $170,561 compared to $181,030 for the year ended December 31, 2013, a decrease of $10,469 or 5.78%.

Interest income for the year ended December 31, 2014 was $0 compared to $174 for the year ended December 31, 2013, a decrease of $174.  The decrease resulted primarily from a decrease in funds invested in interest bearing accounts.

Net Loss

The Company recorded a net loss of $1,502,647 for the year ended December 31, 2014 compared to a net loss of $1,419,586 for the year ended December 31, 2013, an increase of $83,061 or 5.85%.  The increase was primarily due to lower gross profit margins based on the sales mix contributions of Vehicle Services and ATSE as referenced above.  Despite the increased loss year over year, growth in Vehicle Services and a renewed focus on the ATSE pipeline should enable the Company to mitigate losses moving forward as newly added contracts begin generating revenue in the second quarter of 2015 and beyond.  Basic and diluted net loss per common share were $0.03 for both 2014 and 2013.

Financial Condition, Liquidity and Capital Resources

At December 31, 2014, we had total current assets of approximately $3.85 million and total current liabilities of approximately $3.92 million, resulting in a working capital deficit of approximately $70 thousand. Inventory totaled $0.7 million at December 31, 2014 and primarily consisted of raw materials related to future product sales. In comparison, at December 31, 2013, we had total current assets of approximately $4.9 million and total current liabilities of approximately $4.8 million, resulting in a working capital surplus of approximately $0.1 million.

The Company’s accumulated deficit increased to $10,571,209 at December 31, 2014 from $9,068,562 at December 31, 2013, as result of the net loss recorded for 2014. Cash flows used in operations for the year ended December 31, 2014 were $306,783, compared to cash flows provided by operations for the year ended December 31, 2013 was $92,346.

The Company relies on cash reserves, cash flows from operations and the Credit Facility (as defined below) to fund its operations.  At December 31, 2014, the Company had approximately $1.1 million in unrestricted cash available, compared to approximately $2.1 million at December 31, 2013.  In addition, the Company has established a credit facility (the “Credit Facility”) with Rosenthal & Rosenthal (“Rosenthal”) consisting of $2.5 million in revolving loans (the “Revolving Facility”) and a $500,000 non-revolving term loan (the “Term Loan”).  The amount of funds available under the Revolving Facility from time to time is subject to certain limits based on, among other things, the Company’s receivables and inventory.  At December 31, 2014, the Company had $1.2 million in outstanding indebtedness under the Revolving Facility and $416,667 in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $1.3 million under the Revolving Facility. As of December 31, 2014, we were out of compliance the financial covenants contained in the Credit Facility as a result of the loss recorded for the year ended December 31, 2014.  We reported this non-compliance to Rosenthal, who granted a waiver for the year ended December 31, 2014.

As discussed in Note 6 to the condensed consolidated financial statements presented elsewhere in this Annual Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of December 31, 2014.  On November 4, 2014, the maturity dates of these unsecured promissory notes were extended to the earlier of (i) November 9, 2015 or (ii) ten business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

The Company intends to continue its efforts to expand sales of ATSE products, and such expansion may significantly increase the Company’s working capital needs. On March 17, 2015 the Company entered into a note and warrant purchase agreement providing for immediate funding of $650,000 (see Note 14 to the condensed consolidated financial statements presented elsewhere in this Annual Report for additional detail). The primary use of proceeds will be to acquire necessary equipment for the initial phase of a 210 camera project in Mexico providing turnkey ATSE services to the City of Saltillo, which is expected to begin operation in the second quarter of 2015. We anticipate positive cash flow generation from this project within two months after commencement of operations. Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from the Credit Facility will be sufficient to sustain the Company’s business initiatives through at least December 31, 2015. Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate.

In the event that the Company’s cash reserves, cash flow from operations and funds available under the Credit Facility are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.  No assurance can be given that the Company will be able to obtain additional capital in the future or that such capital will be available to the Company on acceptable terms.  The Company’s ability to obtain additional capital will be subject to a number of factors, including market conditions, the Company’s operating performance and investor sentiment, which may make it difficult for the Company to consummate a transaction at the time, in the amount and/or upon the terms and conditions that the Company desires.  If the Company is unable to raise additional capital at the times, in the amounts, or upon the terms and conditions that it desires, then it might have to delay, scale back or abandon its expansion efforts.  Even with such changes, the Company’s operations could consume available capital resources and liquidity.

Cash Flows used in Operating Activities

There were capital expenditures of $40,293 during the year ended December 31, 2014 as compared to $304,792 during 2013. Capital expenditure during 2013 were primarily related to infrastructure to support our growth and to improve efficiencies with new technology.

Cash Flows used in Investing Activities

There were capital expenditures of $40,293 during the year ended December 31, 2014 as compared to $304,792 during 2013. Capital expenditure during 2013 were primarily related to infrastructure to support our growth and to improve efficiencies with new technology.

Cash Flows provided by Financing Activities

When comparing the year ended December 31, 2014 to the year ended December 31, 2013, changes in cash flows provided by financing activities resulted primarily from borrowings under the Credit Facility offset by principal payments under our capital equipment leases.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brekford Corp.

We have audited the accompanying consolidated balance sheets of Brekford Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the two year period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brekford Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Stegman & Company

Baltimore, Maryland
March 27, 2015

BREKFORD CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash, unrestricted	$1,112,881	$2,052,306
Accounts receivable, net of allowance $0 at December 31, 2014 and 2013, respectively	1,706,704	1,390,300
Unbilled receivables	198,725	125,831
Prepaid expenses	146,569	47,148
Inventory	681,948	1,264,099
Total current assets	3,846,827	4,879,684
Property and equipment, net	284,322	1,593,202
Cash, restricted	21,795	—
Other non-current assets	112,132	187,132
TOTAL ASSETS	$4,265,076	$6,660,018
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,842,892	$1,731,706
Accrued payroll and related expenses	23,252	104,100
Line of credit	1,191,353	1,470,533
Term loan – current portion	250,000	—
Other liabilities	48,669	49,922
Deferred revenue	255,405	677,622
Customer deposits	137,826	27,640
Obligations under capital lease – current portion	140,209	616,115
Obligations under other notes payable – current portion	28,602	32,763
Deferred rent – current portion	—	48,632
Total current liabilities	3,918,208	4,759,033

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Obligations under capital lease, net of current portion	—	197,832
Other notes payable - net of current portion	48,371	78,514
Deferred rent, net of current portion	—	9,895
Term notes payable, net of current portion	166,667	—
Total long-term liabilities	715,038	786,241
TOTAL LIABILITIES	4,633,246	5,545,274

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,500,569 issued and outstanding, at December 31, 2014 and 44,450,569 issued and outstanding at December 31, 2013	4,450	4,445
Additional paid-in capital	10,204,479	10,184,751
Treasury Stock, at cost 10,600 shares at December 31, 2014 and 2013 respectively	(5,890)	(5,890)
Accumulated deficit	(10,571,209)	(9,068,562
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(368,170)	1,114,744
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$4,265,076	$6,660,018

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013

Net Revenue	$17,659,533	$13,619,306
Cost of Revenue	14,527,646	10,183,078
Gross profit	3,131,887	3,436,228

Operating expenses:
Salaries and related expenses	1,878,671	1,956,640
Selling, general and administrative expenses	2,585,302	2,721,650
Total operating expenses	4,463,973	4,678,290
Loss from operations	(1,332,086)	(1,242,062)
Other (expense) income:
Interest expense	(170,561)	(181,030)
Interest income	—	174
Other income (expense)	—	3,332
Total other (expense)income	(170,561)	(177,524)
Loss before income taxes	(1,502,647)	(1,419,586)
Income tax expense	—	—
Net loss	$(1,502,647)	$(1,419,586)

Loss per share – basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding used in computing per share amounts:
Basic	44,499,610	44,283,364
Diluted	44,499,610	44,283,364

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2014 and 2013

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE – January 1, 2013	44,248,569	$4,425	(10,600)	$(5,890)	$10,127,461	$(7,648,976)	$2,477,020
Restricted shares issues to employees	152,000	15	—	—	28,545	—	28,560
Restricted shares issues to non-employees	50,000	5	—	—	28,745	—	28,750
Repurchase of common stock	—	—
Net loss	—	—	—	—	—	(1,419,586)	(1,419,586)
BALANCE-December 31, 2013	44,450,569	4,445	(10,600)	(5,890)	10,184,751	(9,068,562)	1,114,744
Restricted shares issues to non-employees	50,000	5	—	—	13,495	—	13,500
Stock options to non-employees			—	—	6,233	—	6,233
Net loss	—	—	—	—	—	(1,502,647)	(1,502,647)
BALANCE – December 31, 2014	44,500,569	$4,450	$(10,600)	$(5,890)	$10,204,479	$(10,571,209)	$(368,170)

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,502,647)	$(1,419,586)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	777,434	1,264,643
Share-based compensation and payments to consultants	19,733	57,310
Bad debt expense	51,178	249,268
Loss on disposal of property and equipment	319,739	—
Changes in operating assets and liabilities:
Accounts receivable	(367,581)	2,596,451
Unbilled receivables	(72,894)	82,221
Prepaid expenses and other non-current assets	(24,421)	101,996
Inventory	582,151	(591,225)
Accounts payable and accrued expenses	363,184	(2,361,650)
Accrued payroll and related expenses	(80,848)	25,798
Other liabilities	(1,253)	(154)
Customer deposits	110,186	(43,559
Deferred rent	(58,527)	(63,005)
Deferred revenue	(422,217)	193,838
Net cash (used in) provided by operating activities	(306,783)	92,346

Cash flows from investing activities:
Purchases of property and equipment	(40,293)	(304,792)
Restricted Cash	(21,795)	—
Net cash used in investing activities	(62,088)	(304,792)

Cash flows from financing activities:
Net change in line of credit	(297,180)	1,470,533
Principal payments on lease obligation	(673,738)	(583,976)
Payments on other notes payable	(34,303)	(37,057)
Borrowings on term notes	500,000	—
Payments on term notes	(83,333)
Net cash (used in) provided by financing activities	(570,554)	849,500
Net change in cash	(939,425)	637,054
Cash – beginning of year	2,052,306	1,415,252
Cash – end of year	$1,112,881	$2,052,306

Supplemental disclosures of cash flow information:
Cash paid for interest	$170,561	$181,030
Cash paid for income taxes	$1,253	$154
Property and equipment acquisitions	$40,293	$380,202
Cash paid for property and equipment acquisitions	(40,293)	(304,792)
Property and equipment acquisitions financed	$—	75,410
Liabilities settled in exchange for equipment	$260,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2014 and 2013

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

NOTE 2 – LIQUIDITY

For the year ended December 31, 2014 the company incurred a net loss of $1.5 million, and used $300 thousand of cash for operations. Additionally, at December 31, 2014 the company has cash available of $1.1 million but a working capital deficit of $70 thousand. During 2014, the Company established a credit facility (see Note 5) that has approximately $1.3 million available at December 31, 2014. The Company expects to begin operations on its Saltillo Mexico contract in the second quarter of 2015. A $650 thousand note was entered into March 2015 (see Note 14) to provide the necessary startup capital for this contract and any other operational needs. The Company expects this contract, as well as the overall Company, to generate positive cash flow for the period ending December 31, 2015.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from the credit facility and the note will be sufficient to sustain the Company’s business initiatives through at least December 31, 2015, but there can be no assurance that these measures will be successful or adequate.  In the event that the Saltillo project is delayed or if projected cash flow does not meet expectations, the Company is prepared to take immediate action with respect to cost reductions to align future expenditures with existing revenue streams.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the accounts of Brekford Corp. and its wholly-owned subsidiary, Municipal Recovery Agency, LLC. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”)
requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, sales returns, allowance for inventory obsolescence, fair value of long-lived assets, deferred taxes and valuation allowance, and the depreciable lives of fixed assets. Actual results could differ from those estimates.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were $10,111 for the year ended December 31, 2014 and $4,029 for the year ended December 31, 2013.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company also offers separately-priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the years ended December 31, 2014 and 2013 amounted to $443,737 and $375,756, respectively.

For automated traffic safety enforcement revenue, the Company recognizes the revenue when the required collection efforts are completed and the respective municipality is billed depending on the terms of the respective contract. The Company records revenue related to automated traffic violations for the Company’s share of the violation amount.

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in products revenues and all costs of shipping and handling are included in cost of sales in the accompanying consolidated statements of operations. The Company incurred shipping and handling costs of $57,843 and $75,134 for the years ended December 31, 2014 and 2013, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. These expenses are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expense amounted to $30,412 and $16,500 for the years ended December 31, 2014 and 2013, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of December 31, 2014, 10,600 shares of our common stock were held in treasury at an aggregate cost of $5,890.

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

The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2011. The Company’s policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

Restricted Cash

Restricted cash represents temporarily restricted deposits held as compensating balances against outstanding balances due under our Credit Facility (as defined in Note 5). As of December 31, 2014, the Company had restricted cash of approximately $21,795.

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

Recent Accounting Pronouncements

In May 2014, the FASB amended the ASC and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance will be effective for the Company beginning January 1, 2017 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We have not yet determined the effects of this new guidance on our financial statements.

In August 2014, the FASB issued a new U.S. GAAP accounting standard that provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new accounting standard requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new accounting standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2014	2013
Leasehold improvements	$502,092	$502,092
Computer equipment and software	519,368	509,368
Vehicles	333,531	333,531
Furniture	100,089	100,089
Cameras	574,753	2,808,753
Phone equipment	48,817	48,817
Handheld ticketing system	30,293	—
	2,108,943	4,302,650
Accumulated depreciation and amortization	(1,824,621)	(2,709,448)
	$284,322	$1,593,202

Depreciation and amortization of property and equipment for the years ended December 31, 2014 and 2013 was $777,434 and $1,264,643, respectively. The decrease in the property and equipment was the result of the disposal of certain obsolete ATSE equipment as reported in the second quarter of 2014.

NOTE 5 – LINE OF CREDIT AND OTHER NOTES PAYABLE

On May 27, 2014, Brekford Corp. closed (the “Closing”) on an aggregate $3.0 million credit facility (the “Credit Facility”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) as lender consisting of $2.5 million in revolving loans (the “Revolving Facility”) and a $500,000 non-revolving term loan (the “Term Loan”). The terms and conditions of the Credit Facility are set forth in a Financing Agreement between the Company and Rosenthal dated May 27, 2014 (the “Financing Agreement”). The Term Loan is additionally evidenced by a Term Note issued by the Company in favor of Rosenthal. The maximum amount that the Company may borrow from time to time under the Revolving Facility will be the lesser of $2.5 million or the “Loan Availability” (as defined in the Financing Agreement), which is tied to the amount of the Company’s “Eligible Receivables” (as defined in the Financing Agreement) and the amount of its “Eligible Inventory” (as defined in the Financing Agreement). Interest on the unpaid principal balances due under the Credit Facility will be payable monthly in arrears. Amounts borrowed under the Revolving Facility that do not exceed the “Receivable Availability” (as defined in the Financing Agreement) will bear interest at an annual rate equal to the prime rate from time to time publicly announced in New York City by JPMorgan Chase Bank (the “Prime Rate”) plus 2.5%; amounts borrowed under the Revolving Facility that relate to the “Inventory Availability” (as defined in the Financing Agreement) will bear interest at an annual rate equal to the Prime Rate plus 3.0% (the “Inventory Rate”); and any amounts that, on any day, exceed the Loan Availability will bear interest at an annual rate equal to the Inventory Rate plus 4.0%; provided, however, that the Prime Rate will never be deemed to be less than 4.0%. The Company agreed to pay a minimum of $3,000 in monthly interest under the Revolving Facility, as well as a $1,000 monthly loan administration fee. In addition, the Company agreed to pay Rosenthal a facility fee at the Closing in the amount of $30,000. At each annual renewal of the Financing Agreement, the Company will pay Rosenthal a facility fee in the amount of $18,750.

The Company’s obligations under the Financing Agreement and related documents are secured by a continuing lien on and security interest in substantially all of the Company’s assets. The Company’s repayment obligations under the Revolving Facility are due on demand by Rosenthal or, at Rosenthal’s option, upon the expiration of the Financing Agreement and/or the occurrence of an event of default thereunder. The original term of the Financing Agreement will expire on May 31, 2016 but will automatically renew for successive one-year terms unless the Company elects not to renew the Financing Agreement by providing at least 60 days’ prior written notice thereof to Rosenthal. Rosenthal may terminate the Financing Agreement at any time upon 60 days’ prior written notice to the Company. At December 31, 2014, the Company had $1.2 million in outstanding indebtedness under the Revolving Facility and $416,667 in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $1.3 million under the Revolving Facility. As of December 31, 2014, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the loss recorded for the year ended 2014. We reported this non-compliance to Rosenthal, and Rosenthal granted a waiver for the year ended December 31, 2014.
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

The Company financed certain vehicles and equipment under finance agreements. The agreements mature at various dates through December 2017. The agreements require various monthly payments of principal and interest until maturity. As of December 31, 2014 and 2013, financed assets of $75,988 and $118,671, respectively, net of accumulated amortization of $65,927 and $50,293, respectively, are included in property and equipment on the balance sheets. The weighted average interest rate was 3.29% at December 31, 2014 and 3.75% at December 31, 2013.  Future maturities of notes payable are as follows as of December 31, 2014:

2015	$28,602
2016	29,391
2017	18,980
Total	$76,973

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS

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

On November 4, 2014, Brekford Corp. and each member of the lender group agreed to further extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2015 or (ii) 10 business days after the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000

At December 31, 2014 and December 31, 2013, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 7 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements mature in April 2015. The agreements require various monthly payments of principal and interest through maturity and are secured by the assets under lease. As part of the liability settlement to the vendor, certain leased obsolete ATSE equipment was disposed and upgraded with the Brekford’s latest integrated technology. As of December 31, 2014 and 2013, capital lease assets of $0 and $932,407, respectively, net of accumulated amortization of $0 and $1,301,593, respectively, are included in property and equipment on the consolidated balance sheets. Our weighted average interest rate was 5.84% and 5.28% at December 31, 2014 and December 31, 2013, respectively

Future minimum lease payments under these lease agreements at December 31, 2014 are as follows:

2015	$142,607
Less: amounts representing interest	(2,398)
Present value of net minimum lease payments	$140,209

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring in June 2015 and January 2015. The Company amended the lease expiring in January 2015 to extend for a 63-month term expiring on April 30, 2020.

Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs at December 31, 2014 are as follows:

2015	154,378
2016	172,697
2017	177,878
2018	183,214
2019	188,711
2020	64,475
Total	$941,353

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

The Company records rent expense over the term of the lease on a straight-line basis, less amounts received under any sub-lease arrangements. Total rent expense amounted to $212,736 and $238,319 for the years ended December 31, 2014 and 2013, respectively.

The Company also leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, who are officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a three-year lease with Peppermill, which was amended to extend the lease expiration date to June 30, 2015. Total rent expense under this lease amounted to $46,800 and $50,674 for the years ended December 31, 2014 and 2013, respectively.

NOTE 8 – INVENTORY

As of December 31, 2014 and December 31, 2013 inventory consisted of the following:

	2014	2013
Raw Materials	$579,279	$1,250,141
Work in Process	102,669	13,958
Total Inventory	$681,948	$1,264,099

NOTE 9 – LOSS PER SHARE

The following table provides information relating to the calculation of (loss) earnings per common share.

	Years Ended December 31,
	2014	2013

Basic loss earnings per share
Net loss	$(1,502,647)	$(1,419,586)
Weighted average common shares outstanding - basic	44,499,610	44,283,364
Basic loss per share	$(0.03)	$(0.03)

Diluted loss per share
Net loss	$(1,502,647)	$(1,419,586)
Weighted average common shares outstanding	44,499,610	44,283,364
Potential dilutive securities	—	—
Weighted average common shares outstanding – diluted	44,499,610	44,283,364
Diluted loss per share	$(0.03)	$(0.03)
Common stock equivalents excluded due to anti-dilutive effect	3,796,429	3,571,429

NOTE 10 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”).

Stock Options

Option grants during the year ended December 31, 2014 were made to non-employee directors who elected to receive options during the annual equity grant period in the first quarter of each fiscal year. The options had a grant date fair value of $0.10 per share and will vest and become exercisable with respect to option shares over a three year period commencing from the date of grant at a rate of 33.33% per year. The Company recorded $6,233 in stock option compensation expense during the period ended December 31, 2014 related to the stock option grants.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and recognizes the compensation cost of employee share-based awards in its statement of operations using the straight-line method over the vesting period of the award, net of estimated forfeitures.

The use of the Black-Scholes option pricing model to estimate the fair value of share-based awards requires that the Company make certain assumptions and estimates for required inputs to the model, including (1) the fair value of the Company’s common stock at each grant date, (ii) the expected volatility of the Company’s common stock value based on industry comparisons, (iii) the expected life of the share-based award, (iv) the risk-free interest rate, and (v) the dividend yield.

The following are the assumptions made in computing the fair value of share-based awards granted in the year ended December 31, 2014:

Risk-free interest rate – 0.72%
Dividend yield – 0%
Expected life – 3.5 years
Expected volatility – 70.8%

Summary of the option activity for the period ended December 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$0.00	—	$0.00
Granted	225,000	0.20	—	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at December 31, 2014	225,000	$0.20	4.1	0.00
Exercisable at December 31, 2014	—		—	0.00
Vested and expected to vest	225,000	$0.20	4.1	0.00

The unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2014 was approximately $16,205 to be recognized over approximately 2.14 years.

 Restricted Stock Grants

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

During the period ended December 31, 2014, the Company granted an aggregate of 50,000 shares of restricted stock to the directors as part of our director compensation program and in consideration of services rendered. The weighted average value of the shares amounted to $0.27 per share based upon the closing price of shares of common stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $13,500 in share-based compensation expense for the year ending December 31, 2014 related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value
Nonvested restricted stock at January 1, 2013	—	$—
Granted	202,000	0.28
Vested	(202,000)	0.28
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2013	—	$—
Granted	50,000	0.27
Vested	(50,000)	0.27
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2014	—	$—

Common Stock Purchase Warrants

For the year ended December 31, 2014 and 2013, there was no share-based compensation expense for common stock purchase warrants. As of December 31, 2014, there are no unvested common stock purchase warrants.

A summary of warrant activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2013	375,000	$0.30	0.37
Granted	—	—	—
Forfeited or expired	(375,000)	0.30	—
Exercised	—	—	—
Outstanding at December 31, 2013	—	—	—
Granted	—	—	—
Forfeited or expired	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2014	—

2008 Stock Incentive Plan

The 2008 Incentive Plan is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the 2008 Incentive Plan with those of the Company and the Company’s stockholders. The 2008 Incentive Plan provides that up to 8 million shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Incentive Plan. As of December 31, 2014, 6,680,000 shares of common stock remained available for future issuance under the 2008 Incentive Plan.

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

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees of the Company and its wholly-owned subsidiaries who have completed three months of service. The 401(k) Plan provides that the Company will match 50% of the participant salary deferrals up to 3% of a participant’s compensation for all participants. The Company contributed $11,833 and $21,766 during the years ended December 31, 2014 and December 31, 2013, respectively.

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from one customer during the year ended December 31, 2014 represented 10% of the total net revenue for such year. Accounts receivable due from customers at December 31, 2014 amounted to 53% of total accounts receivable at that date.

The Company has several contracts with government agencies, of which net revenue from two customers during the year ended December 31, 2013 represented 34% of the total net revenue for such year. Accounts receivable due from customers at December 31, 2013 amounted to 25% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all rugged IT products that it resold during the periods presented from a single distributor. Revenues from rugged IT products amounted to 53% and 27% of total revenues for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, accounts payable due to this distributor amounted to 53% and 27% of total accounts payable, respectively.

NOTE 13 – INCOME TAXES

As of December 31, 2014, the Company has approximately $6.56 million of federal and state net operating loss carryforwards available to offset future taxable income, if any, through 2033. These net operating losses begin to expire in 2028. If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict the Company’s ability to utilize these loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could become limited in future years if ownership changes were to occur as defined in the Internal Revenue Code and similar state income tax provisions. The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states.  The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2010.

The Company’s deferred tax assets and liabilities are as follows for each of the periods presented:

	December 31,
	2014	2013

Net operating loss carry forwards	$2,640,000	$1,748,000
Property and Equipment	(513,000)	(224,000)
Other	3,000	10,000
	2,130,000	1,534,000
Valuation allowance	(2,130,000)	(1,534,000)
Net deferred tax asset	$—	$—

The Company’s recorded income tax, net of the change in the valuation allowance for each of the periods presented, is as follows:

	Years Ended December 31,
	2014	2013
Current
Federal	$—	$—
State	—	—
	—	—

Deferred
Federal	(486,000)	(442,000)
State	(110,000)	(116,000)
	(596,000)	(558,000)
Change in valuation allowance	596,000	558,000
Income tax expense	$—	$—

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

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2014	2013
Expected statutory rate	(34.0)%	(34.0)%
State income tax rate, net of Federal benefit	(5.4)%	(5.4)%
Permanent differences
Other	0.1%	0.1%
	39.3%	39.3%
Valuation allowance	(39.3)%	(39.3)%
	—%	—%

NOTE 14 – SUBSEQUENT EVENTS

On February 12, 2015, the Company was selected by the City of New Rochelle, New York to provide a turnkey system for capturing and managing red light violations. Brekford will be responsible for issuing citations and collecting fines on behalf of the City and is currently negotiating a contract. The Company expects to have the initial cameras installed and operating by the third quarter of 2015.

On February 25, 2015, the Company agreed, along with its Mexican distributor, Grupo Canviso, to temporarily supply a speed camera to another large city in Mexico for the purposes of evaluating speeding statistics at various locations within the City. Upon completion of the study, Grupo Canviso will present the data to the City as well as a proposal for a turnkey ATSE program. If selected, Brekford and Grupo Canviso, would negotiate a contract to implement the new project beginning in July 2015. Additionally, we are discussing the program with several other cities for 2015 implementation.

On March 11, 2015, the Company and its Mexican distributor, Grupo Canviso, received confirmation from the City of Saltillo, Mexico that live program operations and citation issuance would begin in the second quarter of 2015, for the previously executed contract to provide turnkey ATSE services for the City.

On March 17, 2015 (the “Effective Date”), the Company entered into a note and warrant purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $715,000 of a 6% convertible promissory note issued by the Company for an aggregate purchase price of $650,000 (the “Note”). The Note bears interest at a rate of 6% per annum and the principal amount is due on March 17, 2017. Any interest that accrues under the Note is payable either upon maturity or upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Note is convertible at the option of the Investor at any time into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price equal to the lesser of (i) $0.25 per share and (ii) 70% of the average of the lowest three volume weighted average prices for the twelve (12) trading days prior to such conversion (the “Conversion Price”). In no event shall the Conversion Price go below a price per share that is less than $0.10 provided, however, that if on or after the date of the Agreement the Company sells any Common Stock or Common Stock Equivalents (as defined in the Agreement) at an effective price per share that is less than $0.10 per share, then the Conversion Price shall be equal to the par value of the Company’s Common Stock then in effect. In connection with the Agreement, the Investor received a warrant to purchase seven hundred and eighty thousand (780,000) shares of Common Stock (the “Warrant”). The Warrant is exercisable for a period of five years from the date of issuance at exercise price of $0.50, subject to adjustment (the “Exercise Price”). The Investor may exercise the Warrant on a cashless basis at any time after the date of issuance. In the event the Investor exercises the Warrant on a cashless basis, we will not receive any proceeds. . The Agreement is filed as Exhibit 10.24 to this Annual Report.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2014 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the fourth quarter of 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2014.  Management’s report on the Company’s internal control over financial reporting is included on the following page.  The Company is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 Internal Control – Integrated Framework.  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

Management has concluded that, as of December 31, 2014, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  The Company intends to address this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers.

Dated: March 27, 2015	/s/ Chandra (C.B.) Brechin
Chandra (C.B.) Brechin
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the following sections of Brekford Corp.’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (the “Proxy Statement”):

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2014 with respect to Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	225,000	$0.20	6,203,000
Equity compensation plans not approved by security holders	-	-	-
Total	225,000	$0.20	6,203,000

(1)
Note: In addition to stock options and stock appreciation rights, the 2008 Incentive Plan permits the grant of stock awards, stock units, performance units and other stock-based awards.  As of December 31, 2014, the Company has granted 1,572,000 shares of restricted stock that are not reflected in column (a) of this table.

All other information required by this item is incorporated herein by reference to the section of the Proxy Statement entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

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

Brekford Corp.

Date: March 27, 2015	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer ,Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.B. Brechin	Chief Executive Officer, Chief Financial	March 27, 2015
C.B. Brechin	Officer, Treasurer and Director (Principal
Executive Officer and Principal
Accounting Officer)

/s/ Rodney Hillman	President and Chief Operating Officer	March 27, 2015
Rodney Hillman

/s/ Scott Rutherford	Director	March 27, 2015
Scott Rutherford

/s/ Douglas DeLeaver	Director	March 27, 2015
Douglas DeLeaver

/s/ Gregg Smith	Director	March 27, 2015
Gregg Smith

/s/ Robert S. West	Director	March 27, 2015
Robert S. West

EXHIBIT INDEX

Exhibit Number	Description

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

10.9	Form of Promissory Note Extension Agreement, dated as of November 4, 2014, between the Company and C.B. Brechin and Scott Rutherford (filed herewith)
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

10.14
Loan Agreement, dated as of June 28, 2012, between the Company and PNC Bank, National Association (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2012 and incorporated herein by reference)

10.15
Committed Line of Credit Note, dated as of June 28, 2012, issued by the Company to the order of PNC Bank, National Association (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 18, 2012 and incorporated herein by reference)

10.16
Subordination Agreement, dated as of June 28, 2012, by and among PNC Bank, National Association, the Company and C.B. Brechin (previously filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 18, 2012 and incorporated herein by reference)

10.17
Subordination Agreement, dated as of June 28, 2012, by and among PNC Bank, National Association, the Company and Scott Rutherford (previously filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 18, 2012 and incorporated herein by reference)

10.18	Second Amendment to Loan Documents, dated as of September 27, 2013, between the Company and PNC Bank, National Association (filed herewith)
10.19	Borrowing Base Rider, effective as of September 28, 2013, between the Company and PNC Bank, National Association (filed herewith)
10.20
Waiver and Fourth Amendment to Loan Documents, dated as f March 24, 2014, by and between Brekford Corp. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.21
Financing Agreement, dated as of May 27, 2014, between Brekford Corp. and Rosenthal & Rosenthal Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

10.22
Term Note, dated as of May 27, 2014, issued by Brekford Corp. to the order of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

10.23
Form of Agreement of Subordination and Assignment, dated May 27, 2014, between C.B. Brechin and Rosenthal & Rosenthal, Inc. and Scott Rutherford and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

10.24	Note and Warrant purchase agreement, dated as of March 17, 2015, between Brekford Corp. and Gemini Master Fund , Ltd. (filed herewith)
21	Subsidiaries of the Company (filed herewith)
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

[Add 101 - XBRL]	(filed herewith)