Form 10-Q
period 2015-03-31
Brekford Corp.
filed 2015-05-14
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,632,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) outstanding as of May 11, 2015.

 Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash, unrestricted	$634,243	$1,112,881
Accounts receivable, net of allowance $0 at March 31, 2015 and December 31, 2014, respectively	3,895,114	1,706,704
Unbilled receivables	204,213	198,725
Prepaid expenses	159,944	146,569
Inventory	747,600	681,948
Total current assets	5,641,114	3,846,827
Property and equipment, net	221,909	284,322
Other non-current assets	99,137	112,132
TOTAL ASSETS	$5,962,160	$4,243,281
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,204,511	$1,842,892
Accrued payroll and related expenses	102,013	23,252
Line of credit	1,988,110	1,169,558
Term loan – current portion	250,000	250,000
Other liabilities	48,669	48,669
Deferred revenue	174,061	255,405
Customer deposits	177,778	137,826
Obligations under capital lease – current portion	117,124	140,209
Obligations under other notes payable – current portion	28,602	28,602
Derivative liability	67,032	—
Deferred rent – current portion	16,334	—
Total current liabilities	5,174,234	3,896,413

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Other notes payable - net of current portion	43,859	48,371
Deferred rent, net of current portion	12,207	—
Term notes payable, net of current portion	104,167	166,667
Convertible promissory notes, net of debt discounts of $696,700 and $0 at March 31, 2015 and December 31, 2014, respectively	18,300	—
Total long-term liabilities	678,533	715,038
TOTAL LIABILITIES	5,852,767	4,611,451

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,632,569 issued and outstanding, at March 31, 2015 and 44,500,569 issued and outstanding at December 31, 2014	4,464	4,450
Additional paid-in capital	10,809,136	10,204,479
Treasury Stock, at cost 10,600 shares at March 31, 2015 and December 31, 2014 respectively	(5,890)	(5,890)
Accumulated deficit	(10,698,317)	(10,571,209
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	109,393	(368,170)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,962,160	$4,243,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014

NET REVENUE	$5,146,179	$4,662,287

COST OF REVENUE	4,220,587	4,074,128

GROSS PROFIT	925,592	588,159

OPERATING EXPENSES
Salaries and related expenses	540,221	487,629
Selling, general and administrative expenses	461,385	636,284

TOTAL OPERATING EXPENSES	1,001,606	1,123,913

LOSS FROM OPERATIONS	(76,014)	(535,754)

OTHER (EXPENSE) INCOME
Interest expense	(49,609)	(35,859)
Change in fair value in derivative liability	46,788	—
Other expense	(48,273)	—
TOTAL OTHER (EXPENSE) INCOME	(51,094)	(35,859)

NET LOSS	$(127,108)	$(571,613)

LOSS PER SHARE – BASIC	$(0.00)	$(0.01)
LOSS PER SHARE – DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,625,236	44,496,680
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,625,236	44,496,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127,108)	(571,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,413	295,885
Share based compensation	46,750	14,123
Deferred rent	28,540	(16,211)
Amortization of debt discount	18,300	—
Amortization of finance cost	22,799	—
Change in fair value of warrant liability	(46,788)	—
Bad debt expense	—	19,051
Changes in operating assets and liabilities:
Accounts receivable	(2,188,411)	(1,938,578)
Unbilled Receivables	(5,488)	(51,769)
Prepaid expenses and other non-current assets	92,303	31,038
Inventory	(65,652)	757,496
Customer deposits	39,952	96,406
Accounts payable and accrued expenses	361,621	1,249,335
Accrued payroll and related expenses	78,761	(39,402)
Deferred revenue	(81,344)	(91,384)
Other liabilities	—	(561)
NET CASH USED IN OPERATING ACTIVITIES	(1,763,352)	(246,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	818,552	(443,578)
Principal payments on capital lease obligations	(23,085)	(173,262)
Payments on other notes payable	(4,512)	(8,803)
Borrowings on term notes	650,000	—
Payments on term notes	(62,500)	—
Deferred financing cost	(93,741)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,284,714	(625,643)

NET CHANGE IN CASH	(478,638)	(871,827)
CASH – Beginning of period	1,112,881	2,052,306
CASH – End of period	$634,243	1,180,479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$49,609	35,859
Cash paid for income taxes	$—	561
SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Discount on notes payable	63,336	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015

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

NOTE 2 – LIQUIDITY

For the three months ended March 31, 2015 the Company incurred a net loss of approximately $0.13 million, and used $1.8 million of   cash for operations and working capital. Additionally, at March 31, 2015 the Company had cash available of approximately $0.6 million and a working capital surplus of $0.47 million. As of March 31, 2015, the Company could have borrowed approximately $80 thousand under its Credit Facility (see Note 4). The Company began operations on its Saltillo Mexico contract in April 2015 and issued a $650 thousand Convertible Note on March 17, 2015 (see Note 6) to provide the necessary startup capital for this contract and any other operational needs. The Company expects this contract, as well as the overall Company, to generate positive cash flow for the period ending December 31, 2015.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from the credit facility and the note will be sufficient to sustain the Company’s business initiatives through at least March 31, 2016 but there can be no assurance that these measures will be successful or adequate.  In the event that projected cash flow does not meet expectations, the Company believes it will have the ability to take immediate action with respect to cost reductions to align future expenditures with existing revenue streams.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited financial statements of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for any future interim period or the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our annual report on Form 10-K for the year ended December 31, 2014. Certain prior period information has been reclassified to conform to the current period presentation.

The Company’s consolidated financial statements include the accounts of Brekford Corp. and its wholly-owned subsidiary, Municipal Recovery Agency, LLC. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, sales returns, allowance for inventory obsolescence, fair value of long-lived assets, debt beneficial conversion features, deferred taxes and valuation allowance, and the depreciable lives of fixed assets. Actual results could differ materially from those estimates.

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

Inventory

Inventory principally consists of hardware and third-party packaged software that is modified to conform to customer specifications and held temporarily until the completion of a contract. Inventory is valued at the lower of cost or market value. The cost is determined by the lower of first-in, first-out (“FIFO”) method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were $1,516 for the three months ended March 31, 2015 and $8,674 for the three months ended March 31, 2014.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company also offers separately-priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the three months ended March 31, 2015 and 2014 amounted to $174,061 and $112,904, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of March 31, 2015, 10,600 shares of our common stock were held in treasury at an aggregate cost of $5,890.

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

Loss per Share

Basic loss  per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.  There is no dilutive effect on the loss per share during loss periods. See Note 10 for the calculation of basic and diluted loss per share.

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

We account for our derivative financial instruments, consisting solely of certain stock purchase warrants that contain non-standard anti-dilutions provisions and/or cash settlement features, and certain conversion options embedded in our convertible instruments, at fair value using level 3 inputs. We determine the fair value of these derivative liabilities using the Black-Scholes option pricing model when appropriate, and in certain circumstances using binomial lattice models or other accepted valuation practices.

When determining the fair value of our financial assets and liabilities using the Black-Scholes option pricing model, we are required to use various estimates and unobservable inputs, including, among other things, contractual terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

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

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal periods. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The Company intends to adopt this requirement in 2016, and currently anticipates that the impact of adoption will solely be a reclassification of its deferred financing costs from asset classification to contra-liability classification.

NOTE 4 – LINE OF CREDIT AND OTHER NOTES PAYABLE

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

The Company’s obligations under the Financing Agreement and related documents are secured by a continuing lien on and security interest in substantially all of the Company’s assets. The Company’s repayment obligations under the Revolving Facility are due on demand by Rosenthal or, at Rosenthal’s option, upon the expiration of the Financing Agreement and/or the occurrence of an event of default thereunder. The original term of the Financing Agreement will expire on May 31, 2016 but will automatically renew for successive one-year terms unless the Company elects not to renew the Financing Agreement by providing at least 60 days’ prior written notice thereof to Rosenthal. Rosenthal may terminate the Financing Agreement at any time upon 60 days’ prior written notice to the Company. At March 31, 2015, the Company had $1.99 million in outstanding indebtedness under the Revolving Facility and $354,168 in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $511 thousand under the Revolving Facility. As of March 31, 2015, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the net loss recorded for the three months ended March 31, 2015. We have reported this non-compliance to Rosenthal, Rosenthal granted a waiver for the period ended March 31, 2015.

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

The Company financed certain vehicles and equipment under finance agreements. The agreements mature at various dates through December 2017. The agreements require various monthly payments of principal and interest until maturity. At March 31, 2015 and December 31, 2014, financed assets of $68,924 and $75,988, respectively, net of accumulated amortization of $72,991 and $65,927, respectively, were included in property and equipment on the balance sheets. The weighted average interest rate was 2.96% at March 31, 2014 and 3.75% at December 31, 2014.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – STOCKHOLDERS

Brekford financed the repurchase of shares of its Common Stock and warrants to purchase Common Stock from the proceeds of convertible promissory notes that were issued by Brekford on November 9, 2009 in favor of a lender group that included two of its directors, Messrs. C.B. Brechin and Scott Rutherford, in the principal amounts of $250,000 each (each, a “Promissory Note” and together, the “Promissory Notes”). Each Promissory Note bears interest at the rate of 12% per annum and at the time of issuance was to be convertible into shares of Common Stock, at the option of the holder, at an original conversion price of $.07 per share. At the time of issuance, Brekford agreed to pay the unpaid principal balance of the Promissory Notes and all accrued but unpaid interest on the date that was the earlier of (i) two years from the issuance date or (ii) 10 business days after the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

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

On November 4, 2014, Brekford Corp. and each member of the lender group agreed to further extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2015 or (ii) 10 business days after the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000

At March 31, 2015 and December 31, 2014, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory note at March 31, 2015 are as follows:

2015
Convertible promissory note payable	$715,000
Original issuance discount, net of amortization of $1,664 as of March 31, 2015	(63,336)
Beneficial conversion feature, net of amortization of $14,280 as of March 31, 2015	(543,641)
Warrant feature, net of amortization of the $2,356 as of March 31, 2015	(89,723
Convertible promissory note payable, net	$18,300

On March 17, 2015, the Company entered into a note and warrant purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $715,000 of a 6% convertible promissory note issued by the Company (the “Convertible Note”) for an aggregate purchase price of $650,000. The Convertible Note bears interest at a rate of 6% per annum and the principal amount is due on March 17, 2017. Any interest that accrues under the Convertible Note is payable either upon maturity or upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Convertible Note is convertible at the option of the Investor at any time into shares of the Common Stock at a conversion price equal to the lesser of (i) $0.25 per share and (ii) 70% of the average of the lowest three volume weighted average prices for the twelve (12) trading days prior to such conversion (the “Conversion Price”). In no event shall the Conversion Price go below a price per share that is less than $0.10; provided, however, that if on or after the date of the Agreement the Company sells any Common Stock or Common Stock Equivalents (as defined in the Agreement) at an effective price per share that is less than $0.10 per share, then the Conversion Price shall be equal to the par value of the Common Stock then in effect (currently $0.0001 per share). In connection with the Agreement, the Investor received a warrant to purchase seven hundred and eighty thousand (780,000) shares of Common Stock (the “Investor Warrant”). The Investor Warrant is exercisable for a period of five years from the date of issuance at exercise price of $0.50, subject to adjustment (the “Exercise Price”).

We evaluated the financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the Convertible Note was afforded the exemption for conventional convertible instruments due to its fixed conversion rate. The Convertible Note has an explicit limit on the number of shares issuable so they did meet the conditions set forth in current accounting standards for equity classification. The debt was issued with non-detachable conversion options that are beneficial to the investors at inception, because the conversion option has an effective strike price that is less than the market price of the underlying Common Stock at the commitment date. The accounting for the beneficial conversion feature requires that the beneficial conversion feature be recognized by allocating the intrinsic value of the conversion option to additional paid-in-capital, resulting in a discount on the Convertible Note, which will be amortized and recognized as interest expense.

Accordingly, a portion of the proceeds were allocated to the Investor Warrant based on their relative fair value, which totaled $92,079 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $557,921 to the shares of Common Stock issuable upon conversion of the Convertible Note based upon the difference between the effective conversion price of those shares and the closing price of the Common Stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.56%, (iv) expected life of 5 years, and (v) estimated fair value of the Common Stock of $0.26 per share. The expected term of the Investor Warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The Company recorded amortization of the beneficial conversion feature of the Convertible Note and the warrant feature of the Investor Warrant as interest expense in the amount of $14,280 and $2,356, respectively, during the three months ended March 31, 2015.

The Company recorded an original issue discount of $65,000 to be amortized over the term of the Agreement as interest expense. The Company recognized $1,664 of interest expense as a result of the amortization during the three months ended March 31, 2015.

NOTE 7 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, in conjunction with the issuance of the Convertible Note (see Note 6), the Company issued the Investor warrants to purchase 840,000 shares of Common Stock, including 60,000 related to the financing costs, with an exercise price of $0.50 per share and a life of five years.

The Investor Warrant is subject to anti-dilution adjustments that allow for the reduction in the conversion price in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $0.50 a share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s Common Stock and, as such, is recorded as a liability. The derivative liability of the Investor Warrant has been measured at fair value at March 17, 2015 and March 31, 2015 using a Black Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.37-1.56%, (iv) expected life of 5 years, and (v) estimated fair value of the Common Stock of $0.26-$0.18 per share.

At March 31, 2015, the outstanding fair value of the derivative liabilities amounted to $67,032.

NOTE 8 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements mature in April 2015. The agreements require various monthly payments and are secured by the assets under lease. At March 31, 2015 and December 31, 2014, no capital lease was included in property and equipment on the consolidated balance sheets. Our weighted average interest rate was 5.84% at March 31, 2015 and December 31, 2015.

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring in January 2015. The Company amended the lease expiring in January 2015 to extend for a 63-month term expiring on April 30, 2020. Rent expense under this lease amounted to $40,865 and $36,973 for the three months ended March 31, 2015 and 2014, respectively.

The Company leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating leases expiring June 2015. Rent expense under this lease amounted to $12,300 and $11,700 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from two major customers during the three months ended March 31, 2015 represented 57% of the total net revenue for the period. Accounts receivable due from two customers at March 31, 2015 amounted to 46% of total accounts receivable.

For the quarter ended March 31, 2014, the Company had several contracts with government agencies, of which net revenue from two major customer represented 41% of the total net revenue for the period. Accounts receivable due from three customers at March 31, 2014 amounted to 62% of total accounts receivable. Accounts receivable due from customers at December 31, 2014 amounted to 53% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented from two major distributors. Revenues from hardware products amounted to 47% and 57% of total revenues for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, accounts payable due to these distributors amounted to 58% and 70% of total accounts payable, respectively. Accounts payable due to these distributors at December 31, 2014, amounted to 53% of total accounts payable at that date.

NOTE 10 - STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 7, 2010, Brekford Corp. issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in outstanding shares of its common stock from time to time over a period of 12 months in open market transactions or in privately negotiated transactions at the Company's discretion.  The stock repurchase program was subsequently extended for an additional 12 months until September 7, 2012.  On September 28, 2012, the Company adopted a new stock repurchase program which permits the Company to repurchase the $363,280 in shares that remained available for repurchase under the old program, with the same terms and conditions except that the term of the new stock repurchase program is 24 months. The repurchase plan expired in September 2014.

NOTE 11 – SHARE-BASED COMPENSATION

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

Stock Options

Option grants during the three months ended March 31, 2015 were primarily made to non-employee directors who elected to receive options during the annual equity grant period in the first quarter of each fiscal year. The options had a grant date fair value of $0.10 per share and will vest and become exercisable with respect to option shares over a three year period commencing from the date of grant at a rate of 33.33% per year. The Company recorded $1,870 and $623 in stock option compensation expense during in the period ending March 31, 2015 and 2014, respectively, related to the stock option grants. There were no options granted during the three months ended March 31, 2015.

Summary of the option activity for three months ended March 31, 2015 is as follows:

Three Months Ended March 31, 2015
Expected life (in years)	3.5
Volatility	70.80%
Risk free interest rate	0.72%
Expected Dividend Rate	0%

Summary of the option activity for three months ended March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	225,000	$0.20	4.1	$0.00
Granted	—	—	—	—
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at March 31, 2015	225,000	0.20	3.9	0.00
Exercisable at March 31, 2015	—	0.00	—	0.00
Vested and expected to vest	225,000	0.20	3.9	0.00

The unrecognized compensation cost for unvested stock option awards outstanding at March 31, 2015 was approximately $14,335 to be recognized over approximately 1.90 years.

Restricted Stock Grants

For the three months ended March 31, 2015, the Company granted an aggregate of 132,000 shares of restricted Common Stock to the key employees in consideration of services rendered. The weighted average value of the shares amounted to $0.34 per share based upon the closing price of shares of Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $44,880 in share-based compensation expense during the period ending March 31, 2015 related to restricted stock grants. For the three months ended March 31, 2014, the Company recorded $13,500, in share-based compensation expense related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value

Nonvested restricted stock at January 1, 2015	—	$—
Granted	132,000	0.34
Vested	(132,000)	0.34
Forfeited or expired	—	—
Nonvested restricted stock at March 31, 2015	—	$—

Warrants

The assumptions used to value warrant grants during the three months ended March 31, 2015 were as follows:

Three Months Ended March 31, 2015
Expected life (in years)	5.00
Volatility	80.5%
Risk free interest rate	1.56%
Expected Dividend Rate	0

Summary of the warrant activity for three months ended March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	—	$—	—	$0.00
Granted	840,000	0.50	4.9	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at March 31, 2015	840,000	0.50	4.9	0.00
Exercisable at March 31, 2015	840,000	0.50	—	0.00

The weighted average remaining contractual life of warrants outstanding as of March 31, 2015 was as follows:

Exercisable Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.50	840,000	840,000	5.0

Total	840,000	840,000

NOTE 12 – INVENTORY

As of March 31, 2015 and December 31, 2014, inventory consisted of the following:

	March 31, 2015	December 31, 2014
Raw Materials	$747,600	$579,279
Work in Process	—	102,669
Total Inventory	$747,600	$681,948

NOTE 13 –LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share.

	Three Months Ended March 31,
	2015	2014
Basic loss per share :
Net loss	$(127,108)	$(571,613)
Weighted average common shares outstanding	44,625,236	44,496,680
Basic loss per share	$0	$(0.01)

Diluted loss per share :
Net loss	$(127,108)	$(571,613)
Weighted average common shares outstanding	44,625,236	44,496,680
Potential dilutive securities	—	—
Weighted average common shares outstanding – diluted	44,625,236	44,496,680
Diluted loss per share	$0	$(0.01)
Common stock equivalents excluded due to anti-dilutive effect	8,842,311	3,796,429

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	67,032	-	-	67,032
Total liabilities measured at fair value	$67,032	$-	$-	$67,032

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2014	$-
Fair value of derivative liabilities issued	113,820
Gain on change in derivative liability	(46,788)
Ending balance as of March 31, 2015	$67,032

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. for the three months ended March 31, 2015 and 2014 and the financial condition of Brekford Corp. at March 31, 2015. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as Brekford Corp.’s audited financial statements for the year ended December 31, 2014 filed with its Annual Report on Form 10-K on March 27, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “will”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Quarterly Report; general economic, market, or business conditions and their effects; industry competition, conditions, performance and consolidation; changes in applicable laws or regulations; changes in the budgets and/or public safety priorities of our customers; economic or operational repercussions from terrorist activities, war or other armed conflicts; the availability of debt and equity financing; and other circumstances beyond our control.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations.

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

As used in this Quarterly Report, the terms “Brekford”, “the Company”, “we”, “our”, and “us” refer to Brekford Corp. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

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

2
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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following tables summarize selected items from the consolidated statements of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

	Three Months Ended March 31,		(Decrease) / Increase
	2015	2014	$	%
Net Revenues	$5,146,179	$4,662,287	$483,892	10.38%

Cost of Revenues	4,220,587	4,074,128	146,459	3.59%

Gross Profit	$925,592	$588,159	$337,433	57.37%

Gross Profit Percentage of Revenue	17.99%	12.62%

Revenues

Revenues for the three months ended March 31, 2015 were $5,146,179 compared to $4,662,287 for the three months ended March 31, 2014, an increase of $483,892 or 10.38%, primarily due to increased sales of professional upfitting services for our Vehicle Services product line, electronic ticketing and ATSE services.

In April 2015, the Company began operations on its Saltillo Mexico contract which has resulted in revenue, albeit nominal to date, from the City of Saltillo Mexico under an exclusive agreement signed in 2014 with Grupo Canviso Tec (“Canviso”), a Mexican Corporation, for the purposes of supplying turnkey ATSE services to cities and municipalities in Mexico. Per the arrangement, Brekford will provide all camera equipment, software, infrastructure, related technology, and ongoing support for any contracts in which Canviso enters within Mexico. Canviso’s responsibility, in addition to business development, includes day-to-day operations such as processing, printing, mailing, and collections. In exchange for its services, the Company will receive 50% of all amounts paid to Canviso via contractual arrangements for supply of these services. In November 2014, Canviso signed a three year contract with the City of Saltillo Mexico to provide turnkey ATSE services with provisions to install up to 210 speed and red light cameras throughout the City. In exchange for the services, Canviso will receive 30% of all collected proceeds from issued fines. All infrastructure, equipment, servers, and the first ten speed camera units have been installed and operations began in April 2015.  The Company has provided the initial equipment and will continue assisting with installations of new equipment throughout 2015 in support of the program. Based on initial volumetric testing of speeding infractions in Saltillo, and the Company’s experience with existing clients regarding citation issuance and collection rates, we are anticipating a significant source of revenue from this program. Additionally we are in discussions and providing testing support for several other surrounding cities. At least one of these other prospective clients is similar in size and scope to the Saltillo program. Since the Company and Canviso bear all collections risk, and although we have performed a detailed analysis of collections potential, the Company cannot be certain of the collection rates from these programs until approximately 90 days after operations begin. Moreover, no assurance can be given that the Company will enter into any contracts with any of these other cities.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2015 amounted to $4,220,587 as compared to $4,074,128 for the three months ended March 31, 2014, an increase of $146,459 or 3.59%. The change was primarily due to increase cost for electronic ticketing and vehicle upfitting services.

Gross Profit

Gross profit for the three months ended March 31, 2015 amounted to $925,592 as compared to $588,159 for the three months ended March 31, 2014, an increase of $337,431 or 57.37%. The increase was primarily due to profit margins from increased sales related to ATSE services.  Gross margin percentage for the three months ended March 31, 2015 was 17.99% as compared to 12.62% for the three months ended March 31, 2014.  The gross margin increase was primarily attributable to increased revenue and gross profit from ATSE services.

Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2015	2014	$	%
OPERATING EXPENSES
Salaries and related expenses	$540,221	$487,629	$52,592	10.79%
Selling, general and administrative expenses	461,385	636,284	(174,899)	(27.49)%
Total operating expenses	$1,001,606	$1,123,913	$(122,307)	(10.88)%

Salaries and Related Expenses

Salaries and related expenses for the three months ended March 31, 2015 amounted to $540,221 as compared to $487,629 for the three months ended March 31, 2014, an increase of $52,592 or 10.79%. The increase was due to staffing for ATSE, engineering, and information technology for certain ATSE programs.  The Company has reduced overall labor costs, specifically with respect to direct labor categorized as cost of goods; however, management believes that certain infrastructure costs associated with sales and marketing efforts are a key to renewed growth.  As such, the Company intends to continue focusing on these efforts through a coordinated international strategy in regaining sustained profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 amounted to $461,385 as compared to $636,284, for the three months ended March 31, 2014, a decrease of $174,899 or 27.49%.  The decrease was primarily driven by lower depreciation expense as certain obsolete assets had been disposed of in 2014.

Other Expenses, net

Total other expenses increased for the three months ended March 31, 2015 to $51,094 compared to $35,859 for the three months ended March 31, 2014. The increased expenses were due primarily to an increase in financing cost of $48,273 which includes $18,300 of non-cash interest expense related to the debt discount amortization offset by the change in warrant liability of $46,788 related to the issuance of the convertible notes payable in March 2015.

Net Loss

The Company recorded a net loss of $127,108 for the three months ended March 31, 2015, compared to net loss of $571,613 for the three months ended March 31, 2014.  The decreased net loss when compared to the same period of last year was primarily driven by higher gross profit and lower overall operating expenses.

Financial Condition, Liquidity and Capital Resources

At March 31, 2015, we had total current assets of approximately $5.64 million and total current liabilities of approximately $5.17 million, resulting in working capital surplus of approximately $0.47 million. Inventory totaled $0.7 million at March 31, 2015 and primarily consisted of raw materials related to future product sales. In comparison, at December 31, 2014, we had total current assets of approximately $3.85 million and total current liabilities of approximately $3.90 million, resulting in a working capital deficit of approximately $50 thousand.

The Company’s accumulated deficit increased to $10,698,315 at March 31, 2015 from $10,571,209 at December 31, 2014, as result of the net loss recorded for the three months ended March 31, 2015. Cash flows used in operations for the three months ended March 31, 2015 were $1,763,352, compared to cash flows used in operations for the three ended March 31, 2014 was $246,184.

The Company relies on cash reserves, cash flows from operations and the Credit Facility (as defined below) to fund its operations.  At March 31, 2015, the Company had approximately $0.6 million in unrestricted cash available, compared to approximately $1.1 million at December 31, 2014.  In addition, the Company has established a credit facility (the “Credit Facility”) with Rosenthal & Rosenthal (“Rosenthal”) consisting of $2.5 million in revolving loans (the “Revolving Facility”) and a $500,000 non-revolving term loan (the “Term Loan”).  The amount of funds available under the Revolving Facility from time to time is subject to certain limits based on, among other things, the Company’s receivables and inventory.  At March 31, 2015, the Company had $1.99 million in outstanding indebtedness under the Revolving Facility and $354,168 in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $511 thousand under the Revolving Facility. As of March 31, 2015, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the net loss recorded for the three months ended March 31, 2015. We have reported this non-compliance to Rosenthal, Rosenthal granted a waiver for the period ended March 31, 2015.

As discussed in Note 5 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of March 31, 2015.  On November 4, 2014, the maturity dates of these unsecured promissory notes were extended to the earlier of (i) November 9, 2015 or (ii) ten business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

The Company intends to continue its efforts to expand sales of ATSE products, and such expansion may significantly increase the Company’s working capital needs. On March 17, 2015 the Company entered into a note and warrant purchase agreement providing for immediate funding of $650,000 through the issuance of a convertible promissory note (see Note 6 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report for additional detail). The primary use of proceeds will be to acquire necessary equipment for the initial phase of a 210 camera project in Mexico providing turnkey ATSE services to the City of Saltillo, which began operations in the second quarter of 2015. We anticipate positive cash flow generation from this project within two months after commencement of operations. Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from the Credit Facility will be sufficient to sustain the Company’s business initiatives through at least March 31, 2016. Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate.

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

Cash Flows used in Operating Activities

Net cash used in operating activities was $1.8 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. Cash was used primarily to fund our operations and working capital needs, net of non-cash expenditures such as depreciation and amortization, share based compensation for services and financing related costs. During the three months ended March 31, 2015, the increase in accounts receivable amounting to a net cash decrease of $2.2 million was the primary factor of the cash used, offset by an increase in net income and other working capital assets and liabilities.   During the three months ended March 31, 2014, the net loss of $0.6 million and the increase in accounts receivable of $1.9 million, offset by the $0.8 million and $1.3 million decrease in inventory and accounts payable, respectively, were the primary factors of the cash used in operating activities.

Cash Flows Used in Investing Activities

There were no investing activities in the three months ended March 31, 2015 or 2014.

Cash Flows Used in Financing Activities

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2015 and net cash used in financing activities was $0.6 million for the three months ended March 31, 2014. In the first quarter of 2015, the Company was advanced $819 thousand, net of repayments, under the Credit Facility related to outstanding customer invoices. In addition, the Company received $.65 million of net proceeds from the issuance of a convertible promissory note in March 2015. Furthermore, the Company made aggregate principal payments of $0.1 million on capital lease and other note obligations. In the corresponding quarter of 2014, the Company made net payments to a line of credit of $0.4 million and aggregate principal payments of $0.2 million on capital lease and other note obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 discusses  those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the three months ended March 31, 2015, and that no material changes therein have occurred.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2015 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Brekford Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014, management identified, through its annual evaluation as of December 31, 2014, a material weakness in the Company’s internal control over financial reporting, in that the Company does not employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  Management has concluded that this material weakness likewise existed as of March 31, 2015.  The Company intends to address this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers. As of March 31, 2015, the Company engaged an outside financial consultant to assist us with our remediation of this weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, other than the engagement of the financial consultant described above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended March 31, 2015 that are material to the Company or its assets.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period ended March 31, 2015, Brekford Corp. granted an aggregate of 132,000 shares of restricted common stock to its directors under the 2008 Incentive Plan in consideration of Board services rendered to the Company.  Based on a per share price of $0.34 on the date of grant, these shares represent $44,880 in services rendered by the directors.  The shares were issued in reliance upon the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”), for securities issued in compensatory circumstances.  Accordingly, the shares may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements.

Issuer Repurchases of Equity Securities

Neither Brekford Corp. nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the quarter ended March 31, 2015.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

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

Brekford Corp.

Date: May 14, 2015	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin
Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description

31.1
Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).