Form 10-Q
period 2015-06-30
Brekford Corp.
filed 2015-08-13
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,632,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of August 3, 2015.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 Brekford Corp.
Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash, unrestricted	$809,873	$1,112,881
Accounts receivable, net of allowance $0 at June 30, 2015 and December 31, 2014, respectively	2,627,714	1,706,704
Unbilled receivables	390,930	198,725
Prepaid expenses	161,506	146,569
Inventory	965,205	681,948
Total current assets	4,955,228	3,846,827
Property and equipment, net	174,633	284,322
Other non-current assets	109,219	112,132
TOTAL ASSETS	$5,239,080	$4,243,281
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,600,363	$1,842,892
Accrued payroll and related expenses	91,858	23,252
Line of credit	935,999	1,169,558
Term loan – current portion	250,000	250,000
Deferred revenue	121,120	255,405
Customer deposits	225,488	137,826
Obligations under capital lease – current portion	-	140,209
Obligations under other notes payable – current portion	28,909	28,602
Derivative liability	98,112	—
Other liabilities	47,369	48,669
Deferred rent – current portion	1,067	—
Total current liabilities	4,400,285	3,896,413

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Other notes payable - net of current portion	36,426	48,371
Deferred rent, net of current portion	42,272	—
Term notes payable, net of current portion	41,667	166,667
Convertible promissory notes, net of debt discounts of $577,752 and $0 at June 30, 2015 and December 31, 2014, respectively	137,249	—
Total long-term liabilities	757,614	715,038
TOTAL LIABILITIES	5,157,899	4,611,451

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,632,569 issued and outstanding, at June 30, 2015 and 44,500,569 issued and outstanding at December 31, 2014	4,464	4,450
Additional paid-in capital	10,811,006	10,204,479
Treasury Stock, at cost 10,600 shares at June 30, 2015 and December 31, 2014 respectively	(5,890)	(5,890)
Accumulated deficit	(10,726,922)	(10,571,209)
Other comprehensive loss	(1,477)	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	81,181	(368,170)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,239,080	$4,243,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited) and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

NET REVENUE	$3,663,413	$3,892,307	$8,809,592	$8,554,594

COST OF REVENUE	2,603,951	3,232,244	6,824,538	7,306,372

GROSS PROFIT	1,059,462	660,063	1,985,054	1,248,222

OPERATING EXPENSES
Salaries and related expenses	456,042	445,967	996,263	933,596
Selling, general and administrative expenses	405,601	1,004,930	866,986	1,641,214

TOTAL OPERATING EXPENSES	861,643	1,450,897	1,863,249	2,574,810

INCOME (LOSS) FROM OPERATIONS	197,819	(790,834)	121,805	(1,326,588)

OTHER (EXPENSE) INCOME
Interest expense	(67,122)	(35,848)	(116,731)	(71,707)
Change in fair value in derivative liability	(31,080)	—	15,708	—
Other expense	(128,222)	—	(176,495)	—

TOTAL OTHER (EXPENSE) INCOME	(226,424)	(35,848)	(277,518)	(71,707)

NET (LOSS) INCOME	$(28,605)	$(826,682)	$(155,713)	$(1,398,295)

OTHER COMPREHENSIVE LOSS – foreign currency translation	(1,477)	—	(1,477)	—

COMPREHENSIVE LOSS	$(30,082)	$(826,682)	$(157,190)	$(1,398,295)

(LOSS) INCOME PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.02)	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,632,569	44,500,569	44,628,923	44,498,635
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,632,569	44,500,569	44,628,923	44,498,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,713)	$(1,398,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,689	580,928
Share based compensation	48,620	15,994
Deferred rent	43,339	(32,421)
Bad debt expense	—	21,938
Loss on disposal of property and equipment	—	319,739
Amortization of debt discount	137,248	—
Amortization of finance cost	29,362	—
Change in fair value of derivative liability	(15,708)	—
Changes in operating assets and liabilities:
Accounts receivables	(921,011)	(25,348)
Unbilled receivables	(192,205)	(90,987)
Prepaid expenses and other non-current assets	79,322	(6,143)
Inventory	(283,257)	668,985
Customer deposits	87,662	49,606
Accounts payable and accrued expenses	757,473	447,406
Accrued payroll and related expenses	68,606	(27,262)
Other liabilities	(1,300)	(561)
Deferred revenue	(134,285)	(205,842)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(342,158)	317,737

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in the line of credit	(233,559)	(1,238,449)
Payments on –other notes payable	(11,638)	(17,597)
Borrowings on term notes	650,000	500,000
Payments on term notes	(125,000)	—
Deferred financing cost	(98,967)	—
Principal payments on capital lease obligations	(140,209)	(605,151)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,627	(1,361,197)

Effect of foreign currency translation	(1,477)	—

NET CHANGE IN CASH	(303,008)	(1,043,460)

CASH AND CASH EQUIVALENTS – Beginning of period	1,112,881	2,052,306

CASH AND CASH EQUIVALENTS – End of period	$809,873	$1,008,846

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$67,123	$71,708
Cash paid for income taxes	$1,300	$561
Discount on notes payable	$52,523	$—
Liabilities settled in exchange for equipment	$—	$260,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2015

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford Corp. (BFDI) headquartered in Hanover, Maryland is a leading public safety technology service provider of fully integrated traffic safety solutions, parking enforcement citation management and  mobile technology equipment for public safety vehicle services to state and local municipalities, the U.S. Military and various federal public safety agencies throughout the United States. Brekford’s combination of upfitting services, cutting edge technology, and automated traffic safety enforcement ("ATSE") services offers a unique 360º solution for law enforcement agencies and municipalities. Our core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of safety solutions to our clients.  Brekford has one wholly owned subsidiary, Municipal Recovery Agency, LLC, a Maryland limited liability company, formed in 2012 for the purpose of providing collection systems and services for unpaid citations and parking fines.

As used in these notes, the terms “Brekford”, “the Company”, “we”, “our”, and “us” refer to Brekford Corp. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

NOTE 2 – LIQUIDITY

For the six months ended June 30, 2015, the Company incurred a net loss of $155,713, and used $342,158 of cash for operations and working capital. Additionally, at June 30, 2015 the Company had cash available of $809,873 and a working capital surplus of $554,943. Approximately $1.5 million was available under the Company’s credit facility (see Note 4) at June 30, 2015. The Company began operations on its Saltillo, Mexico contract in April 2015 and funded its startup capital and other cash needs relating to this contract through the sale and issuance of a $650,000 convertible promissory note, net of original issuance discount, on March 17, 2015 (see Note 6). The Company expects this contract, as well as the overall Company, to generate positive cash flow for the period ending December 31, 2015.  Through June 30, 2015, the Saltillo contract was generating positive cash flow.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from the credit facility and the convertible promissory note will be sufficient to sustain the Company’s business initiatives through at least June 30, 2016, but there can be no assurance that these measures will be successful or adequate.  In the event that projected cash flow does not meet expectations, management believes that the Company could take immediate action with respect to cost reductions to align future expenditures with existing revenue streams.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2014, was derived from audited financial statements of that date. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our annual report on Form 10-K for the year ended December 31, 2014. Certain prior period information has been reclassified to conform to the current period presentation.

The Company’s consolidated financial statements include the accounts of Brekford Corp. and its wholly owned subsidiary, Municipal Recovery Agency, LLC. Intercompany transactions and balances are eliminated in consolidation.

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

Inventory

Inventory principally consists of hardware and third party packaged software that is modified to conform to customer specifications and held temporarily until the completion of a contract. Inventory is valued at the lower of cost or market value. The cost is determined by the lower of first-in, first-out (“FIFO”) method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in- process.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant  for the three months and six months ended June 30, 2015 and June 30, 2014.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company also offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties amounted to $121,120 and $114,459 for the three and six months ended June 30, 2015, respectively, compared to $171,934 and $227,362 respectively, for the same periods of 2014.

The Company recognizes ATSE revenue when the required collection efforts are completed and the respective municipality is billed depending on the terms of the respective contract. The Company records revenue related to automated traffic violations for the Company’s share of the violation amount.

Share-Based Compensation

The Company complies with the provisions of FASB ASC Topic 718, Compensation-Stock Compensation, in measuring and disclosing stock based compensation cost.  The measurement objective in ASC Paragraph 718-10-30-6 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost is recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).  Performance-based awards are expensed ratably from the date that the likelihood of meeting the performance measures is probable through the end of the vesting period.

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of June 30, 2015, 10,600 shares of Brekford Corp. common stock were held in treasury at an aggregate cost of $5,890.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period.Valuation allowances are established when the realization of deferred tax assets are considered more likely than not.

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

Loss per Share

Basic loss  per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.  There is no dilutive effect on the loss per share during loss periods. See Note 13 for the calculation of basic and diluted loss per share.

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

We account for our derivative financial instruments, consisting solely of certain stock purchase warrants that contain non-standard anti-dilutions provisions and/or cash settlement features, and certain conversion options embedded in our convertible instruments, at fair value using level 3 inputs. We determine the fair value of these derivative liabilities using the Black-Scholes option-pricing model when appropriate, and in certain circumstances using binomial lattice models or other accepted valuation practices.

When determining the fair value of our financial assets and liabilities using the Black-Scholes option-pricing model, we are required to use various estimates and unobservable inputs, including, among other things, contractual terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

Foreign Currency Transactions

The Company has certain revenue and expense transactions with a functional currency in Mexican pesos and the Company's reporting currency is the U.S. dollar. Assets and liabilities are translated from the functional currency to the reporting currency at the exchange rate in effect at the balance sheet date and equity at the historical exchange rates. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity - other comprehensive income (loss). Realized foreign currency transaction gains and losses are credited or charged directly to operations.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about operating segments in its financial reports issued to its stockholders. Based on its current analysis, management has determined that the Company has only one operating segment, which is Traffic Safety Solutions. The chief operating decision-makers use combined results to make operating and strategic decisions,; therefore, the Company believes its entire operation is covered under a single segment.

Recent Accounting Pronouncements

In May 2014, the FASB amended the ASC and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue.This guidance will be effective for the Company beginning January 1, 2018 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We have not yet determined the effects of this new guidance on our financial statements.

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

Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal periods. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The Company intends to adopt this requirement in 2016, and currently anticipates that the impact of adoption will solely be a reclassification of its deferred financing costs from asset classification to contra-liability classification.

NOTE 4 – LINE OF CREDIT AND NOTES PAYABLE

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

The Credit Facility replaced the Company’s $2.0 million credit facility with PNC Bank, National Association (“PNC”), under that certain Loan Agreement, dated as of June 28, 2012, as amended (the “PNC Facility”), and refinanced the amounts that were due under the PNC Facility. At the Closing, the Company paid approximately $1,030,707 to PNC in satisfaction of its obligations under the PNC Facility. In addition, the Company used proceeds from the Credit Facility, totaling approximately $310,649, to satisfy its obligations to Bank of America, N.A., under its Master Lease Agreement, dated as of December 13, 2011. As of June 30, 2015, we were out of compliance with one of the financial covenant contained in our credit facility with Rosenthal & Rosenthal as a result of the loss recorded for the six months ended June 30, 2015. We have reported this non-compliance to Rosenthal & Rosenthal and received a wavier on the covenants.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature at various dates through December 2017. The agreements require various monthly payments of principal and interest until maturity. As of June 30, 2015 and December 31, 2014, financed assets of $61,860 and $136,256, respectively, net of accumulated amortization of $80,056 and $67,126, respectively, are included in property and equipment on the balance sheets. The weighted average interest rate was 2.96% at June 30, 2015 and 3.75% at December 31, 2014.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – STOCKHOLDERS

Brekford Corp. financed the repurchase of shares of its common stock, par value $0.0001 per share (the “Common Stock”), and warrants from the proceeds of convertible promissory notes that were issued by Brekford Corp. on November 9, 2009 in favor of a lender group that included two of its directors, Messrs. C.B. Brechin and Scott Rutherford, in the principal amounts of $250,000 each (each, a “Stockholder Note” and together, the “Stockholder Notes”). Each Stockholder Note bears interest at the rate of 12% per annum and at the time of issuance was to be convertible into shares of Common Stock, at the option of the holder, at an original conversion price of $.07 per share. At the time of issuance, Brekford agreed to pay the unpaid principal balance of the Stockholder Notes and all accrued but unpaid interest on the date that was the earlier of (i) two years from the issuance date or (ii) 10 business days after the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

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

On November 14, 2014, the maturity dates of the Stockholder Notes were extended to the earlier of (i) November 9, 2015 or (ii) 10 business days from the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

The Company anticipates the maturity date of these notes will be extended, thus, they are classified as long term liability. As of June 30, 2015 and December 31, 2014, the amounts outstanding under the Stockholder Notes totaled $500,000.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE - INVESTOR

On March 17, 2015, the Company entered into a note and warrant purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $715,000 of a 6% convertible promissory note issued by the Company for an aggregate purchase price of $650,000 (the “Investor Note”). The Investor Note bears interest at a rate of 6% per annum and the principal amount is due on March 17, 2017. Any interest that accrues under the Investor Note is payable either upon maturity or upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Investor Note is convertible at the option of the Investor at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $0.25 per share and (ii) 70% of the average of the lowest three volume weighted average prices for the twelve (12) trading days prior to such conversion (the “Conversion Price”). In no event shall the Conversion Price go below a price per share that is less than $0.10; provided, however, that if on or after the date of the Agreement the Company sells any Common Stock or Common Stock Equivalents (as defined in the Agreement) at an effective price per share that is less than $0.10 per share, then the Conversion Price shall be equal to the par value of the Common Stock then in effect. In connection with the Agreement, the Investor received a warrant to purchase 780,000 shares of Common Stock (the “Warrant”). The Warrant is exercisable for a period of five years from the date of issuance at an exercise price of $0.50, subject to adjustment (the “Exercise Price”).

The following table provides information relating to the Investor Note at June 30, 2015:

2015
Convertible promissory note payable	$715,000
Original issuance discount, net of amortization of the $12,478 as of June 30, 2015	(52,523)
Beneficial conversion feature, net of amortization of $107,097 as of June 30, 2015	(450,825)
Warrant feature, net of amortization of the $17,675 as of June 30, 2015	(74,403)
Convertible promissory note payable, net	$137,249

We evaluated the financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the Investor Note was afforded the exemption for conventional convertible instruments due to its fixed conversion rate. The Investor Note has an explicit limit on the number of shares issuable so it did meet the conditions set forth in current accounting standards for equity classification. The debt was issued with non-detachable conversion options that are beneficial to the investors at inception, because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The accounting for the beneficial conversion feature requires that the beneficial conversion feature be recognized by allocating the intrinsic value of the conversion option to additional paid-in-capital, resulting in a discount on the convertible notes, which will be amortized and recognized as interest expense.

Accordingly, a portion of the proceeds was allocated to the Warrant based on its relative fair value, which totaled $92,079 using the Black Scholes option-pricing model. Further, the Company attributed a beneficial conversion feature of $557,921 to the shares of Common Stock issuable under the Investor Note based upon the difference between the effective conversion price of those shares and the closing price of the Common Stock on the date on which the Investor Note was issued. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.56%, (iv) expected life of five years, and (v) estimated fair value of the Common Stock of $0.26 per share. The expected term of the Warrant represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms. The Company recorded amortization of the beneficial conversion feature and warrant feature of the Investor Note as interest expense in the amount of $107,097 and $12,478, respectively, during the six months ended June 30, 2015.

The Company recorded an original issue discount of $65,000 to be amortized over the term of the Agreement as interest expense. The Company recognized $17,675 of interest expense as a result of the amortization during the six months ended June 30, 2015.

NOTE 7 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, in conjunction with the issuance of the Investor Note (see Note 6), the Company issued the Warrant, which permits the Investor to purchase 840,000 shares of Common Stock, including 60,000 related to the financing costs, with an exercise price of $0.50 per share and a life of five years.

The Warrant is subject to anti-dilution adjustments that allow for the reduction in the conversion price in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $0.50 a share. The Company accounted for the conversion option of the Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Warrant has been measured at fair value at March 17, 2015 and June 30, 2015 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%; (iii) weighted average risk-free interest rate of 1.37-1.56%; (iv) expected life of five years; and (v) estimated fair value of the Common Stock of $0.18-$0.26 per share.

At June 30, 2015, the outstanding fair value of the derivative liability was $98,112.

NOTE 8 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements matured in April 2015. The agreements required various monthly payments and were secured by the assets under lease. At June 30, 2015 and December 31, 2014, no capital lease was included in property and equipment on the consolidated balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases. Rent expense under our main headquarters lease, expiring on April 30, 2020 amounted to $83,676 and $73,947 for the six months ended June 30, 2015 and 2014, respectively.

The Company also leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating lease expiring on June 30, 2016. Rent expense under this lease amounted to $24,600 and $23,400 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from one major customer during the six months ended June 30, 2015 represented 22% of the total net revenue for the period. Accounts receivable due from three customers at June 30, 2015 amounted to 55% of total accounts receivable.

For the period ended June 30, 2014, the Company had several contracts with government agencies, of which net revenue from one major customer represented 17% of the total net revenue for the period. Accounts receivable due from two customers at June 30, 2014 amounted to 53% of total accounts receivable. Accounts receivable due from customers at December 31, 2014 amounted to 53% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented from two major distributors. Revenues from hardware products amounted to 46% and 54% of total revenues for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and 2014, accounts payable due to these distributors amounted to 59% and 67% of total accounts payable, respectively.

Accounts payable due to these distributors at December 31, 2014, amounted to 53% of total accounts payable at that date.

NOTE 10 - STOCKHOLDERS’ EQUITY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 7, 2010, Brekford Corp. issued a press release announcing that its board of directors authorized a stock repurchase program permitting the Company to repurchase up to $500,000 in outstanding shares of the Common Stock from time to time over a period of 12 months in open market transactions or in privately negotiated transactions at the Company's discretion.  The stock repurchase program was subsequently extended for an additional 12 months until September 7, 2012.  On September 28, 2012, the Company adopted a new stock repurchase program which permits the Company to repurchase the $363,280 in shares that remained available for repurchase under the old program, with the same terms and conditions except that the term of the new stock repurchase program was 24 months. The repurchase plan expired in September 2014.

Warrants

The assumptions used to value warrant grants during the six months ended June 30, 2015 were as follows:

Six months ended June 30, 2015
Expected life (in years)	5.00
Volatility	80.5%
Risk free interest rate	1.56%
Expected Dividend Rate	0

Summary of the warrant activity for six months ended June 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	—	$—	—	$0.00
Granted	840,000	0.50	4.65	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at June 30, 2015	840,000	0.50	4.65	0.00
Exercisable at June 30, 2015	840,000	0.50	4.65	0.00

The weighted average remaining contractual life of warrants outstanding as of June 30, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	840,000	840,000	4.65

Total	840,000	840,000

NOTE 11 – SHARE-BASED COMPENSATION

The Company has issued shares of Common Stock and warrants to purchase shares of Common Stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”). During the six months ended June 30, 2014, Brekford Corp. granted stock options under the 2008 Incentive Plan to its non-employee directors.  These options have exercise prices equal to the fair market value of a share of Common Stock as of the date of grant and have terms of ten years.

Stock Options

There were no option grants during the six months ended June 30, 2015. Option grants during the six months ended June 30, 2014 were primarily made to non-employee directors. The options had a grant date fair value of $0.10 per share and will vest and become exercisable with respect to option shares over a three-year period commencing from the date of grant at a rate of 33.33% per year. The Company recorded $3,740 and $2,493 in stock option compensation expense during in the six-month periods ending June 30, 2015 and 2014, respectively, related to the stock option grants.

Summary of the option activity for six months ended June 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	225,000	$0.20	4.15	$0.00
Granted	—	—	—	—
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at June 30, 2015	225,000	$0.20	3.65	$0.00
Exercisable at June 30, 2015	75,000	$0.20	3.65	$0.00
Vested and expected to vest	150,000	$0.20	3.65	$0.00

The unrecognized compensation cost for unvested stock option awards outstanding at June 30, 2015 was approximately $12,465 to be recognized over approximately 1.65 years.

Stock Grants

During the six months ended June 30, 2015, the Company granted an aggregate of 132,000 shares of Common Stock to key employees in consideration of services rendered and part of employment agreement. The weighted average value of the shares amounted to $0.34 per share based upon the closing price of shares of Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $44,880 in share-based compensation expense during the period ending June 30, 2014 related to stock grants. For the six months ended June 30, 2014, the Company recorded $13,500, in share-based compensation expense related to stock grants.

	Shares	Weighted Average Value

Nonvested restricted stock at January 1, 2015	—	$—
Granted	132,000	0.34
Vested	(132,000)	0.34
Forfeited or expired	—	—
Nonvested restricted stock at June 30, 2015	—	$—

NOTE 12 – INVENTORY

As of June 30, 2015 and December 31, 2014, inventory consisted of the following:

	June 30, 2015	December 31, 2014
Raw Materials	$965,205	$579,279
Work in Process	—	102,669
Total Inventory	$965,205	$681,948

NOTE 13 – NET LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Basic net loss per share :
Net loss	$(28,605)	$(826,682)	$(155,713)	$(1,398,295)
Weighted average common shares outstanding	44,632,569	44,500,569	44,628,923	44,498,635
Basic net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Diluted net loss per share :
Net loss	$(28,605)	$(826,682)	$(155,713)	$(1,398,295)
Weighted average common shares outstanding	44,632,569	44,500,569	44,628,923	44,498,635
Potential dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	44,632,569	44,500,569	44,628,923	44,498,635
Diluted earnings per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Common stock equivalents excluded due to anti-dilutive effect	8,842,311	3,796,429	8,842,311	3,796,429

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2015, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate their fair values because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	98,112	-	-	98,112
Total liabilities measured at fair value	$98,112	$-	$-	$98,112

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2014	$-
Fair value of derivative liabilities issued	113,820
Gain on change in derivative liability	(15,708)
Ending balance as of June 30, 2015	$98,112

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. for the three and six months ended June 30, 2015 and 2014 and the financial condition of Brekford Corp. at June 30, 2015. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as Brekford Corp.’s audited financial statements that were included in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

Brekford Corp. (BFDI) headquartered in Hanover, Maryland is a leading public safety technology service provider of fully integrated traffic safety solutions, parking enforcement citation management, and mobile technology equipment for public safety vehicle services to state and local municipalities, the U.S. Military and various federal public safety agencies throughout the United States.  Brekford’s combination of upfitting services, cutting edge technology, and automated traffic safety enforcement (“ATSE”) services offers a unique 360º solution for law enforcement agencies and municipalities. Our core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of safety solutions to our clients.  Brekford has one wholly owned subsidiary, Municipal Recovery Agency, LLC, a Maryland limited liability company, formed in 2012 for the purpose of providing collection systems and services for unpaid citations and parking fines.

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

Regardless of the increased safety effects and prevention of fatalities, there is still a common misconception that automated traffic safety enforcement systems are not supported by the general public.  An IIHS survey conducted in November 2012 found that a large majority of people living in Washington, D.C., one of the largest combined red light and speed enforcement programs in the U.S., favor camera enforcement.  Of those surveyed, 87% support red light cameras and 76% support speed cameras.  Even the majority of violators (59%) agreed that they deserved their most recent citation. In 2012, IIHS reported that 633 people were killed and an estimated 133,000 were injured in crashes that involved red light running.  Speeding was a factor in 31% of motor vehicle crash deaths in 2012.

Brekford’s  ATSE products offer intersection safety (red light), photo speed, and work zone enforcement options by way of a complete suite of solution-based products.  By assembling a team of industry professionals with extensive experience in this field, we have developed equipment and a full  turnkey solution that we believe will ensure the success of any program.  Having the advantage of a team with experience, we have created and implemented some of the most cutting-edge features into our design – while constructing end-to-end systems specifically with our clients’ needs in mind.

Automated Traffic Safety Enforcement - Photo Speed & Red Light Enforcement

ATSE systems are one of a wide range of measures that are effective at reducing vehicle speeds and crashes. The ATSE system is an enforcement technique with one or more motor vehicle sensors producing recorded images of motor vehicles traveling at speeds above a defined threshold. Images captured by the ATSE system are processed and reviewed in an office environment and violation notices are mailed to the registered owner of the identified vehicle. ATSE is a technology available to law enforcement as a supplement and not a replacement for traditional enforcement operations. Evaluations of ATSE, both internationally and in the United States have identified some advantages over traditional speed enforcement methods.  These include:

●
High rate of violation detection. ATSE units can detect and record multiple violations per minute. This can provide a strong deterrent effect by increasing drivers’ perceived likelihood of being cited for speeding.

●
Physical safety of ATSE operators and motorists. ATSE can operate at locations where roadside traffic stops are dangerous or infeasible, and where traffic conditions are unsafe for police vehicles to enter the traffic stream and stop suspected violators. With ATSE there is normally no vehicle pursuit or confrontation with motorists. ATSE might also reduce the occurrence of traffic congestion due to driver distraction caused by traffic stops on the roadside.

●
Fairness of operation. Violations are recorded for all vehicles traveling in excess of the enforcement speed threshold.  Efficient use of resources. ATSE can act as a “force multiplier,” enhancing the influence of limited traffic enforcement staff and resources.

Beyond traditional tax collection on income or property, state agencies and local municipalities rely heavily on fine and fee revenue generated from a multitude of violator-funded sources.  For example, jurisdictions generate sizable revenues from court fees, traffic and parking violations, ordinance infractions, and library and utility arrearages. Each of these revenue sources funds public safety and community development initiatives and without the income, the services are curtailed. Brekford offers client-specific solutions to these agencies and municipalities to assist them with collecting unpaid fines, including:

●	Notification continuance
●	Mail house and printing
●	Data purification and verification
●	Back office support
●	Call center response (inbound & out bound)
●	Lock-box & treasury
●	Payment processing

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

For more than a decade, Brekford has been a distributor for most major brands in the mobile technology arena. We handle everything from Panasonic Toughbooks® and Arbitrator® digital video systems to emergency lighting systems and wireless technology.  We believe that we have all of the high-end products our customers need to handle their day-to-day operations and protect the public they serve. Every product we sell is tested by highly trained technicians and guaranteed to work in even the most extreme conditions. We specialize in seamlessly incorporating custom-built solutions within existing networks. We deliver our end-to-end solutions with service programs that work for agencies large and small, from  turnkey drop shipping to municipal leases. Our commitment is to design and deliver solutions that meet or exceed industry standards for safety, ergonomics, reliability, serviceability and uniformity.

We develop integrated, interoperable, feature-rich mobile systems that enable first responders, such as police, fire and EMS, to obtain and exchange information in real time. The rapid dissemination of real time information is critical to determine and assure timely and precise resource allocation by public sector decision makers. As a premiere Panasonic Toughbook partner, we augment these rugged laptops by designing and manufacturing vehicle mounting systems and docking stations for in-vehicle communications equipment. With rugged laptop computers, tablets and hand-helds devices, GPS terminals, two-way radios, and full console systems, we provide ergonomically sound mounting products with full port replication.

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2015 and 2014

The following tables summarize and compare selected items from the statements of operations for the six months ended June 30, 2015 and the six months ended June 30, 2014.

	Six Months Ended June 30,		(Decrease) / Increase
	2015	2014	$	%
Net Revenues	$8,809,592	8,554,594	$254,998	3.0%

Cost of Revenues	6,824,538	7,306,372	(481,834)	(6.6)%

Gross Profit	$1,985,054	1,248,222	$736,832	59.0%

Gross Profit Percentage of Revenue	22.53%	14.59%

Revenues

Revenues for the six months ended June 30, 2015 amounted to $8,809,592 as compared to revenues of $8,554,594 for the six months ended June 30, 2014, representing an increase of $254,998 or 3.0%.  Despite the nominal overall revenue increase, there was a change in the revenue mix, with our higher gross margin ATSE services providing an increase of 39% or $409,287, offset by a slight decrease in Vehicle Services revenue as the Company has focused on certain minimum margin requirements for rugged IT and vehicle upfitting projects.  ATSE services revenue growth was primarily driven by the launch of our Saltillo, Mexico project in April 2015 coupled with changes to flat fee contract structures for certain U.S. speed camera clients.  For the six months ended June 30, 2015 ATSE paid citations amounted to 75,055 from 53 cameras as compared to 49,099 from 43 cameras for the six months ended June 30, 2014, representing an increase of 25,956 or 52.9%.

In April 2015, the Company began operations on its Saltillo, Mexico program which has resulted in monthly recurring revenue from the City of Saltillo, Mexico under an exclusive agreement signed in 2014 with Grupo Canviso Tec (“Canviso”), a Mexican Corporation, for the purposes of supplying turnkey ATSE services to cities and municipalities in Mexico.  As of June 30, 2015, the Company has installed all necessary technology and communications infrastructure to operate the Saltillo program as well as other programs as they are added, with Saltillo being the main operations hub for the entire country.  Currently there are 10 speed photo enforcement cameras in live operation with 23 more anticipated to go live in the third quarter of 2015.   The agreement contemplates the installation of up to 210 speed and red light cameras throughout the City as program needs dictate, and the Company is working closely with Canviso and the City to plan future phases of the rollout.  A total of 14,589 collected citations were issued from the 10 cameras in the second quarter of 2015.  We are anticipating near term revenue growth from this project assuming there are no delays with new camera placements, and the City’s collections enforcement measures remain consistent.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2015 amounted to $6,824,538 as compared to $7,306,372 for the six months ended June 30, 2014, a decrease of $481,834 or 6.6%.  The decrease was primarily driven by lower costs for technology purchases as we experienced a higher volume of labor driven upfitting projects.  ATSE cost of revenues was lower as well due to operational efficiencies and lower overall direct labor cost associated with equipment maintenance and operation.

 Gross Profit

Gross profit for the six months ended June 30, 2015 amounted to $1,985,054 as compared to $1,248,222 for the six months ended June 30, 2014, an increase of $736,832 or 59.0%.  Two key drivers of the increase were a higher percentage of revenues from ATSE services as well as higher gross margins from Vehicle Services due to increased upfitting projects versus direct technology sales.  Overall gross margin percentage for the six months ended June 30, 2015 was 22.5% as compared to 14.6% for the six months ended June 30, 2014.  ATSE gross margin percentage for the six months ended June 30, 2015 was 70.7% as compared to 51.0% for the six months ended June 30, 2014.  Vehicle Services gross margin percentage for the six months ended June 30, 2015 was 13.0% as compared to 9.5% for the six months ended June 30, 2014. For the full year 2015,  the Company expects ATSE gross margin percentage to approximate 65% and Vehicle Services gross margin percentage to approximate 12%.  As contributed revenues from ATSE services continue to rise as a percentage of overall revenues, we anticipate continued growth in the Company’s overall gross margin percentage.

Expenses

	Six Months Ended June 30,		Increase / (Decrease)
	2015	2014	$	%
OPERATING EXPENSES
Salaries and related expenses	$996,263	$933,596	$62,667	6.7%
Selling, general and administrative expenses	866,986	1,641,214	(774,228)	(47.2)%
Total operating expenses	$1,863,249	$2,574,810	$(711,561)	(27.6)%

Salaries and Related Expenses

Salaries and related expenses for the six months ended June 30, 2015 amounted to $996,263 as compared to $933,596 for the six months ended June 30, 2014, an increase of $62,667 or 6.7%. The increase was due to higher costs for corporate support labor, increased sales commissions, and higher health insurance costs.  The Company has reduced overall labor costs, specifically with respect to direct labor categorized as cost of revenues; however, management believes that certain infrastructure costs associated with sales and marketing efforts are a key to renewed growth.  As such, the Company intends to continue focusing on these efforts through a coordinated international strategy in regaining sustained profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 amounted to $866,986 as compared to $1,641,214 for the six months ended June 30, 2014, a decrease of $774,228 or 47.2%.  The decrease was primarily driven by lower depreciation expense as certain obsolete assets had been disposed of in the first half of 2014 and the Company has not incurred significant additional capital expenditures since 2014.

Other Expenses, net

Total other expenses increased for the six months ended June 30, 2015 to $277,518 compared to $71,707 for the six months ended June 30, 2014. The increased expenses were due primarily to a net increase in financing cost of $160,787 that includes of non-cash interest expense related to the original issue discount of $12,477 and debt discount amortization of $124,771 offset by the decrease in warrant liability of $15,708 related to the issuance of the convertible notes payable in March 2015.  The remainder of the increase was due to an increase in cash interest expense associated with balances on the Company’s revolving line of credit.

Net (Loss) Income

Net loss for the six months ended June 30, 2015 amounted to $155,713 compared to a net loss of $1,398,295 for the six months ended June 30, 2014, a decrease of $1,242,582 or 88.9%.  The decrease was primarily due to higher overall gross profit margins and lower overall operating expenses.  Excluding other expenses consisting of both cash and non-cash interest expense, operating income amounted to $121,805 for the six months ended June 30, 2015 as compared to a loss of $1,326,588 for the six months ended June 30, 2014, for an improvement of $1,448,393 or 109.2%

Results of Operations for the Three Months Ended June 30, 2015 and 2014

The following tables summarize and compare selected items from the statement of operations for the three months ended June 30, 2015 and the three months ended June 30, 2014.

	Three Months Ended June 30,		(Decrease) / Increase
	2015	2014	$	%
Net Revenues	$3,663,413	3,892,307	$(228,894)	(5.9)%

Cost of Revenues	2,603,951	3,232,244	(628,293)	(19.4)%

Gross Profit	$1,059,462	660,063	$399,399	60.5%

Gross Profit Percentage of Revenue	28.9%	17.0%

Revenues

Revenues for the three months ended June 30, 2015 amounted to $3,663,413 as compared to revenues of $3,892,307 for the three months ended June 30, 2014, representing a decrease of $228,894 or 5.88%.  The overall decrease was due to lower Vehicle Services revenue as certain projects in the sales order pipeline were not completed as a result of component shipment delays. The overall decrease was offset by an increase in ATSE services revenue of $244,775 or 44.5% as contributions increased from recurring monthly revenues in Saltillo, Mexico and certain U.S. clients transitioned to a flat fee payment structure.  For the three months ended June 30, 2015 ATSE paid citations amounted to 43,443 from 53 cameras as compared to 25,975 from 43 cameras for the three months ended June 30, 2014, representing an increase of 17,468 or 67.2%.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2015 amounted to $2,603,951 as compared to $3,232,244 for the three months ended June 30, 2014, a decrease of $628,293 or 19.4%.  The decrease was primarily driven by lower costs for technology purchases as we experienced a higher volume of labor driven upfitting projects.  ATSE cost of revenues was lower as well due to operational efficiencies and lower overall direct labor cost associated with equipment maintenance and operation.

Gross Profit

Gross profit for the three months ended June 30, 2015 amounted to $1,059,462 as compared to $660,063 for the three months ended June 30, 2014, an increase of $399,399 or 60.5%.  Two key drivers of the increase were a higher percentage of revenues from ATSE services as well as higher gross margins from Vehicle Services due to increased upfitting projects versus direct technology sales.  Overall gross margin percentage for the three months ended June 30, 2015 was 28.9% as compared to 17.0% for the three months ended June 30, 2014.  The gross margin percentage increase was attributable to a higher percentage of revenue contributed by ATSE services, as well as higher gross margin percentages for both ATSE services and Vehicle Services.  ATSE gross margin percentage for the three months ended June 30, 2015 was 73.0% as compared to 50.1% for the three months ended June 30, 2014.  Vehicle Services gross margin percentage for the three months ended June 30, 2015 was 16.7% as compared to 11.5% for the three months ended June 30, 2014.  For the full year 2015, the Company expects ATSE gross margin percentage to approximate 65% and Vehicle Services gross margin percentage to approximate 12%.  As contributed revenues from ATSE services continue to rise as a percentage of overall revenues, we anticipate continued growth in the Company’s overall gross margin percentage.

Expenses

	Three Months Ended June 30,		Increase / (Decrease)
	2015	2014	$	%
OPERATING EXPENSES
Salaries and related expenses	$456,042	$445,967	$10,075	2.3%
Selling, general and administrative expenses	405,601	1,004,930	(599,329)	(59.6)%
Total operating expenses	$861,643	$1,450,897	$(589,254)	(40.6)%

Salaries and Related Expenses

Salaries and related expenses for the three months ended June 30, 2015 amounted to $456,042 as compared to $445,967 for the three months ended June 30, 2014, an increase of $10,075 or 2.3%.  The increase was due to higher costs for corporate support labor.  The Company has reduced overall labor costs, specifically with respect to direct labor categorized as cost of revenues; however, management believes that certain infrastructure costs associated with sales and marketing efforts are a key to renewed growth.  As such, the Company intends to continue focusing on these efforts through a coordinated international strategy in regaining sustained profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 amounted to $405,601 as compared to $1,004,930 for the three months ended June 30, 2014, a decrease of $599,329 or 59.6%.  The decrease was primarily driven by lower depreciation expense as certain obsolete assets had been disposed of in the second quarter of 2014 and the Company has not incurred significant additional capital expenditures since 2014.

Other Expenses, net

Total other expenses increased for the three months ended June 30, 2015 to $226,424 compared to $35,848 for the three months ended June 30, 2014.  The increased expenses were due primarily to a net increase in financing cost of $128,222 that includes non-cash interest expense related to the original issue discount of $10,814 and debt discount amortization of $108,135 and the increase in warrant liability of $31,080  related to the issuance of the convertible notes payable in March 2015.  The remainder of the increase was due to an increase in cash interest expense associated with balances on the Company’s revolving line of credit.

Net (Loss) Income

Net loss for the three months ended June 30, 2015 amounted to $28,605 compared to a net loss of $826,682 for the three months ended June 30, 2014, a decrease of $798,077 or 96.5%.  The decrease was primarily due to higher overall gross profit margins and lower overall operating expenses.  Excluding other expenses consisting of both cash and non-cash interest expense, operating income amounted to $197,819 for the three months ended June 30, 2015 as compared to a loss of $790,834 for the three months ended June 30, 2014, for an improvement of $988,653 or 125.0%.

Financial Condition, Liquidity and Capital Resources

At June 30, 2015, we had total current assets of $4.96 million and total current liabilities of $4.40 million resulting in a working capital surplus of $0.56 million. Inventory totaled $1.0 million at June 30, 2015 and primarily consisted of raw materials related to future product sales.  In comparison, at December 31, 2014, we had total current assets of approximately $3.85 million and total current liabilities of approximately $3.90 million, resulting in a working capital deficit of approximately $50,000.

The Company’s accumulated deficit increased to approximately $10.7 million at June 30, 2015 from $10.6 million at December 31, 2014, as result of the net loss recorded for the six months ended June 30, 2015. Cash flows used in operations for the six months ended June 30, 2015 were approximately $0.3 million, compared to cash flows provided by operations for the six months ended June 30, 2014 was approximately $0.3 million.

The Company relies on cash reserves, cash flows from operations and the Credit Facility (as defined below) to fund its operations.  At June 30, 2015, the Company had approximately $0.8 million in unrestricted cash available, compared to approximately $1.1 million at December 31, 2014.  In addition, the Company has established a credit facility (the “Credit Facility”) with Rosenthal & Rosenthal (“Rosenthal”) consisting of $2.5 million in revolving loans (the “Revolving Facility”) and a $0.5 million non-revolving term loan (the “Term Loan”).  The amount of funds available under the Revolving Facility from time to time is subject to certain limits based on, among other things, the Company’s receivables and inventory.  At June 30, 2015, the Company had $0.9 million in outstanding indebtedness under the Revolving Facility and $0.3 million in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $1.6 million under the Revolving Facility. As of June 30, 2015, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the net loss recorded for the six months ended June 30, 2015. We have reported this non-compliance to Rosenthal & Rosenthal and received a wavier on the covenants.

As discussed in Note 5 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of June 30, 2015.  On November 4, 2014, the maturity dates of these unsecured promissory notes were extended to the earlier of (i) November 9, 2015 or (ii) 10 business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

The Company intends to continue its efforts to expand sales of ATSE services, and such expansion may significantly increase the Company’s working capital needs. On March 17, 2015, the Company entered into a note and warrant purchase agreement providing for immediate funding of $650,000 through the issuance of a convertible promissory note (see Note 6 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report for additional detail). The primary use of proceeds was to acquire necessary equipment for the initial phase of a 210-camera project in Mexico providing turnkey ATSE services to the City of Saltillo, which began operations in the second quarter of 2015. We have achieved positive cash flow generation from this project as of June 30, 2015.  Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from the Credit Facility will be sufficient to sustain the Company’s business initiatives through at least June 30, 2016. Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate.

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

Cash Flows used in Operating Activities

Net cash used in operating activities was $0.3 million for the six months ended June 30, 2015 compared to the net cash provided by operating activities of $0.3 million for the six months ended June 30, 2014. Cash was used primarily to fund our operations and working capital needs, net of non-cash expenditures such as depreciation and amortization, share based compensation for services and financing related costs. During the six months ended June 30, 2015, the net loss of $0.2 million, the increase in accounts receivable of $0.9 million and inventory of $0.3 million offset by the increase of accounts payable of $0.8 million were the primary drivers of the cash used in operating activities. During the six months ended June 30, 2014, the net loss of $1.4 million was adjusted for a non-cash disposal of equipment of $0.3 million offset by a decrease in inventory of $0.7 million and an increase in accounts payable of $0.5 million were the primary drivers of the cash provided by operating activities.

Cash Flows Used in Investing Activities

There were no investing activities in the six months ended June 30, 2015 or 2014.

Cash Flows Used in Financing Activities

Net cash provided by financing activities was $40,000 for the six months ended June 30, 2015 and net cash used in financing activities was $1.4 million for the six months ended June 30, 2014. The Company made repayments, net of advances, of $0.2 million under the Credit Facility related to outstanding customer invoices. In addition, the Company received $0.65 million of net proceeds from the issuance of a convertible promissory note in March 2015. Furthermore, the Company made aggregate principal payments of $0.2 million on capital lease and other note obligations. In the corresponding period of 2014, the Company made net payments to a line of credit of $1.2 million and aggregate principal payments of $0.6 million on capital lease and other note obligations offset by proceeds from a note payable of $0.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 discusses those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the six months ended June 30, 2015, and that no material changes therein have occurred.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2015 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Brekford Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014, management identified, through its annual evaluation as of December 31, 2014, a material weakness in the Company’s internal control over financial reporting, in that the Company does not employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  Management has concluded that this material weakness likewise existed as of June 30, 2015.  The Company is addressing this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers. As of June 30, 2015, the Company engaged an outside financial consultant to provide assistance with the remediation of this weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, other than the engagement of the financial consultant described above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended June 30, 2015 that are material to the Company or its assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

Neither Brekford Corp. nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the quarter ended June 30, 2015.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits that are filed or furnished with this report are listed in the Exhibit Index, which immediately follows the signatures hereto, and that Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brekford Corp.

Date: August 13, 2015	By:	/s/ C.B. Brechin
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