Form 10-Q
period 2015-09-30
Brekford Corp.
filed 2015-11-13
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 44,632,569 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of November 11, 2015.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash, unrestricted	$796,410	$1,112,881
Accounts receivable, net of allowance $0 at September 30, 2015 and December 31, 2014, respectively	3,839,754	1,706,704
Unbilled receivables	490,646	198,725
Prepaid expenses	152,585	146,569
Inventory	1,170,834	681,948
Total current assets	6,450,229	3,846,827
Property and equipment, net	133,695	284,322
Other non-current assets	173,887	112,132
TOTAL ASSETS	$6,757,811	4,243,281
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,717,289	$1,842,892
Accrued payroll and related expenses	81,214	23,252
Line of credit	2,610,684	1,169,558
Term loan – current portion	229,167	250,000
Deferred revenue	81,954	255,405
Customer deposits	137,315	137,826
Obligations under capital lease – current portion	—	140,209
Obligations under other notes payable – current portion	29,050	28,602
Derivative liability	153,048	—
Other liabilities	47,369	48,669
Total current liabilities	6,087,090	3,896,413

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Other notes payable - net of current portion	29,110	48,371
Deferred rent, net of current portion	44,132	—
Term notes payable, net of current portion	—	166,667
Convertible promissory notes, net of debt discounts of $457,495 and $0 at September 30, 2015 and December 31, 2014, respectively	257,505	—
Total long-term liabilities	830,747	715,038
TOTAL LIABILITIES	6,917,837	4,611,451

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 44,632,569 issued and outstanding, at September 30, 2015 and 44,500,569 issued and outstanding at December 31, 2014	4,464	4,450
Additional paid-in capital	10,815,366	10,204,479
Treasury Stock, at cost 10,600 shares at September 30, 2015 and December 31, 2014, respectively	(5,890)	(5,890)
Accumulated deficit	(10,969,583)	(10,571,209
Other comprehensive loss	(4,383)	—
TOTAL STOCKHOLDERS’ (DEFICIT)	(160,026)	(368,170)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$6,757,811	$4,243,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

NET REVENUE	$5,776,862	$5,314,554	$14,586,453	$13,869,147

COST OF REVENUE	4,887,299	4,148,130	11,711,852	11,454,502

GROSS PROFIT	889,563	1,166,424	2,874,601	2,414,645

OPERATING EXPENSES
Salaries and related expenses	485,740	485,530	1,482,003	1,419,126
Selling, general and administrative expenses	397,473	473,392	1,264,458	2,114,605

TOTAL OPERATING EXPENSES	883,213	958,922	2,746,461	3,533,731

INCOME (LOSS) FROM OPERATIONS	6,350	207,502	128,140	(1,119,086)

OTHER (EXPENSE)
Interest expense	(64,651)	(46,465)	(181,382)	(118,172)
Change in fair value in derivative liability	(54,936)	—	(39,228)	—
Other expense	(129,410)	—	(305,905)	—

TOTAL OTHER (EXPENSE)	(248,997)	(46,465)	(526,515)	(118,172)

NET (LOSS) INCOME	$(242,647)	$161,037	$(398,375)	$(1,237,258)

OTHER COMPREHENSIVE LOSS – foreign currency translation	(4,383)	—	(4,383)	—

COMPREHENSIVE (LOSS) INCOME	$(247,030)	$161,037	$(402,758)	$(1,237,258)

(LOSS) INCOME PER SHARE – BASIC AND DILUTED	$(0.01)	$0.00	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	44,632,569	44,500,569	44,630,151	44,999,287
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	44,632,569	48,071,998	44,630,151	44,999,287

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(398,375)	$(1,237,258)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	150,627	686,963
Share based compensation	52,980	17,863
Deferred rent	44,131	(48,632)
Bad debt expense	—	49,163
Loss on disposal of property and equipment	—	319,739
Amortization of debt discount	257,505	—
Amortization of finance cost	35,924	—
Change in fair value of derivative liability	39,228	—
Changes In operating assets and liabilities:
Accounts receivables	(2,133,049)	(1,197,389)
Unbilled Receivables	(291,921)	(100,767)
Prepaid expenses and other non-current assets	3,489	(21,707)
Inventory	(488,886)	495,964
Customer deposits	(511)	20,097
Accounts payable and accrued expenses	874,399	856,331
Accrued payroll and related expenses	57,962	(39,702)
Other payables	(1,300)	(962)
Deferred revenue	(173,451)	(318,192)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,971,248)	(518,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(30,293)
NET CASH USED IN INVESTING ACTIVITIES	—	(30,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	1,441,126	(757,188)
Payments on – other notes payable	(18,813)	(25,989)
Borrowing on term notes	650,000	500,000
Payments on term notes	(187,500)	(20,833)
Deferred financing cost	(85,444)	—
Principal payments on capital lease obligations	(140,209)	(673,738)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,659,160	(977,748)
Effect of foreign currency translation	(4,383)	—

NET CHANGE IN CASH	(316,471)	(1,526,530)

CASH – Beginning of period	1,112,881	2,052,306

CASH – End of period	796,410	$525,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$181,382	$118,172
Cash paid for income taxes	$1,300	$962
Discount on notes payable	$41,590	—
Liabilities settled in exchange for equipment	$—	$260,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2015

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

NOTE 2 – LIQUIDITY

For the nine months ended September 30, 2015, the Company incurred a net loss of $398,375 and used $1,971,248 of cash for operations and working capital. Additionally, at September 30, 2015 the Company had cash available of $796,410 and a working capital surplus of $363,139. No funds were available under the Company’s credit facility as it was overdrawn by $110,684 above the $2.5 million credit limit (see Note 4) at September 30, 2015.  This was caused by a minor timing issue with end of quarter shipments and approved by our lender, Rosenthal & Rosenthal, Inc. (“Rosenthal”).  The Company began operations on its Saltillo, Mexico contract in April 2015 and funded its startup capital and other cash needs relating to this contract through the sale and issuance of a $650,000 convertible promissory note, net of original issuance discount, on March 17, 2015 (see Note 6). The Company expects this contract, as well as the overall Company, to generate positive cash flow for the period ending December 31, 2015.  Through September 30, 2015, the Saltillo contract was generating positive cash flow.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from the revolving credit facility will be sufficient to sustain the Company’s business initiatives through at least September 30, 2016, but there can be no assurance that these resources will be adequate.  In the event that projected cash flow does not meet expectations, management believes that the Company could take immediate action with respect to cost reductions to align future expenditures with existing revenue streams.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2014, was derived from audited financial statements of that date. The interim condensed consolidated statements of operations are not necessarily indicative of the results that may be expected for any future interim period or the year ending December 31, 2015.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our annual report on Form 10-K for the year ended December 31, 2014. Certain prior period information has been reclassified to conform to the current period presentation.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant  for the three months and nine months ended September 30, 2015 and September 30, 2014.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company also offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties amounted to $39,166 and $211,100 for the three and nine months ended September 30, 2015, respectively, compared to $112,350 and $339,712, respectively, for the same periods of 2014.

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

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of September 30, 2015, 10,600 shares of Brekford Corp. common stock were held in treasury at an aggregate cost of $5,890.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period. Valuation allowances are established when the realization of deferred tax assets are considered more likely than not.

The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years prior to 2012. The Company’s policy is to recognize interest related to unrecognized tax benefits as income tax expense. The Company believes that it has appropriate support for the income tax positions it takes and expects to take on its tax returns, and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

We account for our derivative financial instruments, consisting solely of certain stock purchase warrants that contain non-standard anti-dilutions provisions and/or cash settlement features, and certain conversion options embedded in our convertible instruments, at fair value using Level 3 inputs, which are discussed in Note 14 to these condensed consolidated financial statements. We determine the fair value of these derivative liabilities using the Black-Scholes option-pricing model when appropriate, and in certain circumstances using binomial lattice models or other accepted valuation practices.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about operating segments in its financial reports issued to its stockholders. Based on its current analysis, management has determined that the Company has only one operating segment, which is Traffic Safety Solutions. The chief operating decision-makers use combined results to make operating and strategic decisions, therefore, the Company believes its entire operation is covered under a single segment.

Recent Accounting Pronouncements

In May 2014, the FASB amended the ASC and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance will be effective for the Company beginning January 1, 2018 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We have not yet determined the effects of this new guidance on our financial statements.

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

NOTE 4 – LINE OF CREDIT AND NOTES PAYABLE

On May 27, 2014, Brekford Corp. closed (the “Closing”) on an aggregate $3.0 million credit facility (the “Credit Facility”) with Rosenthal as lender consisting of $2.5 million in revolving loans (the “Revolving Facility”) and a $500,000 non-revolving loan (the “Term Loan”). The terms and conditions of the Credit Facility are set forth in a Financing Agreement between the Company and Rosenthal dated May 27, 2014 (the “Financing Agreement”). The Term Loan is additionally evidenced by a Term Note issued by the Company in favor of Rosenthal. The maximum amount that the Company may borrow from time to time under the Revolving Facility will be the lesser of $2.5 million or the “Loan Availability” (as defined in the Financing Agreement), which is tied to the amount of the Company’s “Eligible Receivables” (as defined in the Financing Agreement) and the amount of its “Eligible Inventory” (as defined in the Financing Agreement). Interest on the unpaid principal balances due under the Credit Facility is payable monthly in arrears. Amounts borrowed under the Revolving Facility that do not exceed the “Receivable Availability” (as defined in the Financing Agreement) will bear interest at an annual rate equal to the prime rate from time to time publicly announced in New York City by JPMorgan Chase Bank (the “Prime Rate”) plus 2.5%; amounts borrowed under the Revolving Facility that relate to the “Inventory Availability” (as defined in the Financing Agreement) will bear interest at an annual rate equal to the Prime Rate plus 3.0% (the “Inventory Rate”); and any amounts that, on any day, exceed the Loan Availability will bear interest at an annual rate equal to the Inventory Rate plus 4.0%; provided, however, that the Prime Rate will never be deemed to be less than 4.0%. The Company agreed to pay a minimum of $3,000 in monthly interest under the Revolving Facility, as well as a $1,000 monthly loan administration fee. In addition, the Company agreed to pay Rosenthal a facility fee at the Closing in the amount of $30,000. At each annual renewal of the Financing Agreement, the Company will pay Rosenthal a facility fee in the amount of $18,750.

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

The Credit Facility replaced the Company’s $2.0 million credit facility with PNC Bank, National Association (“PNC”), under that certain Loan Agreement, dated as of June 28, 2012, as amended (the “PNC Facility”), and refinanced the amounts that were due under the PNC Facility. At the Closing, the Company paid approximately $1,030,707 to PNC in satisfaction of its obligations under the PNC Facility. In addition, the Company used proceeds from the Credit Facility, totaling approximately $310,649, to satisfy its obligations to Bank of America, N.A., under its Master Lease Agreement, dated as of December 13, 2011. As of September 30, 2015, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the loss recorded for the nine months ended September 30, 2015.  Additionally the Company was overdrawn under the Revolving Facility by $110,684 at September 30, 2015 due to timing with end of quarter shipments.  Rosenthal consented to the overdraw.  For the covenant non-compliance, we have received a waiver from Rosenthal.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature at various dates through December 2017. The agreements require various monthly payments of principal and interest until maturity. As of September 30, 2015 and December 31, 2014, financed assets of $54,796 and $83,053, respectively, net of accumulated amortization of $87,120 and $58,863, respectively, are included in property and equipment on the balance sheets. The weighted average interest rate was 2.96% at September 30, 2015 and 3.75% at December 31, 2014.

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

On November 9, 2015, the maturity dates of the Stockholder Notes were extended to the earlier of (i) November 9, 2016 or (ii) 10 business days from the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

The Company anticipates the maturity date of the Stockholder Notes will continue to be extended for the foreseeable future; thus, they are classified as long term liabilities. As of September 30, 2015 and December 31, 2014, the amounts outstanding under the Stockholder Notes totaled $500,000.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE - INVESTOR

On March 17, 2015, the Company entered into a note and warrant purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $715,000 of a 6% convertible promissory note issued by the Company for an aggregate purchase price of $650,000 (the “Investor Note”). The Investor Note bears interest at a rate of 6% per annum and the principal amount is due on March 17, 2017. Any interest that accrues under the Investor Note is payable either upon maturity or upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Investor Note is convertible at the option of the Investor at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $0.25 per share and (ii) 70% of the average of the lowest three volume weighted average prices for the twelve (12) trading days prior to such conversion (the “Conversion Price”). In no event can the Conversion Price be less than $0.10; provided, however, that if on or after the date of the Agreement the Company sells any Common Stock or Common Stock Equivalents (as defined in the Agreement) at an effective price per share that is less than $0.10 per share, then the Conversion Price shall be equal to the par value of the Common Stock then in effect. In connection with the Agreement, the Investor received a warrant to purchase 780,000 shares of Common Stock (the “Warrant”). The Warrant is exercisable for a period of five years from the date of issuance at an exercise price of $0.50 per share, subject to adjustment (the “Exercise Price”).

The following table provides information relating to the Investor Note at September 30, 2015:

2015
Convertible promissory note payable	$715,000
Original issuance discount, net of amortization of the $23,410 as of September 30, 2015	(41,590)
Beneficial conversion feature, net of amortization of $200,933 as of September 30, 2015	(356,988)
Warrant feature, net of amortization of the $33,162 as of September 30, 2015	(58,917)
Convertible promissory note payable, net	$257,505

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

Accordingly, a portion of the proceeds was allocated to the Warrant based on its relative fair value, which totaled $92,079 using the Black Scholes option-pricing model. Further, the Company attributed a beneficial conversion feature of $557,921 to the shares of Common Stock issuable under the Investor Note based upon the difference between the effective Conversion Price and the closing price of the Common Stock on the date on which the Investor Note was issued. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.56%, (iv) expected life of five years, and (v) estimated fair value of the Common Stock of $0.26 per share. The expected term of the Warrant represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms. The Company recorded amortization of the beneficial conversion feature and warrant feature of the Investor Note as interest expense in the amount of $200,933 and $23,410, respectively, during the nine months ended September 30, 2015.

The Company recorded an original issue discount of $65,000 to be amortized over the term of the Agreement as interest expense. The Company recognized $33,162 of interest expense as a result of the amortization during the nine months ended September 30, 2015.

On October 23, 2015, the Investor converted $25,000 of principal and $904 of accrued interest due under the Investor Note into 169,530 shares of Common Stock. (See Note 15 - Subsequent Events).

NOTE 7 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, in conjunction with the issuance of the Investor Note (see Note 6), the Company issued the Warrant, which permits the Investor to purchase 840,000 shares of Common Stock, including 60,000 related to the financing costs, with an exercise price of $0.50 per share and a life of five years.

The Exercise Price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $0.50 a share. The Company accounted for the conversion option of the Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Warrant has been measured at fair value at March 17, 2015 and September 30, 2015 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%; (iii) weighted average risk-free interest rate of 1.37-1.56%; (iv) expected life of five years; and (v) estimated fair value of the Common Stock of $0.18-$0.26 per share.

At September 30, 2015, the outstanding fair value of the derivative liability was $153,048.

NOTE 8 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements matured in April 2015. The agreements required various monthly payments and were secured by the assets under lease. At September 30, 2015 and December 31, 2014, no capital lease was included in property and equipment on the consolidated balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases. Rent expense under our main headquarters lease, expiring on April 30, 2020 amounted to $126,486 and $110,920 for the nine months ended September 30, 2015 and 2014, respectively.

The Company also leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating lease expiring on June 30, 2016. Rent expense under this lease amounted to $36,900 and $35,100 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from one major customer during the nine months ended September 30, 2015 represented 23% of the total net revenue for the period. Accounts receivable due from three customers at September 30, 2015 amounted to 60% of total accounts receivable.

For the nine-month period ended September 30, 2014, the Company had several contracts with government agencies, of which net revenue from two major customers represented 21% of the total net revenue for the period. Accounts receivable due from two customers at September 30, 2014 amounted to 65% of total accounts receivable. Accounts receivable due from these two customers at December 31, 2014 amounted to 53% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented from one major distributor. Revenues from hardware products amounted to 47% and 54% of total revenues for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and 2014, accounts payable due to this distributor amounted to 43% and 34% of total accounts payable, respectively.

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

Warrants

The assumptions used to value warrant grants during the nine months ended September 30, 2015, which consisted solely of the Warrant, were as follows:

Nine months ended September 30, 2015
Expected life (in years)	5.00
Volatility	80.5%
Risk free interest rate	1.56%
Expected Dividend Rate	0

Summary of the warrant activity for nine months ended September 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	—	$—	—	$0.00
Granted	840,000	0.50	4.46	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at September 30, 2015	840,000	0.50	4.46	0.00
Exercisable at September 30, 2015	840,000	0.50	4.46	0.00

The weighted average remaining contractual life of warrants outstanding as of September 30, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	840,000	840,000	4.46

Total	840,000	840,000	4.46

NOTE 11 – SHARE-BASED COMPENSATION

The Company has issued shares of Common Stock and warrants to purchase shares of Common Stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”). During the nine months ended September 30, 2015, Brekford Corp. granted stock options under the 2008 Incentive Plan to its non-employee directors.  These options have exercise prices equal to the fair market value of a share of Common Stock as of the date of grant and have terms of ten years.

Stock Options

Option grants during the nine months ended September 30, 2015 were primarily made to non-employee directors who elected to receive options for their Board service. The options had a grant date fair value of $0.12 per share and will vest and become exercisable with respect to option shares over a three year period commencing from the date of grant at a rate of 33.33% per year. The Company recorded $4,360 and $8,100 in stock option compensation expense during the three and nine-month periods ended September 30, 2015, respectively, related to the stock option grants.

Summary of the option activity for nine months ended September 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	225,000	$0.20	4.15	$0.00
Granted	225,000	$0.24	3.50	0.00
Forfeited or expired	(50,000)	—	—	0.00
Exercised	—	—	—
Outstanding at September 30, 2015	400,000	$0.20	3.50	$0.00
Exercisable at September 30, 2015	75,000	$0.20	3.50	$0.00
Vested and expected to vest	325,000	$0.20	3.50	$0.00

The unrecognized compensation cost for unvested stock option awards outstanding at September 30, 2015 was approximately $40,474 to be recognized over approximately 3.5 years.

Stock Grants

During the nine months ended September 30, 2015, the Company granted an aggregate of 132,000 shares of Common Stock to key employees in consideration of services rendered and part of employment agreement. The weighted average value of the shares amounted to $0.34 per share based upon the closing price of shares of Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $44,880 in share-based compensation expense during the nine month period ended September 30, 2015 related to stock grants. For the nine months ended September 30, 2014, the Company recorded $13,500, in share-based compensation expense related to stock grants.

	Shares	Weighted Average Value

Nonvested restricted stock at January 1, 2015	—	$—
Granted	132,000	0.34
Vested	(132,000)	0.34
Forfeited or expired	—	—
Nonvested restricted stock at September 30, 2015	—	$—

NOTE 12 – INVENTORY

As of September 30, 2015 and December 31, 2014, inventory consisted of the following:

	September 30, 2015	December 31, 2014
Raw Materials	$1,086,608	$579,279
Work in Process	84,226	102,669
Total Inventory	$1,170,834	$681,948

NOTE 13 – NET LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Basic net loss per share :
Net (loss) income	$(242,647)	$161,037	$(398,375)	$(1,237,258)
Weighted average common shares outstanding	44,632,569	44,500,569	44,630,151	44,999,287
Basic net loss per share	$(0.01)	$0.00	$(0.01)	$(0.03)

Diluted net loss per share :
Net (loss) income	$(242,647)	$161,037	$(398,375)	$(1,237,258)
Weighted average common shares outstanding	44,632,569	44,500,569	44,630,151	44,999,287
Potential dilutive securities	—	3,571,429	—	—
Weighted average common shares outstanding – diluted	44,632,569	48,071,998	44,630,151	44,999,287
Diluted earnings per share	$(0.01)	$0.00	$(0.01)	$(0.03)
Common stock equivalents excluded due to anti-dilutive effect	9,067,311	225,000	9,067,311	3,796,429

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate their fair values because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	153,048	—	—	153,048
Total liabilities measured at fair value	$153,048	$—	$—	$153,048

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2014	$—
Fair value of derivative liabilities issued	113,820
Gain on change in derivative liability	39,258
Ending balance as of September 30, 2015	$153,048

NOTE 15— SUBSEQUENT EVENTS

On October 23, 2015, the Investor converted $25,000 of principal and $904 of accrued interest due under the Investor Note into 169,530 shares of Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. for the three and nine months ended September 30, 2015 and 2014 and the financial condition of Brekford Corp. at September 30, 2015. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as Brekford Corp.’s audited financial statements that were included in its Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.   Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “will”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Quarterly Report; general economic, market, or business conditions and their effects; industry competition, conditions, performance and consolidation; changes in applicable laws or regulations; changes in the budgets and/or public safety priorities of our customers; economic or operational repercussions from terrorist activities, war or other armed conflicts; the availability of debt and equity financing; and other circumstances beyond our control.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations.

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

Although opponents of red light cameras cite the increase in rear end collisions as cause for disapproval of cameras, a study conducted in February 2011 by the Insurance Institute for Highway Safety (the “IIHS”) reported that red-light cameras reduced fatal red light running crashes by 24% in 14 large U.S. cities with populations over 200,000.  IIHS concluded that if red light cameras had been operating in all 99 U.S. cities with populations over 200,000 during this study period (five years), a total of 815 deaths could have been avoided.  Because the types of crashes prevented by red light cameras tend to be far more severe than rear-end crashes, research has shown there is a positive aggregate benefit. Photo enforcement solutions can reduce collisions, injuries and deaths by providing a useful tool for municipalities and law enforcement agencies, without unduly taxing drivers who do not break the law. Today, nearly 600 communities across the U.S. operate red light or speed camera enforcement programs.

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

Results of Operations

Results of Operations for the Nine-Month Periods Ended September 30, 2015 and 2014

The following tables summarize and compare selected items from the statements of operations for the nine–month periods ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		(Decrease) / Increase
	2015	2014	$	%
Net Revenues	$14,586,453	$13,869,147	$717,306	5.2%

Cost of Revenues	11,711,852	11,454,502	257,350	2.3%

Gross Profit	$2,874,601	$2,414,645	$459,956	19.1%

Gross Profit Percentage of Revenue	19.7%	17.4%

Revenues

Revenues for the nine months ended September 30, 2015 amounted to $14,586,453 as compared to revenues of $13,869,147 for the nine months ended September 30, 2014, representing an increase of $717,306 or 5.2%.  The overall increase was driven by ATSE services of 31.9%, with vehicle services contributing a slight increase at 1.6%.  ATSE services growth was primarily driven by recurring revenue contributed from our Saltillo, Mexico program as well as slight increases from our U.S. clients who have transitioned to flat fee contract structures.  For the nine months ended September 30, 2015, ATSE paid citations amounted to 124,130 from 53 cameras as compared to 81,374 from 43 cameras for the nine months ended September 30, 2014, representing an increase of 42,756 or 53%.

In April 2015, the Company began operations on its Saltillo, Mexico program which has resulted in recurring revenue from the City of Saltillo, Mexico under an exclusive agreement signed in 2014 with Grupo Canviso Tec (“Canviso”), a Mexican Corporation, for the purposes of supplying turnkey ATSE services to cities and municipalities in Mexico.  As of June 30, 2015, the Company had installed all necessary technology and communications infrastructure to operate the Saltillo program as well as other programs as they are added, with Saltillo being the main operations hub for the entire country.  As of September 30, 2015, there were ten speed photo enforcement cameras in live operation, with an additional six cameras that went live in October 2015.  The agreement contemplates the installation of up to 210 speed, red light, and cell phone cameras throughout the City as program needs dictate, and the Company is working closely with Canviso and the City to plan future phases of the rollout.  Also, the City has yet to begin substantial enforcement operations for the collection of past due fines which totaled approximately $15.6 million as of September 30, 2015.  Enforcement operations began in October 2015.  A total of 27,006 collected citations have been processed from the ten cameras as of September 30, 2015.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2015 amounted to $11,711,852 as compared to $11,454,502 for the nine months ended September 30, 2014, an increase of $257,350 or 2.3%.  The increase was primarily driven by higher direct labor costs for upfitting services in conjunction with the increased volume and revenue for upfitting projects.  Ongoing operational efficiencies with ATSE services, with lower labor and materials required to maintain cameras, contributed to decreased costs despite the increased revenues, thus resulting in the modest overall increase of 2.3%.

Gross Profit

Gross profit for the nine months ended September 30, 2015 amounted to $2,874,601 as compared to $2,414,645 for the nine months ended September 30, 2014, an increase of $459,956 or 19.1%.  Two key drivers of the increase were a higher percentage of revenues from ATSE services as well as a higher gross margin from ATSE services as a result of the operational efficiencies noted above.  Overall gross margin for the nine months ended September 30, 2015 was 19.7% as compared to 17.4% for the nine months ended September 30, 2014.  ATSE gross margin for the nine months ended September 30, 2015 was 68.7% as compared to 52.9% for the nine months ended September 30, 2014.  Vehicle services gross margin for the nine months ended September 30, 2015 was 11.1% as compared to 12.6% for the nine months ended September 30, 2014.  For the full year 2015, the Company expects ATSE gross margin to approximate 65% and vehicle services gross margin to approximate 12%.  As contributed revenues from ATSE services continue to rise as a percentage of overall revenues, we anticipate continued growth in the Company’s overall gross margin.

Expenses

	Nine Months Ended September 30,		Increase / (Decrease)
	2015	2014	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,482,003	$1,419,126	$62,877	4.4%
Selling, general and administrative expenses	1,264,458	2,114,605	(850,147)	(40.2	) %
Total operating expenses	$2,746,641	$3,533,731	$(787,090)	(22.3	) %

Salaries and Related Expenses

Salaries and related expenses for the nine months ended September 30, 2015 amounted to $1,482,003 as compared to $1,419,126 for the nine months ended September 30, 2014, an increase of $62,877 or 4.4%.  The increase was due to higher costs for corporate support labor, increased sales commissions, higher health insurance costs, and issuance of shares of restricted stock, offset by reductions in program support labor for ATSE services.  The Company has to date incurred only slight increases in overall labor costs; however, management believes that certain infrastructure costs associated with sales and marketing efforts are a key to renewed growth.  As such, the Company intends to continue focusing on these efforts through a coordinated international strategy in regaining sustained profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 amounted to $1,264,458 as compared to $2,114,605 for the nine months ended September 30, 2014, a decrease of $850,147 or 40.2%.  The decrease was primarily driven by lower depreciation expense as certain obsolete assets had been disposed of during the same period of 2014 and the Company has not incurred significant additional capital expenditures since 2014.

Other Expenses, net

Total other expenses for the nine months ended September 30, 2015 amounted to $526,515 as compared to $118,172 for the nine months ended September 30, 2014, an increase of $408,345 or 345.5%.  The increased expenses were due primarily to a net increase in financing cost of $369,114 that includes non-cash interest expense related to the original issue discount of $23,410 and debt discount amortization of $234,095 offset by an increase in warrant liability of $39,228 related to the March 2015 issuance of a $650,000 convertible promissory note that matures in March 2017 (the “Investor Note”) and a related five-year common stock purchase warrant (the “Warrant”).  The remainder of the increase was due to an increase in cash interest expense associated with balances on the Company’s revolving line of credit.

Net Loss

Net loss for the nine months ended September 30, 2015 amounted to $398,375 compared to a net loss of $1,237,258 for the nine months ended September 30, 2014, a decrease of $838,883 or 67.8%.  The decrease was primarily due to higher overall gross profit margins and lower overall operating expenses.  Excluding other expenses consisting of both cash and non-cash interest expense, operating income amounted to $128,140 for the nine months ended September 30, 2015 as compared to a loss of $1,119,086 for the nine months ended September 30, 2014, for an improvement of $1,247,226 or 111.5%.

Results of Operations for the Three-Month Periods Ended September 30, 2015 and 2014

The following tables summarize and compare selected items from the statement of operations for the three-month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,		(Decrease) / Increase
	2015	2014	$	%
Net Revenues	$5,776,862	$5,314,554	$462,308	8.7%

Cost of Revenues	4,887,299	4,148,130	739,169	17.8%

Gross Profit	$889,563	$1,166,424	$(276,861)	(23.7	) %

Gross Profit Percentage of Revenue	15.4%	22.0

Revenues

Revenues for the three months ended September 30, 2015 amounted to $5,776,862 as compared to revenues of $5,314,554 for the three months ended September 30, 2014, representing an increase of $462,308 or 8.7%.  The overall increase was driven by increases in vehicle services of 7.3% and ATSE services of 19.4%.  Vehicle services included several large purchase orders for Panasonic Toughbooks and Arbitrator 360 in-car video capture systems, as existing clients continue to upgrade police department digital evidence management capabilities.  ATSE services growth was primarily driven by recurring revenue contributed from our Saltillo, Mexico program as well as slight increases from our U.S. clients who have transitioned to flat fee contract structures.  For the three months ended September 30, 2015, ATSE paid citations amounted to 49,075 from 53 cameras as compared to 32,275 from 43 cameras for the three months ended September 30, 2014, representing an increase of 16,800 or 52%.

Our ATSE program in Saltillo, Mexico continued to generate revenues with ten live operating cameras for the full quarter.  As of September 30, 2015, the City had yet to begin substantial enforcement operations for the collection of past due fines which totaled approximately $15.6 million.  A total of 12,451 collected citations were processed from the ten cameras for the three months ended September 30, 2015.  We anticipate improved collection rates in the future as enforcement operations begin in October 2015.  The Company is working closely with Canviso and the City to assist in these efforts in a manner that preserves the integrity of the program and meets Mexican legal requirements.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2015 amounted to $4,887,299 as compared to $4,148,130 for the three months ended September 30, 2014, an increase of $739,169 or 17.8%.  The increase was primarily driven by higher direct labor for upfitting services as well as a higher percentage of customer orders for product shipments without associated installation services.  Ongoing operational efficiencies with ATSE services, with lower labor and materials required to maintain cameras, contributed to a slight offset to the overall 17.8% increase.

Gross Profit

Gross profit for the three months ended September 30, 2015 amounted to $889,563 as compared to $1,166,424 for the three months ended September 30, 2014, a decrease of $276,861 or 23.7%.  The main driver of the decrease was a small number of large product-only (no installation) customer orders for vehicle services with lower than anticipated gross margins.  The Company decided to fulfil these orders in an ongoing effort to obtain new clients and expand operations beyond our mid-Atlantic base.  Overall gross margin for the three months ended September 30, 2015 was 15.4% as compared to 22.0% for the three months ended September 30, 2014.  ATSE gross margin for the three months ended September 30, 2015 was 64.5% as compared to 56.1% for the three months ended September 30, 2014.  Vehicle services gross margin for the three months ended September 30, 2015 was 8.5% as compared to 17.6% for the three months ended September 30, 2014.  For the full year 2015, the Company expects ATSE gross margin percentage to approximate 65% and Vehicle Services gross margin percentage to approximate 12%.  As contributed revenues from ATSE services continue to rise as a percentage of overall revenues, we anticipate continued growth in the Company’s overall gross margin percentage.

Expenses

	Three Months Ended September 30,		Increase / (Decrease)
	2015	2014	$	%
OPERATING EXPENSES
Salaries and related expenses	$485,740	$485,530	$210	0.0%
Selling, general and administrative expenses	397,473	473,392	(75,919)	(16.0	) %
Total operating expenses	$883,213	$958,922	$(75,709)	(7.9	) %

Salaries and Related Expenses

Salaries and related expenses for the three months ended September 30, 2015 amounted to $485,740 as compared to $485,530 for the three months ended September 30, 2014, an increase of $210 or 0.0%.  No specific categories of labor changed significantly as the Company has established a support structure that is able to manage ongoing operations without significant additions as we add new business in the future.  Management believes that certain infrastructure costs associated with sales and marketing efforts are a key to renewed growth.  As such, the Company intends to continue focusing on these efforts in the future through a coordinated international strategy in regaining sustained profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 amounted to $397,473 as compared to $473,392 for the three months ended September 30, 2014, a decrease of $75,919 or 16.0%.  The decrease was primarily driven by lower depreciation expense as certain obsolete assets had been disposed of in the second quarter of 2014 and the Company has not incurred significant additional capital expenditures since 2014.

Other Expenses, net

Total other expenses for the three months ended September 30, 2015 amounted to $248,997 as compared to $46,465 for the three months ended September 30, 2014, an increase of $202,532 or 435.9%.  The increased expenses were due primarily to a net increase in financing cost of $147,596 that includes non-cash interest expense related to the original issue discount of $10,932 and debt discount amortization of $109,324 and the increase in warrant liability of $54,936 related to the issuance of the Investor Note and Warrant.  The remainder of the increase was due to an increase in cash interest expense associated with balances on the Company’s revolving line of credit.

Net Loss

Net loss for the three months ended September 30, 2015 amounted to $242,647 compared to net income of $161,037 for the three months ended September 30, 2014.  The change in earnings, from net income for the three months ended September 30, 2014 to a net loss for the same period of 2015, was primarily due to lower overall gross profit margin and increased non-cash expenses associated with the issuance of the Investor Note.  Excluding other expenses consisting of both cash and non-cash interest expense, operating income amounted to $6,350 for the three months ended September 30, 2015 as compared to $207,502 for the three months ended September 30, 2014, for a decrease of $201,152 or 96.9%.

Financial Condition, Liquidity and Capital Resources

At September 30, 2015, we had total current assets of $6.45 million and total current liabilities of $6.09 million resulting in a working capital surplus of $0.36 million. Inventory totaled $1.2 million at September 30, 2015 and primarily consisted of raw materials related to our existing pipeline of committed customer sales orders.  In comparison, at December 31, 2014, we had total current assets of approximately $3.85 million and total current liabilities of approximately $3.90 million, resulting in a working capital deficit of approximately $50,000.

The Company’s accumulated deficit increased to approximately $10.97 million at September 30, 2015 from $10.57 million at December 31, 2014, as a result of the net loss recorded for the nine months ended September 30, 2015. Cash flows used in operations for the nine months ended September 30, 2015 were approximately $1.97 million, compared to cash flows used in operations for the nine months ended September 30, 2014 of approximately $0.5 million.

The Company relies on cash reserves, cash flows from operations and the Credit Facility (as defined below) to fund its operations.  At September 30, 2015, the Company had approximately $0.8 million in unrestricted cash available, compared to approximately $1.1 million at December 31, 2014.  In addition, the Company has established a credit facility (the “Credit Facility”) with Rosenthal & Rosenthal (“Rosenthal”) consisting of $2.5 million in revolving loans (the “Revolving Facility”) and a $0.5 million non-revolving term loan (the “Term Loan”).  The amount of funds available under the Revolving Facility from time to time is subject to certain limits based on, among other things, the Company’s receivables and inventory.  At September 30, 2015, the Company had $2.6 million in outstanding indebtedness under the Revolving Facility and $0.23 million in outstanding indebtedness under the Term Loan. Rosenthal consented to the slight overdraw under the Revolving Facility.  As of September 30, 2015, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the net loss recorded for the nine months ended September 30, 2015. We have reported this non-compliance to Rosenthal & Rosenthal and received a wavier on the covenant.

As discussed in Note 5 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of June 30, 2015.  On November 9, 2015, the maturity dates of these unsecured promissory notes were extended to the earlier of (i) November 9, 2016 or (ii) 10 business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

The Company intends to continue its efforts to expand sales of ATSE services, and such expansion may significantly increase the Company’s working capital needs. On March 17, 2015, the Company entered into a note and warrant purchase agreement providing for immediate funding of $650,000 through the issuance of the Investor Note (see Note 6 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report for additional detail). The primary use of proceeds was to acquire necessary equipment for the initial phase of a 210-camera project in Mexico providing turnkey ATSE services to the City of Saltillo, which began operations in the second quarter of 2015. We have achieved positive cash flow generation from this project as of September 30, 2015.  Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from revolving the Credit Facility will be sufficient to sustain the Company’s business initiatives through at least September 30, 2016. Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate.

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

Cash Flows used in Operating Activities

Net cash used in operating activities was $1.97 million for the nine months ended September 30, 2015 compared to net cash used by operating activities of $0.5 million for the nine months ended September 30, 2014. Cash was used primarily to fund our operations and working capital needs, net of non-cash expenditures such as depreciation and amortization, share based compensation for services and financing related costs. For the nine months ended September 30, 2015, the net loss of $0.4 million, the increase in accounts receivable of $2.1 million and inventory of $0.5 million offset by the increase of accounts payable of $0.9 million were the primary drivers of the cash used in operating activities. For the nine months ended September 30, 2014, the net loss of $1.2 million, adjusted for a non-cash disposal of equipment of $0.3 million, offset by a decrease in inventory of $0.4 million and an increase in accounts payable of $0.8 million were the primary drivers of the cash provided by operating activities.

Cash Flows Used in Investing Activities

There were no capital expenditures during the nine months ended September 30, 2015 compared to $30,293 during the nine months ended September 30, 2014.

Cash Flows Used in Financing Activities

Net cash provided by financing activities was $1.66 million for the nine months ended September 30, 2015 and net cash used in financing activities was $0.98 million for the nine months ended September 30, 2014. In addition, the Company received $0.65 million of net proceeds from the issuance of the Investor Note in March 2015. Furthermore, the Company made aggregate principal payments of $0.3 million under capital leases and other note obligations. In the corresponding period of 2014, aggregate principal payments of $0.7 million under capital leases and other note obligations were offset by proceeds from a note payable of $0.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 discusses those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the nine months ended September 30, 2015, and that no material changes therein have occurred.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2015 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Brekford Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014, management identified, through its annual evaluation as of December 31, 2014, a material weakness in the Company’s internal control over financial reporting, in that the Company does not employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  Management has concluded that this material weakness likewise existed as of September 30, 2015.  The Company is addressing this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers. As of September 30, 2015, the Company continues to engage outside financial consultant to provide assistance with the remediation of this weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, other than the engagement of the financial consultant described above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended September 30, 2015 that are material to the Company or its assets.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Issuer Repurchases of Equity Securities

Neither Brekford Corp. nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the quarter ended September 30, 2015.

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

Brekford Corp.

Date: November 13, 2015	By:	/s/ C.B. Brechin
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