Form 10-K
period 2015-12-31
Brekford Corp.
filed 2016-03-24
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2015, was approximately $4,519,508.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2016 was 45,627,754.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

BREKFORD CORP.

INDEX

PART I

FORWARD-LOOKING STATEMENTS		2
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	8
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	8
ITEM 4.	MINE SAFETY DISCLOSURES	8

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6.	SELECTED FINANCIAL DATA	10
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	37
ITEM 9A	CONTROLS AND PROCEDURES	37
ITEM 9B.	OTHER INFORMATION	39

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	39
ITEM 11.	EXECUTIVE COMPENSATION	39
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	39
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	40
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	40

PART IV		39

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	40

SIGNATURES		41

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that involve substantial risk and uncertainties.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “will”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Annual Report; general economic, market, or business conditions and their effects; industry competition, conditions, performance and consolidation; changes in applicable laws or regulations; changes in the budgets and/or public safety priorities of our customers; economic or operational repercussions from terrorist activities, war or other armed conflicts; the availability of debt and equity financing; and other circumstances beyond our control.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations.

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

Overview

Brekford Corp. (BFDI) headquartered in Hanover, Maryland is a leading public safety technology service provider of fully integrated traffic safety solutions, parking enforcement citation management, and mobile technology equipment for public safety vehicle services to state and local municipalities, the U.S. Military and various federal public safety agencies throughout the United States and Mexico. Brekford’s combination of upfitting services, cutting edge technology, and automated traffic safety enforcement (“ATSE”) services offers a unique 360º solution for law enforcement agencies and municipalities. Our core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of safety solutions to our clients.  Brekford has one wholly owned subsidiary, Municipal Recovery Agency, LLC, a Maryland limited liability company, formed in 2012 for the purpose of providing collection systems and services for unpaid citations and parking fines.

Products and Services

Automated Traffic Safety Enforcement (“ATSE”) – Red Light and Speed Camera Systems

Public safety is a major concern for most communities – especially as populations grow, and yet there is continual pressure on public safety budgets. One way to help make streets safer while reducing workload is a well-run photo red light or speed enforcement program. The objective of photo enforcement is to help curtail aggressive driving through voluntary compliance. Revenue generated from fines routinely goes directly back into supporting other public safety initiatives.

Although opponents of red light cameras cite the increase in rear end collisions as cause for disapproval of cameras, a study conducted in February 2011 by the Insurance Institute for Highway Safety (the “IIHS”) reported that red-light cameras reduced fatal red light running crashes by 24% in 14 large U.S. cities with populations over 200,000.  IIHS concluded that if red light cameras had been operating in all 99 U.S. cities with populations over 200,000 during this study period (five years), a total of 815 deaths could have been avoided.  Because the types of crashes prevented by red light cameras tend to be far more severe than rear-end crashes, research has shown there is a net positive benefit. Photo enforcement solutions can reduce collisions, injuries and deaths by providing a useful tool for municipalities and law enforcement agencies, without unduly taxing drivers who do not break the law. Today, nearly 600 communities across the U.S. operate red light or speed camera enforcement programs.

Despite the increased safety effects and prevention of fatalities, there is still a common misconception that automated traffic safety enforcement systems are not supported by the general public.  An IIHS survey conducted in November 2012 found that a large majority of people living in Washington, D.C., one of the largest combined red light and speed enforcement programs in the U.S., favor camera enforcement.  Of those surveyed, 87% support red light cameras and 76% support speed cameras.  Even the majority of violators (59%) agreed that they deserved their most recent citation. In 2012, IIHS reported that 633 people were killed and an estimated 133,000 were injured in crashes that involved red light running.  Speeding was a factor in 31% of motor vehicle crash deaths in 2012.

Brekford’s ATSE products offer intersection safety (red light), speed, and cell phone enforcement options by way of a complete suite of solution-based products.  Our team of industry professionals has extensive experience in this field, we have developed equipment and a full turnkey solution that we believe will ensure the success of any program.  We have created and implemented some of the most cutting-edge features into our design while constructing end-to-end systems specifically with our clients’ needs in mind.

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

Rugged Information Technology Solutions – Mobile Data & Digital Video

Law enforcement agency, fire department and emergency medical services (“EMS”) personnel have unique requirements for fleet vehicle upfitting and IT equipment to include characteristics such as ruggedness and reliability. The equipment must be able to work in extreme environments that include high levels of vibration and shock, wide temperature ranges, varying humidity, electromagnetic interference as well as voltage and current transients. Our rugged and non-rugged IT products and mobile data communication systems provide public safety workers with the unique functionalities necessary to enable effective response to emergency situations.

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

360° Vehicle Solution - Upfitting

The Brekford 360-degree vehicle solution provides complete vehicle upfitting, mobile data and video solutions including municipal financing and leasing services for agencies. The 360-degree vehicle solutions approach provides customers with a one-stop upfitting, cutting edge technology and installation service. The comprehensive approach enables Brekford to be the only stop our customers need to make to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology, and have them “ready to roll”. Our mission is to provide and install equipment that ensures safe and efficient mission critical vehicles while incorporating the latest technological advances. We adhere to strict quality control procedures and provide comprehensive services. The Brekford certified installation team provides our customers the highest level of expertise and service from inception to completion, including maintenance and upgrades.

Purchasing and Order Fulfillment

We work with manufacturers and distributors to secure the lowest cost possible while taking advantage of any available incentives in order to provide competitive pricing and minimize delivery time to our customers while maintaining our product margins. Typically, once our sales team receives orders from our customers, we then purchase the required products from manufacturers and sell the products to our customers.  Sales may include products only or both products and installation services.

Business Strategy

Brekford Corp. is a technology services provider of mobile computer and video systems through its vehicle upfitting services to homeland security agencies and federal, state, and local law enforcement agencies and traffic safety enforcement which includes photo speed, red light, and parking enforcement solutions and citation management for municipalities. The primary products and services from which Brekford has earned revenue and anticipates we will continue to earn revenue is through this suite of products and services.

Management estimates that the public safety communications market is a $4.2 billion market, growing at more than 10% per annum. Police, fire and EMS personnel have unique requirements for communication, ruggedness, reliability and quality. Their equipment must be able to work in extreme environments that include high levels of vibration and shock, wide temperature ranges, varying humidity, electromagnetic interference and voltage and current transients.  Furthermore, public safety personnel and emergency responders are demanding tailored mobile communication solutions that enable real-time access and exchange of critical data to assure timely and precise resource allocation by public sector decision makers. Brekford’s in-vehicle technology and communication solutions provide public safety workers and emergency responders with the unique, integrated functionalities necessary to enable effective response to emergency situations.

ATSE solutions include speed and red-light camera technologies that are increasingly in demand, as well as parking enforcement solutions with a complete turnkey backend citation management software suite. The U.S. market for red-light systems is estimated at 20,000 to 30,000 systems and the market for speed cameras is estimated at 35,000 to 50,000 systems. According to the IIHS, as of March 2015, 466 communities have red light cameras currently operating and 138 communities have speed cameras operating in at least one location. We have established a foothold in this business by securing contracts with several municipalities in the Mid-Atlantic region, and we are currently implementing plans for national and international expansion. There are only a handful of competitors that are currently providing ATSE services with three companies that are considered leaders of this industry. Management believes that the Company possesses a technical advantage over its competitors.  Due to our flexible customized solutions and superior customer service, we believe we are poised to capture increased market share in the U.S., Mexico, and other countries in the near future.

Competition

Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by customers that are extensively fragmented.  Further, although there are only a handful of competitors in our industry, competition among those companies is intense.  Larger competitors may have greater buying power and, therefore, may be able to offer better pricing than we can offer, which is one of the key factors in determining whether a contract will be awarded by local, state and federal agencies with limited budgets. The majority of our sales are to government agencies and other government contractors with historically stable operating budgets, thus our operating results and growth are largely dependent on national and local economic conditions.  At the same time, we believe that our technology, size, and strategy provide more flexibility when bidding on contracts in smaller to medium sized municipalities which collectively constitutes the majority of installation opportunities within the U.S.

To address these competitive pressures and industry trends, we intend to grow revenues by:

•	Offering an expanded platform of products and higher-end technical services to our existing customers;

•	Increasing our customer base by expanding our offerings into additional regions;

•	Offering a 360 Degree one-stop shop for “smart” law enforcement vehicle and municipal lease/financing options on full vehicle build-outs;

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

•	Continuing to invest in research and development to ensure that out technologies remain at the forefront of the industry.

Customers

The Company has several contracts with government agencies, of which net revenue from one customer during the year ended December 31, 2015 represented 17% of the total net revenue. Two customers accounted for 53% of total accounts receivable as of December 31, 2015, which was subsequently collected in 2016.

Net revenue from one customer during the year ended December 31, 2014 represented 10% of the total net revenue. Accounts receivable due from one customer at December 31, 2014 amounted to 53% of total accounts receivable at that date.

Vendors

The Company purchased substantially all rugged IT products that it resold during the periods presented from a single distributor. Revenue from rugged IT products amounted to 59% and 53% of total revenue for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, accounts payable due to this distributor amounted to 72% and 53% of total accounts payable, respectively.

Government Contracts and Regulation

All companies engaged in supplying equipment and services to government agencies, either directly or by subcontract, are subject to business risks. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience, as well as termination for default based on lack of performance. Upon termination for convenience, we generally would be entitled to compensation only for work done, supplier costs and termination liability at the time of termination and to receive an allowance for profit on the work performed. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future government contracts and orders. Furthermore, on government contracts for which we are a subcontractor and not the prime contractor, the government could terminate the prime contract for convenience or otherwise, which would likely result in the termination of our subcontract.

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

Employees

As of March 24, 2016, we employed 38 full-time employees. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements.  We anticipate hiring additional employees to ensure timely delivery of customer projects and services, as necessary. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Corporate Information

Our principal executive offices are located at 7020 Dorsey Road, Hanover, Maryland 21076.  Our telephone number is (443) 557-0200.

Available Information

We maintain an Internet website at www.brekford.com on which we make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments thereto as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Information appearing on our website is not incorporated by reference in, and is not a part of, this Annual Report.

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Hanover, Maryland in an approximately 22,000 square foot office and warehouse facility which is leased at various rates through April 30, 2020. The Company also leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, who are officers, directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a three-year lease with Peppermill, which was subsequently amended to extend the lease expiration date to June 30, 2016. This space is used for the expansion of business. The total minimum annual lease payments due under the Company’s lease agreements are $786,975.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, however, from time to time, we may become a party to various legal actions and complaints arising in the ordinary course of business. In addition to commitments and obligations in the ordinary course of business, we may become subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 20, 2016, 45,627,754 shares of Brekford Corp. common stock were outstanding and held by approximately 53 stockholders of record (based solely on the information provided to us by our transfer agent). This number of stockholders does not include:

•	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

•	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

On January 30, 2008, our common stock began trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the ticker symbol “BFDI”. Since April 2010, our common stock has also been quoted on the OTCQB marketplace of the OTC Markets Group under the ticker symbol “BFDI”. Beginning November 2015 our Company began trading on OTCQX under the symbol “BFDI”. Our common stock is not listed on any national or regional securities exchange.

The following table sets forth, for the periods presented, the high and low bid price ranges of our common stock as reported on the OTCQB and OTCQX. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2014:
First Quarter	$0.34	$0.14
Second Quarter	$0.20	$0.10
Third Quarter	$0.39	$0.13
Fourth Quarter	$0.49	$0.16
Fiscal year ended December 31, 2015:
First Quarter	$0.40	$0.15
Second Quarter	$0.28	$0.16
Third Quarter	$0.29	$0.20
Fourth Quarter	$0.28	$0.18

On March 23, 2016, the closing sales price of our common stock as reported on the OTCQX was $0.16 per share.

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

Equity Compensation Plan

The following table provides information as of December 31, 2015 with respect to Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	225,000	$0.24	5,896,000
Equity compensation plans not approved by security holders	-	-	-
Total	225,000	$0.24	5,896,000

(1)
Note: In addition to stock options and stock appreciation rights, the 2008 Incentive Plan permits the grant of stock awards, stock units, performance units and other stock-based awards.  As of December 31, 2015, the Company has granted 1,704,000 shares of restricted stock that are not reflected in column (a) of this table.

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

On December 2, 2015, the Investor converted $50,000 of principal and $2,136 of accrued interest due under the Investor Note into 349,155 shares of Common Stock.

All other equity securities of the Company sold during 2015 in transactions that were not registered under the Securities Act were previously reported in the Company’s Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

ITEM 6.    SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Annual Report. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis are set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2015 and 2014

The following tables summarize and compare selected items from the statements of operations for the years ended December 31, 2015 and 2014.

	Year Ended December 31,		Increase(Decrease)
	2015	2014	$	%
Net Revenues	$19,833,681	$17,659,533	$2,174,148	12.3%
Cost of Revenues	15,773,184	14,527,646	1,245,538	8.6%
Gross Profit	$4,060,497	$3,131,887	$928,610	29.7%

Gross Profit Percentage of Revenue	20.5%	17.7%

Revenues

Revenues for the year ended December 31, 2015 amounted to $19,833,681 as compared to revenues of $17,659,533 for the year December 31, 2014, representing an increase of $2,174,148 or 12.3%.  Each of our main service platforms provided significant contributions, with vehicle services increasing by 10.9% and ATSE services increasing by 21.9%.  Vehicle services growth was primarily driven by increased sales and installation of Panasonic rugged IT products and Arbitrator in-car video capture systems.  ATSE services growth was primarily driven by recurring revenue contributed from our Saltillo, Mexico program as well as slight increases from our U.S. clients who have transitioned to flat fee contract structures.  For the year ended December 31, 2015, ATSE paid citations amounted to 166,649 from 59 cameras as compared to 113,720 from 43 cameras for the year ended December 31, 2014, representing an increase of 52,929 or 47%.

In April 2015, the Company began operations on its Saltillo, Mexico program which has resulted in recurring revenue from the City of Saltillo, Mexico under an exclusive agreement signed in 2014 with Grupo Canviso Tec (“Canviso”), a Mexican Corporation, for the purposes of supplying turnkey ATSE services to cities and municipalities in Mexico.  As of June 30, 2015, the Company had installed all necessary technology and communications infrastructure to operate the Saltillo program as well as other programs as they are added, with Saltillo being the main operations hub for the entire country.  As of December 31, 2015, there were 16 speed photo enforcement cameras in live operation.   Based upon timing of the rollout schedule thus far, the Company does not anticipate installing all 210 cameras as contemplated by the agreement with the City.  We are working closely with Canviso and the City to determine additional unit counts for 2016 installation along with an associated rollout schedule.  Also, as of December 31, 2015 the City had made limited progress in implementing enforcement operations in order to ensure higher citation collection rates.  The Company is working closely with Canviso and the City to implement sufficient enforcement measures, including vehicle checkpoints monitored by automated license plate readers and door-to-door collection of unpaid fines.  Despite a lower than anticipated collection rate, Saltillo was our 4th largest customer in terms of revenue for 2015, with a total of 39,207 collected citations from the 16 cameras.  This is due to significantly higher violation rates as compared to our U.S. contracts.  More importantly, with a view toward sustainability and longevity, the Saltillo program has been a model program for Mexico in terms of reducing accidents, injuries, and deaths caused by speeding.

Cost of Revenues

Cost of revenues for the year ended December 31, 2015 amounted to $15,773,184 as compared to $14,527,646 for the year ended December 31, 2014, an increase of $1,245,538 or 8.6%.  The increase was primarily driven by higher direct labor and product costs for vehicle services in conjunction with the increased sales volume.  This was offset by lower direct labor and materials costs associated with ATSE services, as we experienced operational efficiencies in terms of less camera maintenance.

Gross Profit

Gross profit for the year ended December 31, 2015 amounted to $4,060,497 as compared to $3,131,887 for the year ended December 31, 2014, an increase of $928,610 or 29.7%.  Two key drivers of the increase were a higher percentage of revenues from ATSE services as well as a higher gross margin from ATSE services as a result of the operational efficiencies noted above.  Overall gross margin for the year ended December 31, 2015 was 20.5% as compared to 17.7% for the year ended December 31, 2014.  ATSE gross margin for the year ended December 31, 2015 was 71.4% as compared to 55.2% for the year ended December 31, 2014.  Vehicle services gross margin for the year ended December 31, 2015 was 12.1% as compared to 12.1% for the year ended December 31, 2014.

For the full year 2015, the Company exceeded the expected ATSE gross margin of 65% and met the expected vehicle services gross margin of 12%.  As contributed revenues from ATSE services continue to rise as a percentage of overall revenues, we anticipate continued growth in the Company’s overall gross margin.

Expenses

	Year Ended December 31,		Increase(Decrease)
	2015	2014	$	%
OPERATING EXPENSES
Salaries and related expenses	$2,038,644	$1,878,671	$159,973	8.5%
Selling, general and administrative expenses	1,675,837	2,585,302	(909,465)	(35.2)%
Total operating expenses	$3,714,481	$4,463,973	$(749,492)	(16.8)%

Salaries and Related Expenses

Salaries and related expenses for the year ended December 31, 2015 amounted to $2,038,644 as compared to $1,878,671 for the year ended December 31, 2014, an increase of $159,973 or 8.5%.  The increase was due to higher costs for corporate support labor, increased sales commissions, higher health insurance costs, and issuance of shares of restricted stock, offset by reductions in program support labor for ATSE services.  The Company will continue to invest in salary related infrastructure support in conjunction with our aggressive business development plan, especially with respect to ATSE services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2015 amounted to $1,675,837 as compared to $2,585,302 for the year ended December 31, 2014, a decrease of $909,465 or 35.2%.  The decrease was primarily driven by lower depreciation expense as certain obsolete assets had been disposed of during the same period of 2014 and the Company did not incur significant capital expenditures in 2015.

Other Expense and Income

	Year Ended December 31,		(Decrease)/Increase
	2015	2014	$	%
OTHER (EXPENSE) INCOME
Interest expense	$(676,950)	$(170,561)	$(506,389)	296.9%
S Interest income	—	—	—	—
O Loss on extinguishment of debt	(55,021)	—	(55,021)	—
O Change in derivative liability	14,784	—	14,784	—
Total other (expense) income	$(717,187)	$(170,561)	$(546,626)	320.5%

Total other expenses for the year ended December 31, 2015 amounted to $717,187 as compared to $170,561 for the year ended December 31, 2014, an increase of $546,646 or 320.5%.  The increased expenses were due primarily to a net increase in financing cost of $506,449 that includes non-cash interest expense related to the original issue discount of $29,820, debt discount amortization of $328,021 and the loss on extinguishment of debt of $55,021, offset by an increase in warrant liability of $14,784 related to the March 2015 issuance of a $650,000 convertible promissory note that matures in March 2017 (the “Investor Note”) and a related five-year common stock purchase warrant (the “Warrant”).  The remainder of the increase was due to an increase in cash interest expense associated with balances on the Company’s revolving line of credit.

Net Loss

Net loss for the year ended December 31, 2015 amounted to $371,171 compared to a net loss of $1,502,647 for the year ended December 31, 2014, a decrease of $1,131,476 or 75.3%.  The improvement was primarily due to higher overall gross profit margins and lower overall operating expenses.  Excluding other expenses consisting of both cash and non-cash interest expense of $286,910 and debt discount amortization of $328,021 and the loss on extinguishment of debt of $55,021, offset by an increase in warrant liability of $14,784, income from operations amounted to $346,016 for the year ended December 31, 2015 as compared to a loss of $1,332,086 for the year ended December 31, 2014, for an improvement of $1,678,102.

Financial Condition, Liquidity and Capital Resources

At December 31, 2015, we had total current assets of approximately $5.39 million and total current liabilities of approximately $4.97 million resulting in a working capital surplus of approximately $0.42 million. At December 31, 2015 inventory totaled approximately $0.6 million consisting primarily of raw materials related to our existing pipeline of committed customer sales orders.  In comparison, at December 31, 2014, we had total current assets of approximately $3.85 million and total current liabilities of approximately $3.90 million, resulting in a working capital deficit of approximately $50,000.

The Company’s accumulated deficit increased to approximately $10.9 million at December 31, 2015 from $10.6 million at December 31, 2014, as a result of the net loss recorded for the year ended December 31, 2015. Cash flows used in operations for the year ended December 31, 2015 were approximately $0.8 million, compared to cash flows used in operations for the year ended December 31, 2014 of approximately $0.3 million.

The Company relies on cash reserves, cash flows from operations and the Credit Facility (as defined below) to fund its operations.  At December 31, 2015, the Company had approximately $0.6 million in unrestricted cash available, compared to approximately $1.1 million at December 31, 2014.  In addition, the Company has established a credit facility (the “Credit Facility”) with Rosenthal & Rosenthal (“Rosenthal”) consisting of $2.5 million in revolving loans (the “Revolving Facility”) and a $0.5 million non-revolving term loan (the “Term Loan”).  The amount of funds available under the Revolving Facility from time to time is subject to certain limits based on, among other things, the Company’s receivables and inventory.  At December 31, 2015, the Company had $1.4 million in outstanding indebtedness under the Revolving Facility and $166,667 in outstanding indebtedness under the Term Loan. As of December 31, 2015, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the net loss recorded for the year ended December 31, 2015. We have reported this non-compliance to Rosenthal & Rosenthal and recevied the waiver.

As discussed in Note 6 to the condensed consolidated financial statements presented elsewhere in this Annual Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of December 31, 2015.  On November 9, 2015, the maturity dates of these unsecured promissory notes were extended to the earlier of (i) November 9, 2016 or (ii) 10 business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

The Company intends to continue its efforts to expand sales of ATSE services, and such expansion may significantly increase the Company’s working capital needs. On March 17, 2015, the Company entered into a note and warrant purchase agreement providing for immediate funding of $650,000 through the issuance of the Investor Note (see Note 7 to the condensed consolidated financial statements presented elsewhere in this Annual Report for additional detail). The primary use of proceeds was to fund startup costs for the initial phase of a project in Mexico providing turnkey ATSE services to the City of Saltillo, which began operations in the second quarter of 2015. We have achieved positive cash flow generation from this project as of December 31, 2015.  Additionally, the Company entered contracts for two ATSE programs in Brice, Ohio and New Rochelle, New York, which are expected to begin revenue generation in the 2nd quarter of 2016.  Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from the Revolving Facility will be sufficient to sustain the Company’s business initiatives through at least December 31, 2016. Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate.

In the event that the Company’s cash reserves, cash flow from operations and funds available under the Credit Facility are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.  No assurance can be given that the Company will be able to obtain additional capital in the future or that such capital will be available to the Company on acceptable terms.  The Company’s ability to obtain additional capital will be subject to a number of factors, including market conditions, the Company’s operating performance and investor sentiment, which may make it difficult for the Company to consummate a transaction at the time, in the amount and/or upon the terms and conditions that the Company desires.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. If the Company is unable to raise additional capital at the times, in the amounts, or upon the terms and conditions that it desires, then it might have to delay, scale back or abandon its expansion efforts.  Even with such changes, the Company’s operations could consume available capital resources and liquidity.

Cash Flows Used in Operating Activities

Our cash flows from operating activities are significantly affected by our cash to support the growth of our business in areas such as selling, general and administrative. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in inventory, personnel related expenditures, accounts payable and other current assets and liabilities.

Net cash used in operating activities was $0.8 million for the year ended December 31, 2015 compared to net cash used by operating activities of $0.3 million for the year ended December 31, 2014. Cash was used primarily to fund our operations and working capital needs, net of non-cash expenditures such as depreciation and amortization, share based compensation for services and financing related costs. For the year ended December 31, 2015, the net loss of $0.4 million, the increase in accounts receivable of $2.1 million and unbilled receivable of $0.1 million offset by the increase of accounts payable of $1.1 million were the primary drivers of the cash used in operating activities. For the year ended December 31, 2014, the net loss of $1.5 million, adjusted for a non-cash disposal of equipment of $0.3 million, offset by a decrease in inventory of $0.6 million and an increase in accounts payable of $0.4 million were the primary drivers of the cash provided by operating activities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0.1 million for the year ended December 31, 2015 as compared to $40,000 for the year ended December 31, 2014. Capital expenditures during 2015 were related to cameras and technology infrastructure for commencing Mexico operations.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $0.4 million for the year ended December 31, 2015 and net cash used in financing activities was $0.6 million for the year ended December 31, 2014. The Company received $0.65 million of net proceeds from the issuance of the Investor Note in March 2015. Furthermore, the Company made aggregate principal payments of $0.4 million under capital leases and other note obligations. In the corresponding period of 2014, aggregate principal payments of $0.8 million under capital leases and other note obligations were offset by proceeds from a note payable of $0.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2015, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$50,937	$29,277	$21,660	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	786,975	172,697	549,803	64,475	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	1,140,000	1,140,000	—	—	—
Total	$1,977,912	$1,341,974	$571,463	$64,475	$—

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brekford Corp.

We have audited the accompanying consolidated balance sheets of Brekford Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brekford Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Stegman & Company

Baltimore, Maryland
March 24, 2016

BREKFORD CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$580,400	$1,112,881
Accounts receivable, net of allowance $0 at December 31, 2015 and 2014, respectively	3,781,263	1,706,704
Unbilled receivables	304,470	198,725
Prepaid expenses	122,914	146,569
Inventory	606,471	681,948
Total current assets	5,395,518	3,846,827
Property and equipment, net	223,347	284,322
Other non-current assets	179,208	112,132
TOTAL ASSETS	$5,798,073	$4,243,281
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,979,131	$1,842,892
Accrued payroll and related expenses	98,000	23,252
Line of credit	1,421,800	1,169,558
Term loan – current portion	166,667	250,000
Deferred revenue	95,233	255,405
Customer deposits	36,070	137,826
Obligations under capital lease – current portion	—	140,209
Obligations under other notes payable – current portion	29,277	28,602
Derivative liability	99,036	—
Other liabilities	46,979	48,669
Total current liabilities	4,972,193	3,896,413

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Other notes payable - net of current portion	21,660	48,371
Deferred rent, net of current portion	44,923	—
Convertible promissory notes, net of debt discounts of $386,976 and $0 at December 31, 2015 and 2014, respectively	253,023	—
Term notes payable, net of current portion	—	166,667
Total long-term liabilities	819,606	715,038
TOTAL LIABILITIES	5,791,799	4,611,451

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 45,151,254 and 44,500,569 issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	4,515	4,450
Additional paid-in capital	10,951,491	10,204,479
Treasury Stock, at cost 10,600 shares at December 31, 2015 and 2014 respectively	(5,890)	(5,890)
Accumulated deficit	(10,942,380)	(10,571,209)
Other comprehensive loss	(1,462)	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,274	(368,170)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,798,073	$4,243,281

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014

Net Revenue	$19,833,681	$17,659,533
Cost of Revenue	15,773,184	14,527,646
Gross profit	4,060,497	3,131,887

Operating expenses:
Salaries and related expenses	2,038,644	1,878,671
Selling, general and administrative expenses	1,675,837	2,585,302
Total operating expenses	3,714,481	4,463,973
Income (Loss) from operations	346,016	(1,332,086)
Other (expense) income:
Interest expense	(676,950)	(170,561)
Change in fair value in derivative liability	14,784	—
Loss on extinguishment of debt	(55,021)	—
Total other (expense)income	(717,187)	(170,561)
Loss before income taxes	(371,171)	(1,502,647)
Income tax expense	—	—
Net loss	(371,171)	(1,502,647)
Other comprehensive loss – foreign currency translation	(1,462)	—
Comprehensive loss	$(372,633)	$(1,502,647)

Loss per share – basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding used in computing per share amounts:
Basic	44,690,550	44,499,610
Diluted	44,690,550	44,499,610

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2015 and 2014

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Other comprehensive loss	Total
BALANCE – January 1, 2014	44,450,569	4,445	(10,600)	(5,890)	10,184,751	(9,068,562)		1,114,744
Restricted shares issues to non-employees	50,000	5	—	—	13,495	—		13,500
Stock options to non-employees			—	—	6,233	—		6,233
Net loss	—	—	—	—	—	(1,502,647)	—	(1,502,647)
BALANCE-December 31, 2014	44,500,569	$4,450	$(10,600)	$(5,890)	$10,204,479	$(10,571,209)	—	$(368,170)
Restricted shares issues to employees	132,000	13	—	—	44,867	—		44,880
Convertible debt exchanged for common shares	518,685	52			133,010			133,062
Debt discount feature related to issuance of convertible note payable					557,921			557,921
Stock options to non-employees			—	—	11,214	—		11,214
Other comprehensive loss	—	—	—	—	—		(1,462)	(1,462)
Net loss	—	—	—	—	—	(371,171)		(371,171)
BALANCE – December 31, 2015	45,151,254	$4,515	$(10,600)	$(5,890)	$10,951,491	$(10,942,380)	$(1,462)	$6,274

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(371,171)	$(1,502,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,613	777,434
Share-based compensation	56,094	19,733
Bad debt expense	—	51,178
Amortization of debt discount and warrant features	328,021	—
Amortization of financing cost	42,487	—
Change in fair value of derivative liability	(14,784)	—
Loss on extinguishment of debt	55,021	—
Loss on disposal of property and equipment	—	319,739
Changes in operating assets and liabilities:
Accounts receivable	(2,074,560)	(367,581)
Unbilled receivables	(105,745)	(72,894)
Prepaid expenses and other non-current assets	7,753	(24,421)
Inventory	75,477	582,151
Accounts payable and accrued expenses	1,139,281	363,184
Accrued payroll and related expenses	74,748	(80,848)
Other liabilities	(1,690)	(1,253)
Customer deposits	(101,756)	110,186
Deferred rent	44,923	(58,527)
Deferred revenue	(160,172)	(422,217)
Net cash (used in) operating activities	(816,460)	(306,783)

Cash flows from investing activities:
Purchases of property and equipment	(128,638)	(40,293)
Net cash used in investing activities	(128,638)	(40,293)

Cash flows from financing activities:
Net change in line of credit	252,243	(300,975)
Principal payments on lease obligation	(140,209)	(673,738)
Payments on other notes payable	(26,036)	(34,303)
Borrowings on term notes	650,000	500,000
Deferred financing cost	(71,919)	—
Payments on term notes	(250,000)	(83,333)
Net cash provided (used in) by financing activities	414,079	(592,349)

Effect of foreign currency translation	(1,462)	—
Net change in cash	(532,481)	(939,425)
Cash – beginning of year	1,112,881	2,052,306
Cash – end of year	$580,400	$1,112,881

Supplemental disclosures of cash flow information:
Cash paid for interest	$236,355	$170,561
Cash paid for income taxes	$17,096	$1,253
Conversion of notes payable in exchange for common stock	$75,000	—
Liabilities settled in exchange for equipment	$-	$260,000

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

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

NOTE 2 – LIQUIDITY

For the year ended December 31, 2015 the Company incurred a net loss of approximately $371 thousand, and used approximately $816 thousand of cash for operations.  Additionally, at December 31, 2015 the company has cash available of approximately $580 thousand, a working capital surplus of approximately $423 thousand and availability under the established credit facility (see Note 5) of approximately $1.1 million.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months including anticipated new customer contracts and funds available from the credit facility and the note will be sufficient to sustain the Company’s business initiatives through at least December 31, 2016, but there can be no assurance that these measures will be successful or adequate. In the event that the Company’s cash reserves, cash flow from operations and funds available under the Credit Facility (see Note 5) are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the year ended December 31, 2015 and $10,111 for the year ended December 31, 2014.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company also offers separately-priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the years ended December 31, 2015 and 2014 amounted to $237,286 and $443,737, respectively.

For automated traffic safety enforcement revenue, the Company recognizes the revenue when the required collection efforts are completed and the respective municipality is billed depending on the terms of the respective contract. The Company records revenue related to automated traffic violations for the Company’s share of the violation amount.

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in products revenues and all costs of shipping and handling are included in cost of sales in the accompanying consolidated statements of operations. The Company incurred shipping and handling costs of $58,120 and $57,843 for the years ended December 31, 2015 and 2014, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. These expenses are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expense amounted to $8,000 and $30,412 for the years ended December 31, 2015 and 2014, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of December 31, 2015, 10,600 shares of our common stock were held in treasury at an aggregate cost of $5,890.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period. Valuation allowances are established when the realization of deferred tax assets are not considered more likely than not. Due to the Company’s continued losses 100% valuation allowance has been established on all deferred tax assets.

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

Loss per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.  There is no dilutive effect on the loss per share during loss periods. See Note 11 for the calculation of basic and diluted loss earnings per share.

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

Recent Accounting Pronouncements

In May 2014 the FASB issued ASU 2014-09, Revenue from contracts with Customers (Topic 606) (May 2014). The topic of Revenue Recognition had become broad with several other regulatory agencies issuing standards, which lacked cohesion. The new guidance established a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it established the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt the organization’s ability to continue as a going concern or to provide footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definition that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in this update are effective for the annual period ending after December 31, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of the Debt Issuance Cost.” To simplify the presentation of the debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption of the amendments in this ASU is permitted for financial statements that have not been previously issued. By adopting this standard, we will reclassify certain of our assets and liabilities but have not calculated the amounts of those recalculations at this time.

In February 2016, FASB issued ASU-2016-02, "Leases (Topic 842)."  The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows.   Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. We are currently evaluating the impact of adopting the new guidance of the consolidated financial statements.

In January 2016, the Financial  Accounting  Standards  Board ("FASB"),  issued Accounting  Standards Update ("ASU")  2016-01,  "Financial  Instruments-Overall (Subtopic 825-10): Recognition  and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. generally accepted accounting principles on the classification  and measurement  of financial instruments.  Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In  November  2015,  the  FASB  issued  ASU  2015-17,  "Income  Taxes  (Topic  740):  Balance  Sheet  Classification   of  Deferred  Taxes,"  which  simplifies  the presentation  of deferred income taxes by requiring that deferred tax liabilities  and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on the Company's financial position, results of operations and disclosures.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2015	2014
Leasehold improvements	$502,092	$502,092
Computer equipment and software	519,368	519,368
Vehicles	333,531	333,531
Furniture	100,089	100,089
Cameras	703,392	574,753
Phone equipment	48,817	48,817
Handheld ticketing system	30,293	30,293
	2,237,582	2,108,943
Accumulated depreciation and amortization	(2,014,235)	(1,824,621)
	$223,347	$284,322

Depreciation and amortization of property and equipment for the years ended December 31, 2015 and 2014 was $189,613 and $777,434, respectively.

NOTE 5 – LINE OF CREDIT AND OTHER NOTES PAYABLE

Line of Credit

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

At December 31, 2015, the Company had $1.4 million in outstanding indebtedness under the Revolving Facility and $166,667 in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $1.1 million under the Revolving Facility. As of December 31, 2015, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the loss recorded for the year ended 2015. We reported this non-compliance to Rosenthal & Rosenthal and received the waiver.

Other Notes Payable

The Company financed certain vehicles and equipment under finance agreements. The agreements mature at various dates through December 2017. The agreements require various monthly payments of principal and interest until maturity. As of December 31, 2015 and 2014, financed assets of $47,732 and $75,988, respectively, net of accumulated amortization of $98,184 and $65,927, respectively, are included in property and equipment on the balance sheets. The weighted average interest rate was 3.70% at December 31, 2015 and 3.75% at December 31, 2014.  Future maturities of notes payable are as follows as of December 31, 2015:

2016	$29,277
2017	21,660
Total	$50,937

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

On November 9, 2015, the maturity dates of the Stockholder Notes were extended to the earlier of (i) November 9, 2016 or (ii) 10 business days from the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000. Mr. Brechin and Mr. Rutherford have indicated that they will not exercise their right of repayment prior to December 31, 2016.

The Company anticipates the maturity date of the Stockholder Notes will continue to be extended for the foreseeable future; thus, they are classified as long term liabilities. As of December 31, 2015 and 2014, the amounts outstanding under the Stockholder Notes totaled $500,000.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE - INVESTOR

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

On October 23, 2015, the Investor converted $25,000 of principal and $904 of accrued interest due under the Investor Note into 169,530 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $19,869.

On December 2, 2015, the Investor converted $50,000 of principal and $2,129 of accrued interest due under the Investor Note into 349,155 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $35,160.

The following table provides information relating to the Investor Note at December 31, 2015, excluding the $75,000 of converted debt:

2015
Convertible promissory note payable	$640,000
Original issuance discount, net of amortization of the $23,002 as of December 31, 2015	(35,180)
Beneficial conversion feature, net of amortization of $197,437 as of December 31, 2015	(301,960)
Warrant feature, net of amortization of the $32,585 as of December 31, 2015	(49,835)
Convertible promissory note payable, net	$253,023

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

Accordingly, a portion of the proceeds was allocated to the Warrant based on its relative fair value, which totaled $92,079 using the Black Scholes option-pricing model. Further, the Company attributed a beneficial conversion feature of $557,921 to the shares of Common Stock issuable under the Investor Note based upon the difference between the effective Conversion Price and the closing price of the Common Stock on the date on which the Investor Note was issued. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.56%, (iv) expected life of five years, and (v) estimated fair value of the Common Stock of $0.26 per share. The expected term of the Warrant represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms. The Company recorded amortization of the beneficial conversion feature and warrant feature of the Investor Note in other expense in the amount of $255,960 and $42,243, respectively, during the year ended December 31, 2015 which also includes the unamortized beneficial conversion feature and warrant feature  attributable to the $75,000 principal converted to equity.

The Company recorded an original issue discount of $65,000 to be amortized over the term of the Agreement as interest expense. The Company recognized $29,820 of interest expense as a result of the amortization during the year ended December 31, 2015 which also includes the unamortized original issue discount attributable to the $75,000 principal converted to equity.

NOTE 8 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, in conjunction with the issuance of the Investor Note (see Note 7), the Company issued the Warrant, which permits the Investor to purchase 840,000 shares of Common Stock, including 60,000 related to the financing costs, with an exercise price of $0.50 per share and a life of five years.

The Exercise Price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $0.50 a share. The Company accounted for the conversion option of the Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Warrant has been measured at fair value at March 17, 2015 and December 31, 2015 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 80.5% - 105.1%; (iii) weighted average risk-free interest rate of 1.56-1.76%; (iv) expected life of five years; and (v) estimated fair value of the Common Stock of $0.20-$0.26 per share.

At December 31, 2015, the outstanding fair value of the derivative liability was $99,036.

NOTE 9 – LEASES

Capital Leases

The Company financed certain equipment under separate non-cancelable equipment loan and security agreements. The agreements matured in April 2015. The agreements required various monthly payments and were secured by the assets under lease. At December 31, 2015 and 2014, no capital lease was included in property and equipment on the consolidated balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring in April 2020.

Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs at December 31, 2015 are as follows:

2016	172,697
2017	177,878
2018	183,214
2019	188,711
2020	64,475
Total	$786,975

The Company rents office space under separate non-cancelable operating leases. Rent expense under our main headquarters lease, expiring on April 30, 2020 amounted to $169,297 and $ 212,736 for the years ended December 31, 2015 and 2014, respectively.

The Company also leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating lease expiring on June 30, 2016. Rent expense under this lease amounted to $49,200 and $46,800 for the years ended December 31, 2015 and 2014, respectively.

NOTE 10 – INVENTORY

As of December 31, 2015 and December 31, 2014 inventory consisted of the following:

	2015	2014
Raw Materials	$573,769	$579,279
Work in Process	32,702	102,669
Total Inventory	$606,471	$681,948

NOTE 11 – LOSS PER SHARE

The following table provides information relating to the calculation of loss earnings per common share.

	Years Ended December 31,
	2015	2014

Basic loss earnings per share
Net loss	$(371,171)	$(1,502,647)
Weighted average common shares outstanding - basic	44,690,550	44,499,610
Basic loss per share	$(0.01)	$(0.03)

Diluted loss per share
Net loss	$(371,171)	$(1,502,647)
Weighted average common shares outstanding	44,690,550	44,499,610
Potential dilutive securities	—	—
Weighted average common shares outstanding – diluted	44,690,550	44,499,610
Diluted loss per share	$(0.01)	$(0.03)
Common stock equivalents excluded due to anti-dilutive effect	8,576,134	3,796,429

NOTE 12 - STOCKHOLDERS’ EQUITY

At December 31, 2015 and 2014, the Company’s authorized stock consists of 20,000,000 shares of $.0001 par value preferred stock and 150,000,000 shares of $.0001 par value common stock.

The following common stock transactions occurred during the period:

On January 5, 2015, the Company granted an aggregate of 132,000 shares of restricted Common Stock to the key employees in consideration of services rendered. The weighted average fair value of the shares amounted to $0.34 per share based upon the closing price of shares of Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $44,880 in share-based compensation expense related to restricted stock grants.

On October 23, 2015, the Company issued 169,530 shares valued at $0.27  per share to convert $25,000 of principal and $904 of accrued interest due under the Convertible Note Agreement Note and recognized a loss on extinguishment of debt of $19,869.

On December 2, 2015, the Company issued 349,155 shares valued at $0.25 per share to convert $50,000 of principal and $2,129 of accrued interest due under the Convertible Note Agreement and recognized a loss on extinguishment of debt of $35,160.

On January 7, 2014, the Company granted an aggregate of 50,000 shares of restricted Common Stock to the non-employees in consideration of services rendered. The weighted average fair value of the shares amounted to $0.27 per share based upon the closing price of shares of Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $13,500 in share-based compensation expense related to restricted stock grants.

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

Warrants

The assumptions used to value warrant grants during the year ended December 31, 2015, which consisted solely of the Warrant, were as follows:

Year ended December 31, 2015
Expected life (in years)	5.00
Volatility	80.5%
Risk free interest rate	1.56%
Expected Dividend Rate	0

Summary of the warrant activity for year ended December 31, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	—	$—	—	$0.00
Granted	840,000	0.50	4.21	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at December 31, 2015	840,000	0.50	4.21	0.00
Exercisable at December 31, 2015	840,000	0.50	4.21	0.00

The weighted average remaining contractual life of warrants outstanding as of December 31, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	840,000	840,000	4.21

Total	840,000	840,000	4.21

NOTE 13 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”). During the year ended December 31, 2015, Brekford Corp. granted stock options under the 2008 Incentive Plan to its non-employee directors.  These options have exercise prices equal to the fair market value of a share of Common Stock as of the date of grant and have terms of ten years.

Stock Options

Option grants during the year ended December 31, 2015 were made to non-employee directors who elected to receive options during the annual equity grant period in the first quarter of each fiscal year. The options had a grant date fair value of $0.13 per share and will vest and become exercisable with respect to option shares over a three year period commencing from the date of grant at a rate of 33.33% per year.

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

The Company recorded $11,214 and $6,233 in stock option compensation expense during the period ended December 31, 2015 and 2014, respectively, related to the stock option grants.

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

The following are the assumptions made in computing the fair value of share-based awards granted in the years ended December 31, 2015 and 2014:

	Year ended December 31, 2015	Year ended December 31, 2014
Expected life (in years)	3.50	3.50
Volatility	80.5%	70.8%
Risk free interest rate	0.95%	0.72%
Expected Dividend Rate	0	0

Summary of the option activity for the period ended December 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$0.00	—	$0.00
Granted	225,000	0.20	—	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at January 1, 2015	225,000	$0.20	4.15	$0.00
Granted	225,000	0.24	3.25	0.00
Forfeited or expired	(50,000)	—	—	0.00
Exercised	—	—	—
Outstanding at December 31, 2015	400,000	$0.20	3.25	0.00
Exercisable at December 31, 2015	75,000		—	0.00
Vested and expected to vest	325,000	$0.20	3.25	0.00

The unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2015 was approximately $34,871 to be recognized over approximately 1.97 years.

Restricted Stock Grants

During the period ended December 31, 2015, Company issued an aggregate of 132,000 shares of restricted common stock to its key employees in consideration of services rendered and part of employment agreement. The weighted average value of the shares amounted to $0.34 per share based upon the closing price of shares of the Company’s Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $44,880 in share-based compensation expense for the year ending December 31, 2015 related to restricted stock grants.

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

	Restricted Stock Shares	Weighted Average Value
Nonvested restricted stock at January 1, 2014	—	$—
Granted	50,000	0.27
Vested	(50,000)	0.27
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2014	—	$—
Granted	132,000	0.34
Vested	(132,000)	0.34
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2015	—	$—

2008 Stock Incentive Plan

The 2008 Incentive Plan is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the 2008 Incentive Plan with those of the Company and the Company’s stockholders. The 2008 Incentive Plan provides that up to 8 million shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Incentive Plan. As of December 31, 2015, 6,680,000 shares of common stock remained available for future issuance under the 2008 Incentive Plan.

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

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees of the Company and its wholly-owned subsidiaries who have completed three months of service. The 401(k) Plan provides that the Company will match 50% of the participant salary deferrals up to 3% of a participant’s compensation for all participants. The Company contributed $8,718 and $11,833 during the years ended December 31, 2015 and, 2014, respectively.

NOTE 15 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from one customer during the year ended December 31, 2015 represented 17% of the total net revenue for such year. Accounts receivable due from customers at December 31, 2015 amounted to 53% of total accounts receivable at that date.

The Company has several contracts with government agencies, of which net revenue from two customers during the year ended December 31, 2014 represented 10% of the total net revenue for such year. Accounts receivable due from customers at December 31, 2014 amounted to 53% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all rugged IT products that it resold during the periods presented from a single distributor. Revenues from rugged IT products amounted to 59% and 53% of total revenues for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, accounts payable due to this distributor amounted to 72% and 53% of total accounts payable, respectively.

NOTE 16 – INCOME TAXES

As of December 31, 2015, the Company has approximately $6.64 million of federal and state net operating loss carryforwards available to offset future taxable income, if any, through 2033. These net operating losses begin to expire in 2028. If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict the Company’s ability to utilize these loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could become limited in future years if ownership changes were to occur as defined in the Internal Revenue Code and similar state income tax provisions. The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states.

The Company’s deferred tax assets and liabilities are as follows for each of the periods presented:

	December 31,
	2015	2014

Net operating loss carry forwards	$2,780,000	$2,640,000
Property and Equipment	(500,000)	(513,000)
Other	—	3,000
	2,280,000	2,130,000
Valuation allowance	(2,280,000)	(2,130,000)
Net deferred tax asset	$—	$—

The Company’s recorded income tax, net of the change in the valuation allowance for each of the periods presented, is as follows:

	Years Ended December 31,
	2015	2014
Current
Federal	$—	$—
State	—	—
	—	—

Deferred
Federal	(130,000)	(486,000)
State	(20,000)	(110,000)
	(150,000)	(596,000)
Change in valuation allowance	150,000	596,000
Income tax expense	$—	$—

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

A reconciliation of the expected Federal statutory rate of 35% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2015	2014
Expected statutory rate	(35.0)%	(34.0)%
State income tax rate, net of Federal benefit	(5.2)%	(5.4)%
Permanent differences
Other	—%	0.1%
	40.2%	39.3%
Valuation allowance	(40.2)%	(39.3)%
	—%	—%

NOTE 17 – SUBSEQUENT EVENTS

On February 26, 2016, the Investor converted $50,000 of principal and $2,844 of accrued interest due under the Investor Note into 476,500 shares of Common Stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the SEC, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer who also serves as the principal executive officer and principal financial and accounting officer (“CEO”), to allow for timely decisions regarding required disclosure.

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2015 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended December 31, 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitation on Effectiveness of Controls and Procedures

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2015.  Management’s report on the Company’s internal control over financial reporting is included on the following page.  The Company is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control – Integrated Framework.  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

Management has concluded that, as of December 31, 2015, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  The Company intends to address this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers.

Dated: March 24, 2016	/s/ Chandra (C.B.) Brechin
Chandra (C.B.) Brechin
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting
and Financial Officer)

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our proxy statement for our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Brekford Corp.

Date: March 24, 2016	By:	/s/ C.B. Brechin
Chandra (C.B.) Brechin Chief Executive Officer, Chief Financial Officer , Treasurer and Director(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.B. Brechin	Chief Executive Officer, Chief Financial	March 24, 2016
C.B. Brechin	Officer, Treasurer and Director (Principal
Executive Officer and Principal Financial and Accounting Officer)

/s/ Rodney Hillman	President and Chief Operating Officer	March 24, 2016
Rodney Hillman

/s/ Scott Rutherford	Director	March 24, 2016
Scott Rutherford

/s/ Stephen Ellis	Director	March 24, 2016
Stephen Ellis

/s/ Gregg Smith	Director	March 24, 2016
Gregg Smith

/s/ Robert S. West	Director	March 24, 2016
Robert S. West

EXHIBIT INDEX

Exhibit Number	Description

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
10.20
Waiver and Fourth Amendment to Loan Documents, dated as of March 24, 2014, by and between Brekford Corp. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.21
Financing Agreement, dated as of May 27, 2014, between Brekford Corp. and Rosenthal & Rosenthal Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

10.22
Term Note, dated as of May 27, 2014, issued by Brekford Corp. to the order of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

10.23
Form of Agreement of Subordination and Assignment, dated May 27, 2014, between C.B. Brechin and Rosenthal & Rosenthal, Inc. and Scott Rutherford and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

10.24	Note and Warrant purchase agreement, dated as of March 17, 2015, between Brekford Corp. and Gemini Master Fund , Ltd. (filed herewith)
21	Subsidiaries of the Company (filed herewith)
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
Financial statements from the annual report on Form 10-K of Brekford Corp. for the year ended December 31, 2015, filed on March __, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders Equity (Deficit) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. (filed herewith)