Form 10-Q
period 2016-03-31
Brekford Corp.
filed 2016-05-13
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or
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

The registrant had 46,336,064 shares of common stock, par value $0.0001 per share outstanding as of May 11, 2016.

 Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Brekford Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$544,514	$580,400
Accounts receivable, net of allowance $0 at March 31, 2016 and December 31, 2015, respectively	2,548,823	3,781,263
Unbilled receivables	385,721	304,470
Prepaid expenses	53,258	71,740
Inventory	554,246	606,471
Total current assets	4,086,562	5,344,344
Property and equipment, net	216,066	223,347
Other non-current assets	103,828	179,208
TOTAL ASSETS	$4,406,456	$5,746,899
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,698,999	$2,979,131
Accrued payroll and related expenses	78,924	98,000
Line of credit, net of fees	1,762,160	1,402,380
Term loan – current portion, net of fees	104,167	166,667
Deferred revenue	127,208	95,233
Customer deposits	10,071	36,070
Obligations under other notes payable – current portion	29,477	29,277
Derivative liability	99,876	99,036
Other liabilities	46,979	46,979
Total current liabilities	3,957,861	4,952,773

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Other notes payable - net of current portion, net of fees	14,187	21,660
Deferred rent, net of current portion	44,874	44,923
Convertible promissory notes, net of debt discounts and issuance costs of $284,484 and $418,730 at March 31, 2016 and December 31, 2015 , respectively	255,517	221,269
Total long-term liabilities	814,578	787,852
TOTAL LIABILITIES	4,772,439	5,740,625

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 46,138,064 and 45,151,254 issued and outstanding, at March 31, 2016 and December 31, 2015, respectively	4,614	4,515
Additional paid-in capital	11,133,431	10,951,491
Treasury Stock, at cost 10,600 shares at March 31, 2016 and December 31, 2015 respectively	(5,890)	(5,890)
Accumulated deficit	(11,496,665)	(10,942,380)
Other comprehensive loss	(1,473)	(1,462)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(365,983)	6,274
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$4,406,456	$5,746,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015

NET REVENUE	$3,081,126	$5,146,179

COST OF REVENUE	2,468,870	4,220,587

GROSS PROFIT	612,256	925,592

OPERATING EXPENSES
Salaries and related expenses	479,860	540,221
Selling, general and administrative expenses	411,341	461,385

TOTAL OPERATING EXPENSES	891,201	1,001,606

LOSS FROM OPERATIONS	(278,945)	(76,014)

OTHER (EXPENSE) INCOME
Interest expense	(152,028)	(97,882)
Change in fair value in derivative liability	(840)	46,788
Loss on extinguishment of debt	(122,472)	—
TOTAL OTHER (EXPENSE) INCOME	(275,340)	(51,094)

NET LOSS	$(554,285)	$(127,108)
OTHER COMPREHENSIVE LOSS – foreign currency translation	(1,473)	—
COMPREHENSIVE LOSS	(555,758)	(127,108)

LOSS PER SHARE – BASIC	$(0.01)	$(0.00)
LOSS PER SHARE – DILUTED	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING – BASIC	45,297,869	44,625,236
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING – DILUTED	45,297,869	44,625,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(554,285)	$(127,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,781	62,413
Share based compensation	3,737	46,750
Deferred rent	(49)	28,540
Amortization of debt discount	77,553	18,300
Amortization of finance cost	20,087	22,799
Change in fair value of warrant liability	840	(46,788)
Loss on extinguishment of debt	122,472	—
Changes in operating assets and liabilities:
Accounts receivable	1,232,440	(2,188,411)
Unbilled Receivables	(81,251)	(5,488)
Prepaid expenses and other non-current assets	93,862	92,303
Inventory	52,225	(65,652)
Customer deposits	(25,999)	39,952
Accounts payable and accrued expenses	(1,274,165)	361,621
Accrued payroll and related expenses	(19,076)	78,761
Deferred revenue	31,975	(81,344)
NET CASH USED IN OPERATING ACTIVITIES	(287,853)	(1,763,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(24,500)	—
NET CASH USED IN INVESTING ACTIVITIES	(24,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	346,251	818,552
Principal payments on capital lease obligations	—	(23,085)
Payments on other notes payable	(7,273)	(4,512)
Borrowings on term notes	—	650,000
Payments on term notes	(62,500)	(62,500)
Deferred financing cost	—	(93,741)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	276,478	1,284,714

Effect of foreign currency translation	(11)	—
NET CHANGE IN CASH	(35,886)	(478,638)
CASH – Beginning of period	580,400	1,112,881
CASH – End of period	$544,514	$634,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$52,162	$49,609
SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Conversion of notes payable in exchange for common stock	$100,000	$—
Discount on convertible debt	$23,572	$63,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2016 and 2015

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford Corp. (BFDI), headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully integrated traffic safety solutions, parking enforcement citation management, and mobile technology equipment for public safety vehicle services to state and local municipalities, the U.S. Military and various federal public safety agencies throughout the United States and Mexico. Brekford’s combination of upfitting services, cutting edge technology, and automated traffic safety enforcement (“ATSE”) services offers a unique 360º solution for law enforcement agencies and municipalities. Our core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of safety solutions to our clients.  Brekford has one wholly owned subsidiary, Municipal Recovery Agency, LLC, a Maryland limited liability company, formed in 2012 for the purpose of providing collection systems and services for unpaid citations and parking fines.

As used in these notes, the terms “Brekford”, “the Company”, “we”, “our”, and “us” refer to Brekford Corp. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

NOTE 2 – LIQUIDITY

For the three months ended March 31, 2016, the Company incurred a net loss of $554,285 and used $287,853 of cash for operations. Additionally, at March 31, 2016 the company had cash available of $544,514, a working capital surplus of 153,896 and availability under the established credit facility (see Note 4) of $731,948.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months including anticipated new customer contracts and funds available from the credit facility and the note will be sufficient to sustain the Company’s business initiatives through at least March 31, 2017, but there can be no assurance that these measures will be successful or adequate. In the event that the Company’s cash reserves, cash flow from operations and funds available under the Credit Facility (see Note 4) are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.

There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the three months ended March 31, 2016 and 2015.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company also offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties for the three months ended March 31, 2016 and 2015 amounted to $31,466 and $97,472, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method.  As of March 31, 2016, 10,600 shares of our common stock were held in treasury at an aggregate cost of $5,890.

Income Taxes

The Company uses the liability method to account for income taxes. Income tax expense includes income taxes currently payable and deferred taxes arising from temporary differences between financial reporting and income tax bases of assets and liabilities. Deferred income taxes are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period. Valuation allowances are established when the realization of deferred tax assets are not considered more likely than not. Due to the Company’s continued losses, 100% valuation allowance has been established on all deferred tax assets.

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

Loss per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.  There is no dilutive effect on the loss per share during loss periods. See Note 13 for the calculation of basic and diluted loss earnings per share.

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

In January 2016, the Financial  Accounting  Standards  Board ("FASB"),  issued Accounting  Standards Update ("ASU")  2016-01,  "Financial  Instruments-Overall (Subtopic 825-10): Recognition  and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. generally accepted accounting principles on the classification  and measurement  of financial instruments.  Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and is to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

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

NOTE 4 – LINE OF CREDIT AND OTHER NOTES PAYABLE

On May 27, 2014, Brekford Corp. closed (the “Closing”) on an aggregate $3,000,000 credit facility (the “Credit Facility”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) as lender consisting of $2,500,000 in revolving loans (the “Revolving Facility”) and a $500,000 non-revolving term loan (the “Term Loan”). The terms and conditions of the Credit Facility are set forth in a Financing Agreement between the Company and Rosenthal dated May 27, 2014 (the “Financing Agreement”). The Term Loan is additionally evidenced by a Term Note issued by the Company in favor of Rosenthal. The maximum amount that the Company may borrow from time to time under the Revolving Facility will be the lesser of $2,500,000 or the “Loan Availability” (as defined in the Financing Agreement), which is tied to the amount of the Company’s “Eligible Receivables” (as defined in the Financing Agreement) and the amount of its “Eligible Inventory” (as defined in the Financing Agreement). Interest on the unpaid principal balances due under the Credit Facility will be payable monthly in arrears. Amounts borrowed under the Revolving Facility that do not exceed the “Receivable Availability” (as defined in the Financing Agreement) will bear interest at an annual rate equal to the prime rate from time to time publicly announced in New York City by JPMorgan Chase Bank (the “Prime Rate”) plus 2.5%; amounts borrowed under the Revolving Facility that relate to the “Inventory Availability” (as defined in the Financing Agreement) will bear interest at an annual rate equal to the Prime Rate plus 3.0% (the “Inventory Rate”); and any amounts that, on any day, exceed the Loan Availability will bear interest at an annual rate equal to the Inventory Rate plus 4.0%; provided, however, that the Prime Rate will never be deemed to be less than 4.0%. The Company agreed to pay a minimum of $3,000 in monthly interest under the Revolving Facility, as well as a $1,000 monthly loan administration fee. In addition, the Company agreed to pay Rosenthal a facility fee at the Closing in the amount of $30,000. At each annual renewal of the Financing Agreement, the Company will pay Rosenthal a facility fee in the amount of $18,750.

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

At March 31, 2016, the Company had $1,768,052 in outstanding indebtedness under the Revolving Facility and $104,167 in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $731,948 under the Revolving Facility. As of March 31, 2016, we were out of compliance with the financial covenants contained in the Credit Facility as a result of the loss recorded for the three months ended March 31, 2016. We reported this non-compliance to Rosenthal, and requested a waiver for the three months ended March 31, 2016.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature at various dates through December 2017. The agreements require various monthly payments of principal and interest until maturity. At March 31, 2016 and December 31, 2015, financed assets of $40,667 and $47,732, respectively, net of accumulated amortization of $101,248 and $98,184, respectively, were included in property and equipment on the balance sheets. The weighted average interest rate was 3.75% at March 31, 2016 and December 31, 2015.

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

On November 9, 2015, the maturity dates of the Stockholder Notes were extended to the earlier of (i) November 9, 2016 or (ii) 10 business days from the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000. Mr. Brechin and Mr. Rutherford have indicated that they will not exercise their right of repayment prior to March 31, 2017.

The Company anticipates the maturity date of the Stockholder Notes will continue to be extended for the foreseeable future; thus, they are classified as long-term liabilities. As of March 31, 2016 and December 31, 2015, the amounts outstanding under the Stockholder Notes totaled $500,000.

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

On February 26, 2016 the Investor converted $50,000 of principal and $2,844 of accrued interest due under the Investor Note into 476,500 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $49,525.

On March 31, 2016 the Investor converted $50,000 of principal and $3,123 of accrued interest due under the Investor Note into 510,310 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $72,947.

The following table provides information relating to the Investor Note at March 31, 2016:

	March 31, 2016	December 31, 2015
Convertible promissory note payable	$540,000	$640,000
Original issuance discount, net of amortization of the $41,428 and $29,820 as of March 31, 2016 and December 31, 2015	(23,572)	(35,180)
Beneficial conversion feature, net of amortization of $355,596 and $255,960 as of March 31, 2016 and December 31, 2015	(202,325)	(301,960)
Warrant feature, net of amortization of the $58,687and $42,243 as of March 31, 2016 and December 31, 2015	(33,391)	(49,835)
Original issuance cost, net of amortization of $27,305 and $20,744 as of March 31, 2016 and December 31, 2015	(25,195)	(31,756)
Convertible promissory note payable, net	$255,517	$221,269

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

Accordingly, a portion of the proceeds was allocated to the Warrant based on its relative fair value, which totaled $92,079 using the Black Scholes option-pricing model. Further, the Company attributed a beneficial conversion feature of $557,921 to the shares of Common Stock issuable under the Investor Note based upon the difference between the effective Conversion Price and the closing price of the Common Stock on the date on which the Investor Note was issued. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.56%, (iv) expected life of five years, and (v) estimated fair value of the Common Stock of $0.26 per share. The expected term of the Warrant represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms. The Company recorded amortization of the beneficial conversion feature and warrant feature of the Investor Note in other expense in the amount of $99,636 and $16,444 during the three months ended March 31, 2016 and $255,960 and $42,243, during the year ended December 31, 2015 which also includes the unamortized beneficial conversion feature and warrant feature attributable to the $175,000 principal converted to equity.

The Company recorded an original issue discount of $65,000 to be amortized over the term of the Agreement as interest expense. The Company recognized $11,608 and $29,820 of interest expense as a result of the amortization during the three months ended March 31, 2016 and the year ended December 31, 2015 respectively, which also includes the unamortized original issue discount attributable to the $175,000 principal converted to equity.

NOTE 7 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, in conjunction with the issuance of the Investor Note (see Note 7), the Company issued the Warrant, which permits the Investor to purchase 840,000 shares of Common Stock, including 60,000 related to the financing costs, with an exercise price of $0.50 per share and a life of five years.

The Exercise Price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $0.50 a share. The Company accounted for the conversion option of the Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Warrant has been measured at fair value at March 17, 2015 and March 31, 2016 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 80.5% -109.84%; (iii) weighted average risk-free interest rate of 1.21% - 1.56% (iv) expected life of five years; and (v) estimated fair value of the Common Stock of $0.20-$0.26 per share.

At March 31, 2016, the outstanding fair value of the derivative liability was $99,876.

NOTE 8 – LEASES

Capital Leases

At March 31, 2016 and December 31, 2015, no capital lease was included in property and equipment on the consolidated balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases. Rent expense under our main headquarters lease, expiring on April 30, 2020 amounted to $42,810 and $40,865 for the three months ended March 31, 2016 and 2015, respectively.

The Company also leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating lease expiring on June 30, 2016. Rent expense under this lease amounted $12,300 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from one major customer during the three months ended March 31, 2016 represented 11% of the total net revenue for the period. Accounts receivable due from two customers at March 31, 2016 amounted to 24% of total accounts receivable.

For the quarter ended March 31, 2015, the Company had several contracts with government agencies, of which net revenue from two major customers represented 57% of the total net revenue for the period. Accounts receivable due from two customers at March 31, 2015 amounted to 46% of total accounts receivable. Accounts receivable due from customers at December 31, 2015 amounted to 53% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented from two major distributors.
Revenues from hardware products amounted to 31% and 47% of total revenues for the three months ended March 31, 2016 and
2015, respectively. As of March 31, 2016 and 2015, accounts payable due to these distributors amounted to 39% and 58% of total accounts payable, respectively. Accounts payable due to these distributors at December 31, 2015, amounted to 72% of total accounts payable at that date.

NOTE 10 - STOCKHOLDERS’ EQUITY

Warrants

The assumptions used to value warrant grants during the three months ended March 31, 2016, which consisted solely of the Warrant, were as follows:

Three months ended March 31, 2016
Expected life (in years)	5.00
Volatility	80.5%
Risk free interest rate	1.56%
Expected Dividend Rate	0

Summary of the warrant activity for or three months ended March 31, 2016 is as follows:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	840,000	$0.50	3.96	$0.00
Granted	—	—	—	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—	—
Outstanding at March 31, 2016	840,000	0.50	3.96	0.00
Exercisable at March 31, 2016	840,000	0.50	3.96	0.00

The weighted average remaining contractual life of warrants outstanding as of March 31, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	840,000	840,000	3.96

Total	840,000	840,000	3.96

NOTE 11 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”).

Stock Options

The Company recorded $3,737 and $1,870 in stock option compensation expense during in the period ending March 31, 2016 and 2015, respectively, related to the stock option grants. There were no options granted during the three months ended March 31, 2016.

Summary of the option activity for three months ended March 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	400,000	$0.20	3.25	$0.00
Granted	—	—	—	—
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at March 31, 2016	400,000	0.20	3.0	0.00
Exercisable at March 31, 2016	125,000	—	—	0.00
Vested and expected to vest	275,000	0.20	3.0	0.00

The unrecognized compensation cost for unvested stock option awards outstanding at March 31, 2016 was approximately $31,134 to be recognized over approximately 3.0 years.

Restricted Stock Grants

There were no stock grants during the three months ended March 31, 2016. The Company recorded $0 in share-based compensation expense during the period ending March 31, 2016 related to restricted stock grants. For the three months ended March 31, 2015, the Company recorded $44,880 in share-based compensation expense related to restricted stock grants.

NOTE 12 – INVENTORY

As of March 31, 2016 and December 31, 2015, inventory consisted of the following:

	March 31, 2016	December 31, 2015
Raw Materials	$529,014	$573,769
Work in Process	25,232	32,702
Total Inventory	$554,246	$606,471

NOTE 13 –LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share.

	Three Months Ended March 31,
	2016	2015
Basic loss per share :
Net loss	$(554,285)	$(127,108)
Weighted average common shares outstanding	45,297,869	44,625,236
Basic loss per share	$(0.01)	$(0.00)
Diluted loss per share :
Net loss	$(554,285)	$(127,108)
Weighted average common shares outstanding	45,297,869	44,625,236
Potential dilutive securities	—	—
Weighted average common shares outstanding – diluted	45,297,869	44,625,236
Diluted loss per share	$(0.01)	$(0.00)
Common stock equivalents excluded due to anti-dilutive effect	7,987,899	8,842,311

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate their fair values because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative liability	99,876	—	—	99,876
Total liabilities measured at fair value	$99,876	$—	$—	$99,876

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2015	$99,036
Fair value of derivative liabilities issued	—
Gain on change in derivative liability	840
Ending balance as of March 31, 2016	$99,876

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. (“Brekford” or the “Company”) for the three months ended March 31, 2016 and 2015 and the financial condition of Brekford Corp. at March 31, 2016. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2015 filed with its Annual Report on Form 10-K on March 24, 2016.

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

Overview

The Company, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully integrated traffic safety solutions, parking enforcement citation management, and mobile technology equipment for public safety vehicle services to state and local municipalities, the U.S. Military and various federal public safety agencies throughout the United States and Mexico. Brekford’s combination of upfitting services, cutting edge technology, and automated traffic safety enforcement (“ATSE”) services offers a unique 360º solution for law enforcement agencies and municipalities. The Company’s core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of safety solutions to our clients.  Brekford has one wholly owned subsidiary, Municipal Recovery Agency, LLC, a Maryland limited liability company, formed in 2012 for the purpose of providing collection systems and services for unpaid citations and parking fines.

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

For more than a decade, Brekford has been a distributor and integrator for most major brands in the mobile technology arena. We handle everything from Panasonic Toughbooks® and Arbitrator® digital video systems to emergency lighting systems and wireless technology.  We believe that we have all of the high-end products our customers need to handle their day-to-day operations and protect the public they serve. Every product we sell is tested by highly trained technicians and guaranteed to work in even the most extreme conditions. We specialize in seamlessly incorporating custom-built solutions within existing networks. We deliver our end-to-end solutions with service programs that work for agencies large and small, from  turnkey drop shipping to municipal leases. Our commitment is to design and deliver solutions that meet or exceed industry standards for safety, ergonomics, reliability, serviceability and uniformity.

We develop integrated, interoperable, feature-rich mobile systems that enable first responders, such as police, fire and EMS, to obtain and exchange information in real time. The rapid dissemination of real time information is critical to determine and assure timely and precise resource allocation by public sector decision makers. As a premiere Panasonic Toughbook partner, we augment these rugged laptops by designing and manufacturing vehicle mounting systems and docking stations for in-vehicle communications equipment. With rugged laptop computers, tablets and hand-held devices, GPS terminals, two-way radios, and full console systems, we provide ergonomically sound mounting products with full port replication.

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

Vehicle Services - Upfitting

The Brekford 360-degree vehicle solution provides complete vehicle upfitting, mobile data and video solutions for public safety agencies. The 360-degree vehicle solutions approach provides customers with a one-stop upfitting, cutting edge technology and installation service. The comprehensive approach enables Brekford to be the only stop our customers need to make to purchase law enforcement vehicles (GM, Ford, Dodge), have them upfitted with lights, sirens, radio communication and rugged IT technology, and have them “ready to roll”. Our mission is to provide and install equipment that ensures safe and efficient mission critical vehicles while incorporating the latest technological advances. We adhere to strict quality control procedures and provide comprehensive services. The Brekford certified installation team provides our customers the highest level of expertise and service from inception to completion, including maintenance and upgrades.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following tables summarize selected items from the consolidated statements of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

	Three Months Ended March 31,		(Decrease) / Increase
	2016	2015	$	%
Net Revenues	$3,081,126	$5,146,179	$(2,065,053)	(40.1)%

Cost of Revenues	2,468,870	4,220,587	(1,751,717)	(41.5)%

Gross Profit	$612,256	$925,592	$(313,336)	(33.9)%

Gross Profit Percentage of Revenue	19.9%	18.0%

Revenues

Revenue for the three months ended March 31, 2016 amounted to $3,081,126 as compared to revenues of $5,146,179 for the three months ended March 31, 2015, representing a decrease of $2,065,053 or 40.1%.  The overall decrease was primarily driven by a reduction in sales of rugged IT and e-ticketing products.  Agencies that made significant purchases during the three months ended March 31, 2015 generally operate on a three-year cycle in terms of equipment upgrades, and the Company had not identified a sufficient number of additional customers to make up the shortfall.  Additionally, we experienced certain issues with respect to product supply timing and were unable to fulfill certain orders for the period ending March 31, 2016.  Our sales order pipeline totaled approximately $2,500,000 at March 31, 2016 and we have initiated procedures to expedite shipments and installations in the future.  Additionally, we are working to broaden our customer base regionally and nationally in order to offset revenue reductions caused by the three-year upgrade cycle.

ATSE services experienced a 7.5% reduction in revenue as certain existing programs were converted to a fixed recurring monthly fee arrangement and others experienced reduced violations and collected fines.  We have also continued to experience challenges that are outside the Company’s control with respect to collection rates for our Saltillo, Mexico program.  The City of Saltillo is working with our local partner company to implement stricter enforcement procedures in an effort to collect outstanding unpaid fines totaling more than $30 million.  These enforcement procedures include vehicle checkpoints monitored by automated license plate readers and door-to-door collection of unpaid fines.  The City is also seeking cooperation from neighboring states to authorize vehicle registration holds, requiring registered owners to pay outstanding fines in order to receive their annual vehicle registration renewal.  At this time, the Company is not able to predict when, or if, these collection efforts will be successful.  Until the collection efforts begin to produce desired results, we have decided not to deploy additional cameras beyond the 16 currently in operation.

For the three months ended March 31, 2016, ATSE paid citations amounted to 36,022 from 60 cameras as compared to 33,946 from 43 cameras for the three months ended March 31, 2015, representing an increase of 2,076 or 6%. The increase is attributable to 7,945 collected citations in Saltillo, Mexico, which had not been in operation during the three months ended March 31, 2015, offset by a 17% decrease in collected citations from U.S. programs. Due to the ongoing transition from revenue sharing to fixed fee arrangements for most of our U.S. contracts, we do not anticipate changes in collected citations to significantly impact revenue moving forward.

With the recent addition of three new contracts in New Rochelle, New York, Brice, Ohio, and Calvert County, Maryland, we anticipate renewed growth in ATSE services revenue through 2016. On a combined basis, these contracts represent a potential of approximately 25 additional camera installations in 2016. Additionally, we are continuing to pursue contracts in the U.S. and Latin America, via pilot projects and/or RFP processes, with a current prospect pipeline in excess of 1,000 cameras. Some of these potential programs are in advanced stages of discussion; however, there is no assurance that these efforts will lead to contracts. The Company observes a policy not to comment on the specifics of any pre-contract discussions or pilot projects.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2016 amounted to $2,468,870 as compared to $4,220,587 for the three months ended March 31, 2015, a decrease of $1,751,717 or 41.5%.  The change was primarily due to the lower sales volume for rugged IT and e-ticketing products, as well as lower direct expenses for ATSE services.

Gross Profit

Gross profit for the three months ended March 31, 2016 amounted to $612,256 as compared to $925,592 for the three months ended March 31, 2015, a decrease of $313,336 or 33.9%.  The decrease was primarily due to the decrease in sales of rugged IT and e-ticketing products.  Overall gross margin for the three months ended March 31, 2016 was 19.9% as compared to 18.0% for the three months ended March 31, 2015.  ATSE gross margin for the three months ended March 31, 2015 was 70.0% as compared to 68.0% for the three months ended March 31, 2015.  Vehicles services gross margin for the three months ended March 31, 2016 was 7.4% as compared to 10.6% for the three months ended March 31, 2015.  This reduction in gross margin was due to a higher concentration of product-only purchase orders for the three months ended March 31, 2016.  For the full year 2016 the Company expects ATSE gross margin to approximate 65% and vehicle services gross margin to approximate 12%.

Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	$	%
OPERATING EXPENSES
Salaries and related expenses	$479,860	$540,221	$(60,361)	(11.2)%
Selling, general and administrative expenses	411,341	461,385	(50,044)	(10.9)%
Total operating expenses	$891,201	$1,001,606	$(110,405)	(11.0)%

Salaries and Related Expenses

Salaries and related expenses for the three months ended March 31, 2016 amounted to $479,860 as compared to $540,221 for the three months ended March 31, 2015, a decrease of $60,361 or 11.2%.  The decrease was attributable to lower sales commission expenses, offset by slight increases in corporate support expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 amounted to $411,341 as compared to $461,385, for the three months ended March 31, 2015, a decrease of $50,044 or 10.9%.  The decrease was primarily driven by lower corporate administration and depreciation expenses.

Other Expenses, net

Total other expenses increased for the three months ended March 31, 2016 to $275,340 compared to $51,094 for the three months ended March 31, 2015.  The increased expenses were due primarily to a net increase in financing cost of $152,868 that includes non-cash interest expense related to the original issue discount of $11,608 and the debt discount amortization of $116,080, as well as the loss on extinguishment of debt of $122,472 resulting from the $100,000 conversion of debt to common stock during the quarter ended March 31, 2016 related to the Investor Note and Warrant.  The remainder of the increase was due to an increase in cash interest expense associated with balances on the Company’s revolving line of credit.

Net Loss

Net loss for the three months ended March 31, 2016 amounted to $554,285 compared to a net loss of $127,108 for the three months ended March 31, 2015, an increase of $427,177.  The increased loss was primarily due to lower rugged IT, e-ticketing, and ATSE sales, as well as other expenses consisting of non-cash financing costs associated with the Investor Note and Warrant.  Excluding other expenses consisting of both cash and non-cash interest expense, operating loss amounted to $278,945 for the three months ended March 31, 2016 as compared to a loss of $76,014 for the three months ended March 31, 2015.

Financial Condition, Liquidity and Capital Resources

At March 31, 2016, we had total current assets of $4,086,562 and total current liabilities of $3,957,861 resulting in a working capital surplus of $128,701.  At March 31, 2016 inventory totaled $554,246 consisting primarily of raw materials related to our existing pipeline of committed customer sales orders.  In comparison, at December 31, 2015, we had total current assets of $5,344,344 and total current liabilities of $4,952,773, resulting in a working capital surplus of $391,571.

The Company’s accumulated deficit increased to $11,496,665 at March 31, 2016 from $10,942,380 at December 31, 2015, as a result of the net loss recorded for period ended March 31, 2016.  Cash flows used in operations for the period ended March 31, 2016 were $287,853, compared to cash flows used in operations for the period ended March 31, 2015 of $1,763,352.

The Company relies on cash reserves, cash flows from operations and the Credit Facility (as defined below) to fund its operations. At March 31, 2016, the Company had $544,514 in unrestricted cash available, compared to $580,400 at December 31, 2015.  In addition, the Company has established a credit facility (the “Credit Facility”) with Rosenthal & Rosenthal (“Rosenthal”) consisting of $2,500,000 in revolving loans (the “Revolving Facility”) and a $500,000 non-revolving term loan (the “Term Loan”).  The amount of funds available under the Revolving Facility from time to time is subject to certain limits based on, among other things, the Company’s receivables and inventory.  At March 31, 2016, the Company had $1,762,160 in outstanding indebtedness under the Revolving Facility and $104,167 in outstanding indebtedness under the Term Loan.  As of March 31, 2016, we were out of compliance with the financial covenants contained in the Credit Facility as a result of the loss recorded for the three months ended March 31, 2016.  We reported this non-compliance to Rosenthal, and requested a waiver for the three months ended March 31, 2016.

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

The Company intends to continue its efforts to expand sales of ATSE services, and such expansion may significantly increase the Company’s working capital needs.  On March 17, 2015, the Company entered into a note and warrant purchase agreement providing for immediate funding of $650,000 through the issuance of the Investor Note (see Note 7 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report for additional detail).  The primary use of proceeds was to fund startup costs for the initial phase of a project in Mexico providing turnkey ATSE services to the City of Saltillo, which began operations in the second quarter of 2015.  Additionally, the Company entered contracts for three ATSE programs in Calvert County, Maryland, Brice, Ohio and New Rochelle, New York, which are expected to begin revenue generation in the 2nd quarter of 2016.  Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from the Revolving Facility will be sufficient to sustain the Company’s business initiatives through at least March 31, 2017.  Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate.

In the event that the Company’s cash reserves, cash flow from operations and funds available under the Credit Facility are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.  We currently have no firm commitments for any additional capital.  No assurance can be given that the Company will be able to obtain additional capital in the future or that such capital will be available to the Company on acceptable terms.  The Company’s ability to obtain additional capital will be subject to a number of factors, including market conditions, the Company’s operating performance and investor sentiment, which may make it difficult for the Company to consummate a transaction at the time, in the amount and/or upon the terms and conditions that the Company desires.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants.  If the Company is unable to raise additional capital at the times, in the amounts, or upon the terms and conditions that it desires, then it might have to delay, scale back or abandon its expansion efforts.  Even with such changes, the Company’s operations could consume available capital resources and liquidity.

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

Net cash used in operating activities was $287,853 and $1,763,352 for the three months ended March 31, 2016 and 2015, respectively. Cash was used primarily to fund our operations and working capital needs, net of non-cash expenditures such as depreciation and amortization, share based compensation for services and financing related costs.  During the three months ended March 31, 2016, the net loss of $554,285, offset by adjustments of non-cash expenditures, was the primary driver of the cash used in operating activities.

During the three months ended March 31, 2015, the net loss of $127,108 and increase in accounts receivable amounting to a net cash decrease of $2,188,411 were the primary drivers of the cash used, offset by an increase in other working capital assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $24,500 for the period ended March 31, 2016 and there was no cash used for the period ended March 31, 2015.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $276,478 for the three months ended March 31, 2016, compared to $1,284,714 for the three months ended March 31, 2015.  In the three months ended March 31, 2016, the Company was advanced $346,251, net of repayments, under the Credit Facility related to outstanding customer invoices, compared to $818,552 for the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 discusses  those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the three months ended March 31, 2016, and that no material changes therein have occurred.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act.  Based on this evaluation, because of the Company’s limited resources and limited number of employees as discussed below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2016.

Management has identified the major control deficiencies as the lack of segregation of duties and limited accounting knowledge of Company debt and equity transactions.  Our management believes that these material weaknesses are due to the small size of our accounting staff.  The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.  These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.  In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP.  Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not required to attestation by our registered public accounting firm under section 404(a) of the Sarbanes-Oxley Act.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the three months ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the three months ended March 31, 2016 that are material to the Company or its assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On February 26, 2016, an investor converted $50,000 of principal and $2,844 of accrued interest due under a convertible promissory note into 476,500 shares of Common Stock.

On March 31, 2016, an investor converted $50,000 of principal and $3,123 of accrued interest due under a convertible promissory note into 510,310 shares of Common Stock.

The shares described above were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

Neither Brekford Corp. nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the three months ended March 31, 2016.

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

Brekford Corp.

Date: May 13, 2016	By:	/s/ C.B. Brechin
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