Form 10-Q
period 2016-06-30
Brekford Corp.
filed 2016-08-15
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 48,400,395 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of August 9, 2016.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

 Brekford Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$446,444	$580,400
Accounts receivable, net of allowance of $0 at June 30, 2016 and December 31, 2015	2,879,662	3,781,263
Unbilled receivables	816,748	304,470
Prepaid expenses	56,610	71,740
Inventory	590,533	606,471
Total current assets	4,789,997	5,344,344
Property and equipment, net	187,363	223,347
Other non-current assets	97,902	179,208
TOTAL ASSETS	$5,075,262	$5,746,899
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,007,069	$2,979,131
Accrued payroll and related expenses	44,290	98,000
Line of credit, net of fees	2,147,843	1,402,380
Term loan – current portion, net of fees	41,667	166,667
Deferred revenue	97,133	95,233
Customer deposits	13,573	36,070
Obligations under other notes payable – current portion	27,070	29,277
Derivative liability	28,728	99,036
Other liabilities	46,179	46,979
Total current liabilities	4,453,552	4,952,773

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Other notes payable - net of current portion, net of fees	9,271	21,660
Deferred rent, net of current portion	44,406	44,923
Convertible promissory notes, net of debt discounts and issuance costs of $192,911 and $418,731 at June 30, 2016 and December 31, 2015 , respectively	297,089	221,269
Total long-term liabilities	850,766	787,852
TOTAL LIABILITIES	5,304,318	5,740,625

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 46,941,992 and 45,151,254 issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	4,695	4,515
Additional paid-in capital	11,249,399	10,951,491
Treasury Stock, at cost 10,600 shares at June 30, 2016 and December 31, 2015 respectively	(5,890)	(5,890)
Accumulated deficit	(11,475,823)	(10,942,380)
Other comprehensive loss	(1,437)	(1,462)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(229,056)	6,274
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,075,262	$5,746,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.

  Condensed Consolidated Statements of Operations and Comprehensive loss (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET REVENUE	$4,631,727	$3,663,413	$7,712,853	$8,809,592
COST OF REVENUE	3,574,167	2,603,951	6,043,038	6,824,538
GROSS PROFIT	1,057,560	1,059,462	1,669,815	1,985,054

OPERATING EXPENSES
Salaries and related expenses	524,668	456,042	1,004,528	996,263
Selling, general and administrative expenses	375,327	405,601	786,666	866,986
TOTAL OPERATING EXPENSES	899,995	861,643	1,791,194	1,863,249
INCOME (LOSS) FROM OPERATIONS	157,565	197,819	(121,379)	121,805
OTHER (EXPENSE) INCOME
Interest expense	(168,949)	(195,344)	(320,977)	(293,266)
Change in fair value of derivative liability	71,148	(31,080)	70,308	15,708
Loss on extinguishment of debt	(38,923)	—	(161,395)	—
TOTAL OTHER (EXPENSE) INCOME	(136,724)	(226,424)	(412,064)	(277,518)
NET (LOSS) INCOME	$20,841	$(28,605)	$(533,443)	$(155,713)
OTHER COMPREHENSIVE LOSS – foreign currency translation	(1,437)	(1,477)	(1,437)	(1,477)
COMPREHENSIVE INCOME (LOSS)	19,404	(30,082)	(534,880)	(157,190)
INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.00	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	46,454,266	44,632,569	45,876,068	44,628,923
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	54,148,048	44,632,569	45,876,068	44,628,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(533,443)	(155,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,484	109,689
Share based compensation	47,075	48,620
Deferred rent	(517)	43,339
Amortization of debt discount	142,723	137,248
Amortization of finance cost	8,491	29,362
Change in fair value of warrant liability	(70,308)	(15,708)
Loss on extinguishment of debt	161,395	—
Changes in operating assets and liabilities:
Accounts receivable	901,601	(921,011)
Unbilled receivables	(512,278)	(192,205)
Prepaid expenses and other non-current assets	106,436	79,322
Inventory	15,938	(283,257)
Customer deposits	(22,497)	87,662
Accounts payable and accrued expenses	(962,471)	757,473
Accrued payroll and related expenses	(53,710)	68,606
Deferred revenue	1,900	(134,285)
Other liabilities	(800	(1,300)
NET CASH USED IN OPERATING ACTIVITIES	(709,981)	(342,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(24,500)	—
NET CASH USED IN INVESTING ACTIVITIES	(24,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	740,095	(233,559)
Principal payments on capital lease obligations	—	(140,209)
Payments on other notes payable	(14,595)	(11,638)
Borrowings on term notes	—	650,000
Payments on term notes	(125,000)	(125,000)
Deferred financing cost	—	(98,967
NET CASH PROVIDED BY FINANCING ACTIVITIES	600,500	40,627

Effect of foreign currency translation	25	(1,477)
NET CHANGE IN CASH	(133,956)	(303,008)
CASH – Beginning of period	580,400	1,112,881
CASH – End of period	$446,444	809,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$121,980	67,123
Cash paid for income taxes	800	1,300
SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Conversion of notes payable in exchange for common stock	$150,000	—
Discount on convertible debt	$15,844	52,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015

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

NOTE 2 – LIQUIDITY

For the six months ended June 30, 2016, the Company incurred a net loss of $533,443 and used $709,981 of cash for operations. Additionally, at June 30, 2016 the company had cash available of $446,444, a working capital surplus of $336,445 and availability under the established credit facility (see Note 4) of $352,157.

On July 12, 2016 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Fundamental Funding LLC (the “Lender”).  The primary purpose of the new Loan Agreement is to pay off the prior loan, and provide additional working capital. The Loan Agreement provides for a multi-draw loan to the Company for (i) the Company’s accounts receivable, the lesser of (y) $2,500,000 or (z) 85% of the Company’s eligible accounts and (ii) the Company’s inventory advances, the lesser of (y) $500,000 or (z) 50% of the eligible inventory (the “Revolving Loans”). The maximum amount available to the Company under the Loan Agreement for the Revolving Loans shall be up to $3,500,000 (the “Credit Limit”). In addition, the Lender agreed to provide the Company with an accommodation loan in an amount not to exceed $500,000, which shall be repaid in thirty-six (36) equal monthly installments of principal and interest (the “Accommodation Loan” and together with the Revolving Loans, the “Loans”).   Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next twelve months including anticipated new customer contracts and funds available from the credit facility (see Note 14) will be sufficient to sustain the Company’s business initiatives through at least June 30, 2017, but there can be no assurance that these measures will be successful or adequate. In the event that the Company’s cash reserves, cash flow from operations and funds available under the Credit Facility (see Note 14) are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the accounts of Brekford and its wholly owned subsidiary, Municipal Recovery Agency, LLC. Intercompany transactions and balances are eliminated in consolidation.

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

Inventory

Inventory principally consists of hardware and third party packaged software that is modified to conform to customer specifications and held temporarily until the completion of a contract. Inventory is valued at the lower of cost or market value. The cost is determined by the first-in, first-out (“FIFO”) method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in- process.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the three months and six months ended June 30, 2016 and June 30, 2015.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company also offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties amounted to $30,074 and $61,540 for the three and six months ended June 30, 2016, respectively, compared to $121,120 and $114,459 respectively, for the same periods in 2015.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. As of June 30, 2016, 10,600 shares of our common stock were held in treasury at an aggregate cost of $5,890.

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

Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.  There is no dilutive effect on the loss per share during loss periods. See Note 13 for the calculation of basic and diluted earnings (loss) per share.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of the Debt Issuance Cost.” To simplify the presentation of the debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption of the amendments in this ASU is permitted for financial statements that have not been previously issued. By adopting this standard, we have reclassified certain of our assets and liabilities.

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

NOTE 4 – LINE OF CREDIT AND OTHER NOTES PAYABLE

On May 27, 2014, Brekford closed (the “Closing”) on an aggregate $3,000,000 credit facility (the “Credit Facility”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) as lender consisting of $2,500,000 in revolving loans (the “Revolving Facility”) and a $500,000 non-revolving term loan (the “Term Loan”). The terms and conditions of the Credit Facility are set forth in a Financing Agreement between the Company and Rosenthal dated May 27, 2014 (the “Financing Agreement”). The Term Loan is additionally evidenced by a Term Note issued by the Company in favor of Rosenthal. The maximum amount that the Company may borrow from time to time under the Revolving Facility will be the lesser of $2,500,000 or the “Loan Availability” (as defined in the Financing Agreement), which is tied to the amount of the Company’s “Eligible Receivables” (as defined in the Financing Agreement) and the amount of its “Eligible Inventory” (as defined in the Financing Agreement). Interest on the unpaid principal balances due under the Credit Facility will be payable monthly in arrears. Amounts borrowed under the Revolving Facility that do not exceed the “Receivable Availability” (as defined in the Financing Agreement) will bear interest at an annual rate equal to the prime rate from time to time publicly announced in New York City by JPMorgan Chase Bank (the “Prime Rate”) plus 2.5%; amounts borrowed under the Revolving Facility that relate to the “Inventory Availability” (as defined in the Financing Agreement) will bear interest at an annual rate equal to the Prime Rate plus 3.0% (the “Inventory Rate”); and any amounts that, on any day, exceed the Loan Availability will bear interest at an annual rate equal to the Inventory Rate plus 4.0%; provided, however, that the Prime Rate will never be deemed to be less than 4.0%. The Company agreed to pay a minimum of $3,000 in monthly interest under the Revolving Facility, as well as a $1,000 monthly loan administration fee. In addition, the Company agreed to pay Rosenthal a facility fee at the Closing in the amount of $30,000. At each annual renewal of the Financing Agreement, the Company will pay Rosenthal a facility fee in the amount of $18,750.

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

At June 30, 2016, the Company had $2,147,843 in outstanding indebtedness under the Revolving Facility and $41,667 in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $352,157 under the Revolving Facility. As of June 30, 2016, we were out of compliance with the financial covenants contained in the Credit Facility as a result of the loss recorded for the six months ended June 30, 2016. We did not request a waiver from Rosenthal due to the subsequent replacement and termination of the facility (see Note 15).

The Company financed certain vehicles and equipment under finance agreements. The agreements mature at various dates through December 2017. The agreements require various monthly payments of principal and interest until maturity. At June 30, 2016 and December 31, 2015, financed assets of $33,603 and $47,732, respectively, net of accumulated amortization of $108,312 and $98,184, respectively, were included in property and equipment on the balance sheets. The weighted average interest rate was 3.75% at June 30, 2016 and December 31, 2015.

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

On April 1, 2010, Brekford and each member of the lender group executed a First Amendment to each Promissory Note, which amended the respective Promissory Note as follows:

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

On November 8, 2013, Brekford and each member of the lender group agreed to extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2014 or (ii) 10 business days after the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On November 4, 2014, Brekford and each member of the lender group agreed to further extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2015 or (ii) 10 business days after the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On November 9, 2015, the maturity dates of the Promissory Notes were extended to the earlier of (i) November 9, 2016 or (ii) 10 business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000. Mr. Brechin and Mr. Rutherford have indicated that they will not exercise their right of repayment prior to June 30, 2017.

The Company anticipates the maturity date of the Promissory Notes will continue to be extended for the foreseeable future; thus, they are classified as long-term liabilities. As of June 30, 2016 and December 31, 2015, the amounts outstanding under the Promissory Notes totaled $500,000.

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

On May 31, 2016 the Investor converted $50,000 of principal and $3,625 of accrued interest due under the Investor Note into 605,928 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $38,923.

The following table provides information relating to the Investor Note at June 30, 2016:

	June 30, 2016	December 31, 2015
Convertible promissory note payable	$490,000	$640,000
Original issuance discount, net of amortization of the $49,156 and $29,820 as of June 30, 2016 and December 31, 2015	(15,844)	(35,180)
Beneficial conversion feature, net of amortization of $421,927 and $255,960 as of June 30, 2016 and December 31, 2015	(135,994)	(301,960)
Warrant feature, net of amortization of the $69,634 and $42,243 as of June 30, 2016 and December 31, 2015	(22,444)	(49,835)
Original issuance cost, net of amortization of $33,871 and $20,744 as of June 30, 2016 and December 31, 2015	(18,629)	(31,756)
Convertible promissory note payable, net	$297,089	$221,269

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

Accordingly, a portion of the proceeds was allocated to the Warrant based on its relative fair value, which totaled $92,079 using the Black Scholes option-pricing model. Further, the Company attributed a beneficial conversion feature of $557,921 to the shares of Common Stock issuable under the Investor Note based upon the difference between the effective Conversion Price and the closing price of the Common Stock on the date on which the Investor Note was issued. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.56%, (iv) expected life of five years, and (v) estimated fair value of the Common Stock of $0.26 per share. The expected term of the Warrant represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms. The Company recorded amortization of the beneficial conversion feature and warrant feature of the Investor Note in other expense in the amount of $165,968 and $27,391 during the six months ended June 30, 2016 and $255,960 and $42,243, during the year ended December 31, 2015 which also includes the unamortized beneficial conversion feature and warrant feature attributable to the $225,000 principal converted to equity.

The Company recorded an original issue discount of $65,000 to be amortized over the term of the Agreement as interest expense. The Company recognized $19,336 and $29,820 of interest expense as a result of the amortization during the six months ended June 30, 2016 and the year ended December 31, 2015 respectively, which also includes the unamortized original issue discount attributable to the $225,000 principal converted to equity.

NOTE 7 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, in conjunction with the issuance of the Investor Note (see Note 7), the Company issued the Warrant, which permits the Investor to purchase 840,000 shares of Common Stock, including 60,000 related to the financing costs, with an exercise price of $0.50 per share and a life of five years.

The Exercise Price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $0.50 a share. The Company accounted for the conversion option of the Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Warrant has been measured at fair value at March 17, 2015 and June 30, 2016 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 83.51% -80.50%; (iii) weighted average risk-free interest rate of 1.00% - 1.56% (iv) expected life of five years; and (v) estimated fair value of the Common Stock of $0.12-$0.26 per share.

At June 30, 2016, the outstanding fair value of the derivative liability was $28,728.

NOTE 8 – LEASES

Capital Leases

At June 30, 2016 and December 31, 2015, no capital lease was included in property and equipment on the consolidated balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases. Rent expense under our main headquarters lease, expiring on April 30, 2020 amounted to $85,622 and $83,676 for the six months ended June 30, 2016 and 2015, respectively.

The Company also leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating lease expiring on June 30, 2017. Rent expense under this lease amounted to $24,600 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from one major customer during the six months ended June 30, 2016 represented 17% of the total net revenue for the period. Accounts receivable due from three customers at June 30, 2016 amounted to 68% of total accounts receivable.

For the period ended June 30, 2015, the Company has several contracts with government agencies, of which net revenue from one major customer represented 22% of the total net revenue for the period. Accounts receivable due from three customers at June 30, 2015 amounted to 55% of total accounts receivable.

Accounts receivable due from these customers at December 31, 2015 amounted to 53% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented from two major distributors. Revenues from hardware products amounted to 84% and 56% of total revenues for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, accounts payable due to these distributors amounted to 50% and 59% of total accounts payable, respectively.

Accounts payable due to these distributors at December 31, 2015, amounted to 72% of total accounts payable at that date.

NOTE 10 - STOCKHOLDERS’ EQUITY

Warrants

The assumptions used to value warrant grants during the six months ended June 30, 2016, which consisted solely of the Warrant, were as follows:

Six months ended June 30, 2016
Expected life (in years)	5.00
Volatility	83.51%
Risk free interest rate	1.00%
Expected Dividend Rate	0

Summary of the warrant activity for the six months ended June 30, 2016 is as follows:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	840,000	$0.50	4.21	$0.00
Granted	—	—	—	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—	—
Outstanding at June 30, 2016	840,000	0.50	3.71	0.00
Exercisable at June 30, 2016	840,000	0.50	3.71	0.00

The weighted average remaining contractual life of warrants outstanding as of June 30, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	840,000	840,000	3.71

Total	840,000	840,000	3.71

NOTE 11 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”).

Stock Options

The Company recorded $7,474 and $3,740 in stock option compensation expense during in the period ending June 30, 2016 and 2015, respectively, related to the stock option grants. There were no options granted during the six months ended June 30, 2016.

Summary of the option activity for six months ended June 30, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	400,000	$0.20	3.25	$0.00
Granted	—	—	—	—
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at June 30, 2016	400,000	0.20	2.75	0.00
Exercisable at June 30, 2016	125,000	—	—	0.00
Vested and expected to vest	275,000	0.20	2.75	0.00

The unrecognized compensation cost for unvested stock option awards outstanding at June 30, 2016 was approximately $27,397 to be recognized over approximately 2.75 years.

Restricted Stock Grants

During the six months ended June 30, 2016, the Company granted an aggregate of 198,000 shares of Common Stock to key employees in consideration of services rendered and part of employment agreement. The weighted average value of the shares amounted to $0.20 per share based upon the closing price of shares of Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $39,600 in share-based compensation expense during the period ending June 30, 2016 related to stock grants. For the six months ended June 30, 2015, the Company recorded $44,880 in share-based compensation expense related to stock grants.

NOTE 12 – INVENTORY

As of June 30, 2016 and December 31, 2015, inventory consisted of the following:

	June 30, 2016	December 31, 2015
Raw Materials	$590,533	$573,769
Work in Process	—	32,702
Total Inventory	$590,533	$606,471

NOTE 13 –LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share.
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Basic net income (loss) per share :
Net income (loss)	$20,841	$(28,605)	$(533,443)	$(155,713)
Weighted average common shares outstanding	46,454,266	44,632,569	45,876,068	44,628,923
Basic net income (loss) per share	$0.00	$(0.00)	$(0.01)	$(0.00)

Diluted net income (loss) per share :
Net income (loss)	$20,841	$(28,605)	$(533,443)	$(155,713)
Weighted average common shares outstanding	46,454,266	44,632,569	45,876,068	44,628,923
Potential dilutive securities	7,693,782	—	—	—
Weighted average common shares outstanding – diluted	54,148,048	44,632,569	45,876,068	44,628,923
Diluted earnings per share	$0.00	$(0.00)	$(0.01)	$(0.00)
Common stock equivalents excluded due to anti-dilutive effect	—	8,842,311	7,693,782	8,842,311

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate their fair values because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities

Derivative liability	28,728	—	—	28,728
Total liabilities measured at fair value	$28,728	$—	$—	$28,728

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2015	$99,036
Fair value of derivative liabilities issued	—
Gain on change in derivative liability	(70,308)
Ending balance as of June 30, 2016	$28,728

NOTE 15 – SUBSEQUENT EVENTS

On July 12, 2016 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Fundamental Funding LLC (the “Lender”).  The Loan Agreement provides for a multi-draw loan to the Company for (i) the Company’s accounts receivable, the lesser of (y) $2,500,000 or (z) 85% of the Company’s eligible accounts and (ii) the Company’s inventory advances, the lesser of (y) $500,000 or (z) 50% of the eligible inventory (the “Revolving Loans”). The maximum amount available to the Company under the Loan Agreement for the Revolving Loans shall be up to $3,500,000 (the “Credit Limit”). In addition, the Lender agreed to provide the Company with an accommodation loan in an amount not to exceed $500,000, which shall be repaid in thirty-six (36) equal monthly installments of principal and interest (the “Accommodation Loan” and together with the Revolving Loans, the “Loans”).

On the Closing Date, the Lender advanced the Company an amount equal to $533,670.  The amounts advanced under the Loan Agreement are due and payable on the three (3) year anniversary of the Closing Date (the “Maturity Date”), and thereafter, the Maturity Date shall automatically be extended for successive periods of one year unless the Company shall give lender written notice of termination not less than ninety (90) days prior to the end of such term or renewal term, as applicable. Lender may terminate the Loan Agreement at any time in its sole discretion by giving the Company ninety (90) days prior written notice, provided that upon an Event of Default (as defined in the Loan Agreement), Lender may terminate the Loan Agreement without notice to the Company, effective immediately. Upon termination by the Lender, the Company shall be required to pay certain termination fees based on a percentage of the Credit Limit as set forth in the Loan Agreement.

The outstanding principal balance under the Note for the Revolving Loans shall bear interest at a rate per annum equal to the “prime rate” published from time to time in the Wall Street Journal (the “Prime Rate”), plus 1.75% per annum, accruing daily and payable monthly. The outstanding principal balance under the Accommodation Loan shall bear interest at a rate per annum equal to the Prime Rate in effect from time to time, plus 12.75% per annum, accruing daily and payable monthly.    Notwithstanding any other provision in the Loan Agreement, interest on Loans shall be calculated on the higher of: (i) the actual average monthly balance of all Loans from the prior month, or (ii) $1,350,000.00. In addition the Company will be subject to certain monthly or annual fees on the Loans as set forth in the Loan Agreement.

The remaining portion of Credit Limit may be advanced to the Company upon written notice provided to the Lender during the period beginning from the Closing Date through the Maturity Date provided no default has occurred under the Loan Agreement. The Company may prepay any portion of the Accommodation Loan, in whole or in part, to Lender on or prior to the Maturity Date.

Initial borrowings under the Loan Agreement were subject to, among other things, the substantially concurrent repayment by the Company of all amounts due and owing under the Company’s credit facility, dated May 24, 2014, with Rosenthal & Rosenthal, Inc. and the satisfaction and termination of such borrowing and all liens thereunder (collectively, the “Rosenthal Loan”).  All amounts owed under the Rosenthal Loan, which was approximately an aggregate of $2,253,617, was satisfied and terminated by the Company on the Closing Date.

In addition, on the Closing Date, the Company entered into a subordination agreement with each of C.B. Brechin and Scott Rutherford, the Company’s chief executive officer and chief strategy officer, respectively, as well as with Investor pursuant to which each of the parties agreed to subordinate all present and future indebtedness held by each of them to the obligations of the Lender.

On the Closing Date, as part of the Loan Agreement and to secure the payment and performance of all of the obligations owed to Lender under the Loan Agreement when due, the Company granted to Lender a security interest in all right, title and interest to all assets of the Borrower, whether now owned or hereafter arising or acquired and wherever located.

The Loan Agreement contains customary affirmative and negative covenants for loan agreements of its type, including but not limited to, limiting the Company’s ability to pay dividends or make any distributions, incur additional indebtedness, grant additional liens, engage in any other lime of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties.  The Loan Agreement also contains certain financial covenants, including, but not limited to, a debt service coverage ratio.

The Loan Agreement includes customary events of default, including but not limited to, failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments the institution of any proceeding by a government agency or a change of control of the Company.

All borrowings under the Loan Agreement are due upon a default under the terms of the Loan Agreement. The Company’s obligations under the Loan Agreement are guaranteed by C.B. Brechin, the Company’s chief executive officer pursuant to the terms of a surety agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford for the three and six months ended June 30, 2016 and 2015 and the financial condition of Brekford at June 30, 2016. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2015 filed with its Annual Report on Form 10-K on March 24, 2016.

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following tables summarize and compare selected items from the statements of operations for the six months ended June 30, 2016 and the six months ended June 30, 2015.

	Six Months Ended June 30,		(Decrease) / Increase
	2016	2015	$	%
Net Revenues	$7,712,853	$8,809,592	$(1,096,739)	(12.50)%

Cost of Revenues	$6,043,038	$6,824,538	$(781,500)	(11.50)%

Gross Profit	$1,669,815	$1,985,054	$(315,239)	(15.80)%

Gross Profit Percentage of Revenue	21.60%	22.50%

Revenues

Revenues for the six months ended June 30, 2016 amounted to $7,712,853 as compared to revenues of $8,809,592 for the six months ended June 30, 2015, representing a decrease of $1,096,739 or 12.5%. ATSE services and vehicle services decreased by 16.3% and 13.2% respectively.

The ATSE decrease was primarily driven by reduced collections on our Saltillo, Mexico contract as well as reduced revenue for certain legacy Maryland contracts due to the changeover to a fixed fee invoicing model. Revenue for existing legacy Maryland contracts should remain flat through expiration of the contracts, barring any unforeseen changes in the number of cameras deployed. We added three new ATSE contracts during the first half of 2016, including Brice Ohio (speed), New Rochelle New York (red light), and Calvert County Maryland (speed); however, material revenue contributions are not expected to begin until the third quarter of 2016.

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

For the six months ended June 30, 2016, ATSE paid citations amounted to 73,514 from 64 cameras as compared to 78,334 from 53 cameras for the six months ended June 30, 2015, representing a decrease of 4,820 or 6%. The decrease is attributable to lower citation issuance rates for mature programs where speeding has been reduced, coupled with lower paid citation rates in Saltillo, Mexico as discussed previously.

Newly added contracts in New Rochelle, New York, Brice, Ohio, and Calvert County, Maryland are expected to begin providing a material contribution to paid citation rates beginning in the third quarter. On a combined basis, these contracts represent a potential of approximately 25 additional camera installations in 2016. Additionally, we are continuing to pursue contracts in the U.S. and Latin America, via pilot projects and/or RFP processes, with a current prospect pipeline in excess of 1,000 cameras. Some of these potential programs are in advanced stages of discussion; however, there is no assurance that these efforts will lead to contracts. The Company observes a policy not to comment on the specifics of any pre-contract discussions or pilot projects.

The vehicle services decrease was primarily driven by lower sales and installations of rugged IT products, offset by an increase in e-ticketing products. Agencies that made significant purchases during the six months ended June 30, 2015 generally operate on a three-year cycle in terms of equipment upgrades, and the Company had not identified a sufficient number of additional customers to make up the shortfall; however, this was mitigated somewhat by improved sales in the second quarter of 2016 as orders delayed by product supply in the first quarter were fulfilled. Our open sales order pipeline totaled approximately $2.2 million at June 30, 2016 and we have initiated procedures to expedite shipments and installations in the future. Additionally, we are working to broaden our customer base regionally and nationally in order to offset revenue reductions caused by the three-year upgrade cycle.

 Cost of Revenues

Cost of revenues for the six months ended June 30, 2016 amounted to $6,043,038 as compared to $6,824,538 for the six months ended June 30, 2015, a decrease of $781,500 or 11.5%. The change was primarily due to the lower sales volume and direct expenses for ATSE programs and lower sales and installations of rugged IT products.

 Gross Profit

Gross profit for the six months ended June 30, 2016 amounted to $1,669,815 as compared to $1,985,054 for the six months ended June 30, 2015, a decrease of $315,239 or 15.8%. The change was primarily due to the lower sales volume and direct expenses for ATSE programs and lower sales and installations of rugged IT products. Overall gross margin for the six months ended June 30, 2016 was 21.6% as compared to 22.5% for the six months ended June 30, 2015. ATSE gross margin for the six months ended June 30, 2016 was 65.0% as compared to 70.9% for the six months ended June 30, 2015. The reduction was due to a higher proportion of fixed direct program expenses in proportion to the reduced revenue. Vehicle services gross margin for the six months ended June 30, 2016 was 13.5% as compared to 13.0% for the six months ended June 30, 2015. The slight increase in gross margin was due to a higher concentration of e-ticketing and installation purchase orders for the six months ended June 30, 2016. For the full year 2016, the Company expects ATSE gross margin to approximate 65% and vehicle services gross margin to approximate 12%.

Expenses

	Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,004,528	$996,263	$8,265	0.8%
Selling, general and administrative expenses	786,666	866,986	(80,320)	(9.3)%
Total operating expenses	$1,791,194	$1,863,249	$(72,055)	(3.9)%

Salaries and Related Expenses

Salaries and related expenses for the six months ended June 30, 2016 amounted to $1,004,528 as compared to $996,263 for the six months ended June 30, 2015, an increase of $8,265 or 0.8%, as there was no significant difference in personnel head count or compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2016 amounted to $786,666 as compared to $866,986 for the six months ended June 30, 2015, a decrease of $80,320 or 9.3%. The decrease was primarily driven by lower ATSE program management and depreciation expenses.

Other Expenses, net

Total other expenses increased for the six months ended June 30, 2016 to $412,064 compared to $277,518 for the six months ended June 30, 2015.  The increased expenses were due primarily to a net increase in financing cost of $320,977 that includes non-cash interest expense related to the original issue discount of $19,336 and the debt discount amortization of $193,359, as well as the loss on extinguishment of debt of $161,395 resulting from the $150,000 conversion of debt to common stock during the period June 30, 2016 related to the Investor Note and Warrant.  The remainder of the increase was due to an increase in cash interest expense associated with balances on the Company’s revolving line of credit.

 Net (Loss) Income

Net loss for the six months ended June 30, 2016 amounted to $533,443 compared to a net loss of $155,713 for the six months ended June 30, 2015, an increase of $377,730. The increased loss was primarily due to lower rugged IT and ATSE sales, as well as other expenses consisting of non-cash financing costs associated with the Investor Note and Warrant.  Excluding other expenses consisting of both cash and non-cash interest expense, operating loss amounted to $121,379 for the six months ended June 30, 2016 as compared to income of $121,805 for the six months ended June 30, 2015.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following tables summarize and compare selected items from the statement of operations for the three months ended June 30, 2016 and the three months ended June 30, 2015.

	Three Months Ended June 30,		(Decrease) / Increase
	2016	2015	$	%
Net Revenues	$4,631,727	3,663,413	$968,314	26.4%

Cost of Revenues	3,574,167	2,603,951	970,216	37.3%

Gross Profit	$1,057,560	1,059,462	$(1,902)	(0.2)%

Gross Profit Percentage of Revenue	22.8%	28.92%

Revenues

Revenues for the three months ended June 30, 2016 amounted to $4,631,727 as compared to revenues of $3,663,413 for the three months ended June 30, 2015, representing an increase of $968,314 or 26.4%.  ATSE services decreased by 23.6% and vehicle services increased by 28.7%.

The ATSE decrease was primarily driven by reduced collections on our Saltillo, Mexico contract as well as reduced revenue for certain legacy Maryland contracts due to the changeover to a fixed fee invoicing model. Revenue for existing legacy Maryland contracts should remain flat through expiration of the contracts, barring any unforeseen changes in the number of cameras deployed. We do not expect material revenue contributions for added contracts in Brice Ohio (speed), New Rochelle New York (red light), and Calvert County Maryland (speed) until the third quarter of 2016.

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

For the three months ended June 30, 2016, ATSE paid citations amounted to 37,492 from 64 cameras as compared to 44,388 from 53 cameras for the three months ended June 30, 2015, representing a decrease of 6,896 or 16%. The decrease is attributable to lower citation issuance rates for mature programs where speeding has been reduced, coupled with lower paid citation rates in Saltillo, Mexico as discussed previously.

Newly added contracts in New Rochelle, New York, Brice, Ohio, and Calvert County, Maryland are expected to begin providing a material contribution to paid citation rates beginning in the third quarter. On a combined basis, these contracts represent a potential of approximately 25 additional camera installations in 2016. Additionally, we are continuing to pursue contracts in the U.S. and Latin America, via pilot projects and/or RFP processes, with a current prospect pipeline in excess of 1,000 cameras. Some of these potential programs are in advanced stages of discussion; however, there is no assurance that these efforts will lead to contracts. The Company observes a policy not to comment on the specifics of any pre-contract discussions or pilot projects.

The vehicle services increase was primarily driven by increased sales and installations of rugged IT and e-ticketing products. Orders delayed by product supply in the first quarter were fulfilled in the second quarter. Our open sales order pipeline totaled approximately $2.2 million at June 30, 2016 and we have initiated procedures to expedite shipments and installations in the future. Additionally, we are working to broaden our customer base regionally and nationally in order to offset revenue reductions caused by the three-year upgrade cycle.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2016 amounted to $3,574,167 as compared to $2,603,951 for the three months ended June 30, 2015, an increase of $970,216 or 37.3%. The change was primarily due to the increase in sales volume for rugged IT and e-ticketing products.

Gross Profit

Gross profit for the three months ended June 30, 2016 amounted to $1,057,560 as compared to $1,059,462 for the three months ended June 30, 2015, a decrease of $1,902 or 0.2%. Overall gross margin for the three months ended June 30, 2016 was 22.8% as compared to 28.9% for the three months ended June 30, 2015. ATSE gross margin for the three months ended June 30, 2016 was 60.0% as compared to 73.3% for the three months ended June 30, 2015. The reduction was due to a higher proportion of fixed direct program expenses in proportion to the reduced revenue. Vehicle services gross margin for the three months ended June 30, 2016 was 17.2% as compared to 16.7% for the three months ended June 30, 2015. The slight increase in gross margin was due to a higher concentration of e-ticketing and installation purchase orders for the three months ended June 30, 2016. For the full year 2016, the Company expects ATSE gross margin to approximate 65% and vehicle services gross margin to approximate 12%.

Expenses

	Three Months Ended June 30,		Increase / (Decrease)
	2016	2015	$	%
OPERATING EXPENSES
Salaries and related expenses	$524,668	$456,042	$68,626	15.1%
Selling, general and administrative expenses	375,327	405,601	(30,274)	(7.5)%
Total operating expenses	$899,995	$861,643	$38,352	4.5%

Salaries and Related Expenses

Salaries and related expenses for the three months ended June 30, 2016 amounted to $524,668 as compared to $456,042 for the three months ended June 30, 2015, an increase of $68,626 or 15.1%. The increase was primarily due to increased sales commissions and non-cash share-based compensation, with no material net change in personnel or base salary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 amounted to $375,327 as compared to $405,601 for the three months ended June 30, 2015, a decrease of $30,274 or 7.5%. The decrease was primarily driven by lower ATSE program management and depreciation expenses, offset by increased corporate administration expenses.

Other Expenses, net

Total other expenses decreased for the three months ended June 30, 2016 to $136,724 compared to $266,424 for the three months ended June 30, 2015.  The decrease in expenses was primarily due to a net change in the fair value of derivative liability of $71,148. The remainder of the expense included financing costs of $168,949 that includes non-cash interest expense related to the original issue discount of $7,728 and the debt discount amortization of $77,279, as well as the loss on extinguishment of debt of $38,923 resulting from the $50,000 conversion of debt to common stock during the three months ended June 30, 2016 related to the Investor Note and Warrant.  The remainder of the increase was due to an increase in cash interest expense associated with balances on the Company’s revolving line of credit.

Net Income (Loss)

Net income for the three months ended June 30, 2016 amounted to $20,841 compared to a net loss of $28,605 for the three months ended June 30, 2015, an increase of $49,446. The improvement to positive net income was primarily due to increased sales and installations of rugged IT and e-ticketing products, offset by decreased ATSE sales, as well as decreased depreciation and other expenses consisting of non-cash financing costs associated with the Investor Note and Warrant.  Excluding other expenses consisting of both cash and non-cash interest expense, operating income amounted to $157,565 for the three months ended June 30, 2016 as compared to operating income of $197,819 for the three months ended June 30, 2015.

Financial Condition, Liquidity and Capital Resources

At June 30, 2016, we had total current assets of $4,789,997 and total current liabilities of $4,453,552 resulting in a working capital surplus of $336,445. At June 30, 2016 inventory totaled $590,533 consisting primarily of raw materials related to our existing pipeline of committed customer sales orders.  In comparison, at December 31, 2015, we had total current assets of $5,344,344 and total current liabilities of $4,952,773, resulting in a working capital surplus of $391,571.

The Company’s accumulated deficit increased to $11,475,823 at June 30, 2016 from $10,942,380 at December 31, 2015, as a result of the net loss recorded for period ended June 30, 2016. Cash flows used in operations for the period ended June 30, 2016 were $709,981, compared to cash flows used in operations for the period ended June 30, 2015 of $342,158.

The Company relies on cash reserves, cash flows from operations and the Credit Facility (as defined below) to fund its operations. At June 30, 2016, the Company had $446,444 in unrestricted cash available, compared to $580,400 at December 31, 2015.  In addition, the Company has established a credit facility (the “Credit Facility”) with Rosenthal & Rosenthal (“Rosenthal”) consisting of $2,500,000 in revolving loans (the “Revolving Facility”) and a $500,000 non-revolving term loan (the “Term Loan”).  The amount of funds available under the Revolving Facility from time to time is subject to certain limits based on, among other things, the Company’s receivables and inventory.  At June 30, 2016, the Company had $2,147,843 in outstanding indebtedness under the Revolving Facility and $41,667 in outstanding indebtedness under the Term Loan.  As of June 30, 2016, we were out of compliance with the financial covenants contained in the Credit Facility as a result of the loss recorded for the period ended June 30, 2016. We did not request a waiver from Rosenthal due to the subsequent replacement and termination of the facility (see Note 15).

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

The Company intends to continue its efforts to expand sales of ATSE services, and such expansion may significantly increase the Company’s working capital needs. On March 17, 2015, the Company entered into a note and warrant purchase agreement providing for immediate funding of $650,000 through the issuance of the Investor Note (see Note 7 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report for additional detail). The primary use of proceeds was to fund startup costs for the initial phase of a project in Mexico providing turnkey ATSE services to the City of Saltillo, which began operations in the second quarter of 2015. Additionally, the Company entered contracts for three ATSE programs in Calvert County, Maryland, Brice, Ohio and New Rochelle, New York, which are expected to begin revenue generation in the 2nd quarter of 2016. Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months and funds available from the Revolving Facility will be sufficient to sustain the Company’s business initiatives through at least June 30, 2017. Management has taken certain measures to conserve the Company’s capital resources and maintain liquidity that it believes will permit the Company to meet its future capital requirements, but there can be no assurance that these measures will be successful or adequate.

On July 12, 2016 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Fundamental Funding LLC (the “Lender”).  The primary purpose of the new Loan Agreement is to pay off the prior loan, and provide additional working capital. The Loan Agreement provides for a multi-draw loan to the Company for (i) the Company’s accounts receivable, the lesser of (y) $2,500,000 or (z) 85% of the Company’s eligible accounts and (ii) the Company’s inventory advances, the lesser of (y) $500,000 or (z) 50% of the eligible inventory (the “Revolving Loans”). The maximum amount available to the Company under the Loan Agreement for the Revolving Loans shall be up to $3,500,000 (the “Credit Limit”). In addition, the Lender agreed to provide the Company with an accommodation loan in an amount not to exceed $500,000, which shall be repaid in thirty-six (36) equal monthly installments of principal and interest (the “Accommodation Loan” and together with the Revolving Loans, the “Loans”).   Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next twelve months including anticipated new customer contracts and funds available from the credit facility (see Note 14) will be sufficient to sustain the Company’s business initiatives through at least June 30, 2017, but there can be no assurance that these measures will be successful or adequate. In the event that the Company’s cash reserves, cash flow from operations and funds available under the Credit Facility (see Note 14) are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.

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

Net cash used in operating activities was $709,981 and $342,158 for the six months ended June 30, 2016 and 2015, respectively. Cash was used primarily to fund our operations and working capital needs, net of non-cash expenditures such as depreciation and amortization, share based compensation for services and financing related costs. During the six months ended June 30, 2016, the net loss of $533,443, offset by adjustments of non-cash expenditures, was the primary driver of the cash used in operating activities.

During the six months ended June 30, 2015, the net loss of $155,713 and increase in accounts receivable amounting to a net cash decrease of $921,011 were the primary drivers of the cash used, offset by an increase in other working capital assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $24,500 for the period ended June 30, 2016 and there was no cash used for the period ended June 30, 2015.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $600,500 for the six months ended June 30, 2016, compared to $40,627 for the six months ended June 30, 2015. In the six months ended June 30, 2016, the Company was advanced $740,095, net of repayments, under the Credit Facility related to outstanding customer invoices, compared to repayments of $233,559 for the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 discusses  those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the period ended June 30, 2016, and that no material changes therein have occurred.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act.  Based on this evaluation, because of the Company’s limited resources and limited number of employees as discussed below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2016.

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

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.  These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.  In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2016 included in this Quarterly Report were fairly stated in accordance with US GAAP.  Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not required to attestation by our registered public accounting firm under section 404(a) of the Sarbanes-Oxley Act.

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

Changes in Internal Controls

During the quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended June 30, 2016 that are material to the Company or its assets.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

Neither Brekford Corp. nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the quarter ended June 30, 2016.

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

Brekford Corp.

Date: August 15, 2016	By:	/s/ C.B. Brechin
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