Form 10-Q
period 2016-09-30
Brekford Corp.
filed 2016-11-14
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑·QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or
☐·TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The issuer had 49,311,264 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding as of November 14, 2016.

Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
 Brekford Corp.
Condensed Consolidated Balance Sheets (unaudited)
	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$593,806	$580,400
Accounts receivable, net of allowance of $0 at September 30, 2016 and December 31, 2015	1,677,923	3,781,263
Unbilled receivables	762,718	304,470
Prepaid expenses	38,133	71,740
Inventory	472,000	606,471
Total current assets	3,544,580	5,344,344
Property and equipment, net	269,104	223,347
Other non-current assets	81,402	179,208
TOTAL ASSETS	$3,895,086	$5,746,899
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,741,872	$2,979,131
Accrued payroll and related expenses	74,773	98,000
Line of credit, net of fees	836,813	1,402,380
Term loan – current portion, net of fees	166,667	166,667
Deferred revenue	72,080	95,233
Customer deposits	31,863	36,070
Obligations under other notes payable – current portion	24,392	29,277
Derivative liability	18,228	99,036
Other liabilities	46,179	46,979
Total current liabilities	3,012,867	4,952,773

LONG - TERM LIABILITIES
Notes payable – stockholders	500,000	500,000
Other notes payable - net of current portion, net of fees	4,409	21,660
Deferred rent, net of current portion	43,937	44,923
Term notes payable, net of current portion	333,358
Convertible promissory notes, net of debt discounts and issuance costs of $90,207 and $418,731 at September 30, 2016 and December 31, 2015 , respectively	249,794	221,269
Total long-term liabilities	1,131,498	787,852
TOTAL LIABILITIES	4,144,365	5,740,625

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 49,177,264 and 45,151,254 issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	4,918	4,515
Additional paid-in capital	11,498,570	10,951,491
Treasury Stock, at cost 10,600 shares at September 30, 2016 and December 31, 2015 respectively	(5,890)	(5,890)
Accumulated deficit	(11,746,378)	(10,942,380)
Other comprehensive loss	(499)	(1,462)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(249,279)	6,274
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,895,086	$5,746,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations and Comprehensive loss (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

NET REVENUE	$3,035,153	5,776,862	10,748,006	14,586,453
COST OF REVENUE	2,158,181	4,887,299	8,201,217	11,711,852
GROSS PROFIT	876,972	889,563	2,546,789	2,874,601

OPERATING EXPENSES
Salaries and related expenses	484,783	485,740	1,489,311	1,482,003
Selling, general and administrative expenses	335,666	397,473	1,122,333	1,264,458
TOTAL OPERATING EXPENSES	820,449	883,213	2,611,644	2,746,461
INCOME (LOSS) FROM OPERATIONS	56,523	6,350	(64,855)	128,140
OTHER (EXPENSE) INCOME
Interest expense	(207,062)	(194,061)	(528,039)	(487,287)
Change in fair value of derivative liability	10,500	(54,936)	80,808	(39,228)
Loss on extinguishment of debt	(130,517)	—	(291,912)	—
TOTAL OTHER (EXPENSE) INCOME	(327,079)	(248,997)	(739,143)	(526,515)
NET LOSS	$(270,556)	(242,647)	(803,998)	(398,375)
OTHER COMPREHENSIVE LOSS – foreign currency translation	(499)	(4,383)	(499)	(4,383)
COMPREHENSIVE LOSS	(271,055)	(247,030)	(804,497)	(402,758)
LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	(0.01)	(0.02)	(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	48,360,299	44,632,569	46,710,189	44,630,151
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	48,360,299	44,632,569	46,710,189	44,630,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (803,998)	(398,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94,817	150,627
Share based compensation	50,590	52,890
Deferred rent	(986)	44,131
Amortization of debt discount	191,874	257,505
Amortization of finance cost	39,106	35,924
Change in fair value of warrant liability	(80,808)	39,228
Loss on extinguishment of debt	291,912	—
Changes in operating assets and liabilities:
Accounts receivable	2,103,340	(2,133,049)
Unbilled receivables	(458,248)	(291,921)
Prepaid expenses and other non-current assets	131,413	3,489
Inventory	134,471	(488,886)
Customer deposits	(4,207)	(511)
Accounts payable and accrued expenses	(1,215,316)	874,399
Accrued payroll and related expenses	(23,227)	57,962
Deferred revenue	(23,153)	(173,451)
Other liabilities	(800)	(1,300)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	426,780	(1,971,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(140,574	—
NET CASH USED IN INVESTING ACTIVITIES	(140,574)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(584,960)	1,441,126
Principal payments on capital lease obligations	—	(140,209)
Payments on other notes payable	(22,136)	(18,813)
Borrowings on term notes	500,000	650,000
Payments on term notes	(166,667)	(187,500)
Deferred financing cost	—	(85,444)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(273,763)	1,659,160
Effect of foreign currency translation	963	(4,383)
NET CHANGE IN CASH	13,406	(316,471)
CASH – Beginning of period	580,400	1,112,881
CASH – End of period	$593,806	796,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$215,557	181,382
Cash paid for income taxes	800	1,300
SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Conversion of notes payable in exchange for common stock	$300,000	—
Discount on convertible debt	$7,104	41,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015

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

NOTE 2 – LIQUIDITY

For the nine months ended September 30, 2016, the Company incurred a net loss of $803,998 and provided $426,780 of cash for operations. Additionally, at September 30, 2016 the Company had cash available of $593,806, a working capital surplus of $531,713 and availability under the established credit facility (see Note 4) of $2,163,187.

On July 12, 2016 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Fundamental Funding LLC (the “Lender”).  The primary purpose of the new Loan Agreement is to pay off the prior loan with the lender, and provide additional working capital. The Loan Agreement provides for a multi-draw loan to the Company for (i) the Company’s accounts receivable, the lesser of (y) $2,500,000 or (z) 85% of the Company’s eligible accounts and (ii) the Company’s inventory advances, the lesser of (y) $500,000 or (z) 50% of the eligible inventory (the “Revolving Loans”). The maximum amount available to the Company under the Loan Agreement for the Revolving Loans is $3,500,000 (the “Credit Limit”). In addition, the Lender agreed to provide the Company with an accommodation loan in an amount not to exceed $500,000, which shall be repaid in thirty-six (36) equal monthly installments of principal and interest (the “Accommodation Loan” and together with the Revolving Loans, the “Loans”).   Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next twelve months including anticipated new customer contracts and funds available from the credit facility (see Note 14) will be sufficient to sustain the Company’s business initiatives through at least September 30, 2017, but there can be no assurance that these measures will be successful or adequate. In the event that the Company’s cash reserves, cash flow from operations and funds available under the Credit Facility (see Note 14) are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.

There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of sustained profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.

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

The Company provides its customers with a warranty against defects in the installation of its vehicle upfitting solutions for one year from the date of installation.  Warranty claims were insignificant for the three months and nine months ended September 30, 2016 and September 30, 2015.  The Company also performs warranty repair services on behalf of the manufacturers of the equipment it sells. The Company also offers separately priced extended warranty and product maintenance contracts to its customers on the equipment sold by the Company. Revenues from extended warranty services are apportioned over the period of the extended warranty service contracts and the warranty costs are expensed as incurred. Revenue from extended warranties amounted to $25,054 and $86,594 for the three and nine months ended September 30, 2016, respectively, compared to $39,166 and $211,100 respectively, for the same periods in 2015.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. As of September 30, 2016, 10,600 shares of our common stock were held in treasury at an aggregate cost of $5,890.

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

Recent Accounting Pronouncements

In May 2014 the FASB issued ASU 2014-09, Revenue from contracts with Customers (Topic 606) (May 2014). The topic of Revenue Recognition had become broad with several other regulatory agencies issuing standards, which lacked cohesion. The new guidance established a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 31, 2016. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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

NOTE 4 – LINE OF CREDIT AND OTHER NOTES PAYABLE

On July 12, 2016 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Fundamental Funding LLC (the “Lender”).  The Loan Agreement provides for a multi-draw loan to the Company for (i) the Company’s accounts receivable, the lesser of (y) $2,500,000 or (z) 85% of the Company’s eligible accounts and (ii) the Company’s inventory advances, the lesser of (y) $500,000 or (z) 50% of the eligible inventory (the “Revolving Loans”). The maximum amount available to the Company under the Loan Agreement for the Revolving Loans is $3,500,000 (the “Credit Limit”). In addition, the Lender agreed to provide the Company with an accommodation loan in an amount not to exceed $500,000, which shall be repaid in thirty-six (36) equal monthly installments of principal and interest (the “Accommodation Loan” and together with the Revolving Loans, the “Loans”).

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

The outstanding principal balance under the Note for the Revolving Loans shall bear interest at a rate per annum equal to the “prime rate” published from time to time in the Wall Street Journal (the “Prime Rate”), plus 1.75% per annum, accruing daily and payable monthly. The outstanding principal balance under the Accommodation Loan shall bear interest at a rate per annum equal to the Prime Rate in effect from time to time, plus 12.75% per annum, accruing daily and payable monthly.    Notwithstanding any other provision in the Loan Agreement, interest on Loans shall be calculated on the higher of: (i) the actual average monthly balance of all Loans from the prior month, or (ii) $1,350,000. In addition the Company will be subject to certain monthly or annual fees on the Loans as set forth in the Loan Agreement.

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

In addition, on the Closing Date, the Company entered into a subordination agreement with each of C.B. Brechin and Scott Rutherford, the Company’s chief executive officer and chief strategy officer, respectively, as well as with the Investor described in Note 6 pursuant to which each of the parties agreed to subordinate all present and future indebtedness held by each of them to the obligations of the Lender.

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

At September 30, 2016, the Company had $836,813 in outstanding indebtedness under the Revolving Facility and $500,000 in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $2,163,187 under the Revolving Facility. As of September 30, 2016, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the loss recorded for the nine months ended September 30, 2016. We reported this non-compliance to Fundamental, and requested a waiver for the nine months ended September 30, 2016.

The Company financed certain vehicles and equipment under finance agreements. The agreements mature at various dates through December 2017. The agreements require various monthly payments of principal and interest until maturity. At September 30, 2016 and December 31, 2015, financed assets of $26,539 and $47,732, respectively, net of accumulated amortization of $115,377 and $98,184, respectively, were included in property and equipment on the balance sheets. The weighted average interest rate was 3.75% at September 30, 2016 and December 31, 2015.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – STOCKHOLDERS

Brekford financed the repurchase of shares of its common stock and warrants from the proceeds of convertible promissory notes that were issued by Brekford on November 9, 2009 in favor of a lender group that included two of its directors, Messrs. C.B. Brechin and Scott Rutherford, in the principal amounts of $250,000 each (each, a “Promissory Note” and together, the “Promissory Notes”). Each Promissory Note bears interest at the rate of 12% per annum and at the time of issuance was to be convertible into shares of Brekford common stock, at the option of the holder, at an original conversion price of $.07 per share. At the time of issuance, Brekford agreed to pay the unpaid principal balance of the Promissory Notes and all accrued but unpaid interest on the date that was the earlier of (i) two years from the issuance date or (ii) 10 business days after the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

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

On November 4, 2016, the maturity dates of the Promissory Notes were extended to the earlier of (i) November 9, 2017 or (ii) 10 business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000. Mr. Brechin and Mr. Rutherford have indicated that they will not exercise their right of repayment prior to September 30, 2017.

The Company anticipates the maturity date of the Promissory Notes will continue to be extended for the foreseeable future; thus, they are classified as long-term liabilities. As of September 30, 2016 and December 31, 2015, the amounts outstanding under the Promissory Notes totaled $500,000.

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

On July 1, 2016 the Investor converted $50,000 of principal and $3,880 of accrued interest due under the Investor Note into 699,733 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $40,875.

On July 27, 2016 the Investor converted $50,000 of principal and $4,093 of accrued interest due under the Investor Note into 758,670 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $45,024.

On August 31, 2016 the Investor converted $50,000 of principal and $4,381 of accrued interest due under the Investor Note into 776,869 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $44,618.

The following table provides information relating to the Investor Note at September 30, 2016:

	September 30, 2016	December 31, 2015
Convertible promissory note payable	$340,000	$640,000
Original issuance discount, net of amortization of the $57,896 and $29,820 as of September 30, 2016 and December 31, 2015	(7,104)	(35,180)
Beneficial conversion feature, net of amortization of $496,948 and $255,960 as of September 30, 2016 and December 31, 2015	(60,973)	(301,960)
Warrant feature, net of amortization of the $82,015 and $42,243 as of September 30, 2016 and December 31, 2015	(10,063)	(49,835)
Original issuance cost, net of amortization of $40,433 and $20,744 as of September 30, 2016 and December 31, 2015	(12,066)	(31,756)
Convertible promissory note payable, net	$249,794	$221,269

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

Accordingly, a portion of the proceeds was allocated to the Warrant based on its relative fair value, which totaled $92,079 using the Black Scholes option-pricing model. Further, the Company attributed a beneficial conversion feature of $557,921 to the shares of Common Stock issuable under the Investor Note based upon the difference between the effective Conversion Price and the closing price of the Common Stock on the date on which the Investor Note was issued. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.56%, (iv) expected life of five years, and (v) estimated fair value of the Common Stock of $0.26 per share. The expected term of the Warrant represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms. The Company recorded amortization of the beneficial conversion feature and warrant feature of the Investor Note in other expense in the amount of $240,988 and $39,773 during the nine months ended September 30, 2016 and $255,960 and $42,243, during the year ended December 31, 2015 which also includes the unamortized beneficial conversion feature and warrant feature attributable to the $375,000 principal converted to equity.

The Company recorded an original issue discount of $65,000 to be amortized over the term of the Agreement as interest expense. The Company recognized $28,076 and $29,820 of interest expense as a result of the amortization during the nine months ended September 30, 2016 and the year ended December 31, 2015 respectively, which also includes the unamortized original issue discount attributable to the $375,000 principal converted to equity.

NOTE 7 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, in conjunction with the issuance of the Investor Note (see Note 6), the Company issued the Warrant, which permits the Investor to purchase 840,000 shares of Common Stock, including 60,000 related to the financing costs, with an exercise price of $0.50 per share and a life of five years.

The Exercise Price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $0.50 a share. The Company accounted for the conversion option of the Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Warrant has been measured at fair value at March 17, 2015 and September 30, 2016 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 81.67% -80.50%; (iii) weighted average risk-free interest rate of 1.14% - 1.56% (iv) expected life of five years; and (v) estimated fair value of the Common Stock of $0.10-$0.26 per share.

At September 30, 2016, the outstanding fair value of the derivative liability was $18,228.

NOTE 8 – LEASES

Capital Leases

At September 30, 2016 and December 31, 2015, no capital lease was included in property and equipment on the consolidated balance sheets.

Operating Leases

The Company rents office space under separate non-cancelable operating leases. Rent expense under our main headquarters lease, expiring on April 30, 2020 amounted to $128,432 and $126,486 for the nine months ended September 30, 2016 and 2015, respectively.

The Company also leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating lease expiring on June 30, 2017. Rent expense under this lease amounted to $36,900 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several contracts with government agencies, of which net revenue from one major customer during the nine months ended September 30, 2016 represented 14% of the total net revenue for the period. Accounts receivable due from three customers at September 30, 2016 amounted to 43% of total accounts receivable.

For the period ended September 30, 2015, the Company has several contracts with government agencies, of which net revenue from one major customer represented 23% of the total net revenue for the period. Accounts receivable due from three customers at September 30, 2015 amounted to 60% of total accounts receivable.

Accounts receivable due from these customers at December 31, 2015 amounted to 53% of total accounts receivable at that date.

Major Vendors

The Company purchased substantially all hardware products that it resold during the periods presented from two major distributors. Revenues from hardware products amounted to 51% and 47% of total revenues for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, accounts payable due to these distributors amounted to 62% and 43% of total accounts payable, respectively.

Accounts payable due to these distributors at December 31, 2015, amounted to 72% of total accounts payable at that date.

NOTE 10 - STOCKHOLDERS’ EQUITY

Warrants

The assumptions used to value warrant grants during the nine months ended September 30, 2016, which consisted solely of the Warrant, were as follows:

Nine months ended September 30, 2016
Expected life (in years)	5.00
Volatility	81.67%
Risk free interest rate	1.14%
Expected Dividend Rate	0

Summary of the warrant activity for the nine months ended September 30, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	840,000	$0.50	4.21	$0.00
Granted	—	—	—	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—	—
Outstanding at September 30, 2016	840,000	0.50	3.46	0.00
Exercisable at September 30, 2016	840,000	0.50	3.46	0.00

The weighted average remaining contractual life of warrants outstanding as of September 30, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	840,000	840,000	3.46

Total	840,000	840,000	3.46

NOTE 11 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”).

Stock Options

Option grants during the nine months ended September 30, 2016 were primarily made to non-employee directors who elected to receive options for their Board service. The options had a grant date fair value of $0.07 per share and will vest and become exercisable with respect to option shares over a three year period commencing from the date of grant at a rate of 33.33% per year. The Company recorded $3,515 and $10,988 and $4,360 and $8,100 in stock option compensation expense for the three and nine months ended September 30, 2016 and 2015, respectively, related to the stock option grants.

Summary of the option activity for nine months ended September 30, 2016 is as follows:

	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	400,000	$0.20	3.25	$0.00
Granted	225,000	0.12	3.50	0.00
Forfeited or expired	75,000	0.22	2.00	0.00
Exercised	—	—	—	—
Outstanding at September 30, 2016	550,000	0.20	3.25	0.00
Exercisable at September 30, 2016	225,000	—	—	0.00
Vested and expected to vest	325,000	0.20	3.25	0.00

The unrecognized compensation cost for unvested stock option awards outstanding at September 30, 2016 was approximately $24,547 to be recognized over approximately 3.25 years.

Restricted Stock Grants

During the nine months ended September 30, 2016, the Company granted an aggregate of 198,000 shares of Common Stock to key employees in consideration of services rendered and part of employment agreement. The weighted average value of the shares amounted to $0.20 per share based upon the closing price of shares of Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $0 and $39,600 in share-based compensation expense for the three and nine months ended September 30, 2016 related to stock grants. For the three and nine months ended September 30, 2015, the Company recorded $0 and $44,880 in share-based compensation expense related to stock grants.

NOTE 12 – INVENTORY

As of September 30, 2016 and December 31, 2015, inventory consisted of the following:

	September 30, 2016	December 31, 2015
Raw Materials	$472,000	$573,769
Work in Process	—	32,702
Total Inventory	$472,000	$606,471

NOTE 13 –LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Basic net income (loss) per share :
Net income (loss)	$(270,556)	$(242,647)	$(803,998)	$(398,375)
Weighted average common shares outstanding	48,360,299	44,632,569	46,710,189	44,630,151
Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Diluted net income (loss) per share :
Net income (loss)	$(270,556)	$(242,647)	$(803,998)	$(398,375)
Weighted average common shares outstanding	48,360,299	44,632,569	46,710,189	44,630,151
Potential dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	48,360,299	44,632,569	46,710,189	44,630,151
Diluted earnings per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Common stock equivalents excluded due to anti-dilutive effect	6,961,429	9,067,311	6,961,429	9,067,311

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate their fair values because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liability	18,228	—	—	18,228
Total liabilities measured at fair value	$18,228	$—	$—	$18,228

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2015	$99,036
Fair value of derivative liabilities issued	—
Gain on change in derivative liability	(80,808)
Ending balance as of September 30, 2016	$18,228

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford for the three and nine months ended September 30, 2016 and 2015 and the financial condition of Brekford at September 30, 2016. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2015 filed with its Annual Report on Form 10-K on March 24, 2016.

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

We develop integrated, interoperable, feature-rich mobile systems that enable first responders, such as police, fire and EMS, to obtain and exchange information in real time. The rapid dissemination of real time information is critical to determine and assure timely and precise resource allocation by public sector decision makers. As a premiere Panasonic Toughbook® partner, we augment these rugged laptops by designing and manufacturing vehicle mounting systems and docking stations for in-vehicle communications equipment. With rugged laptop computers, tablets and hand-held devices, GPS terminals, two-way radios, and full console systems, we provide ergonomically sound mounting products with full port replication.

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

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The following tables summarize and compare selected items from the statements of operations for the nine months ended September 30, 2016 and the nine months ended September 30, 2015.

	Nine Months Ended September 30,		(Decrease) / Increase
	2016	2015	$	%
Net Revenues	$10,748,006	14,586,453	(3,838,447)	(26.3) %

Cost of Revenues	8,201,217	11,711,852	(3,510,635)	(30.0) %

Gross Profit	$2,546,789	2,874,601	(327,812)	(11.4) %

Gross Profit Percentage of Revenue	23.7%	19.7%

Revenues

Revenues for the nine months ended September 30, 2016 amounted to $10,748,006 as compared to revenues of $14,586,453 for the nine months ended September 30, 2015, representing a decrease of $3,838,447 or 26.3%. ATSE services and vehicle services decreased by 12.9% and 28.7% respectively.

The ATSE decrease was primarily driven by reduced collections on our Saltillo, Mexico contract as well as reduced revenue for certain legacy Maryland contracts due to the changeover to a fixed fee invoicing model. Revenue for existing legacy Maryland contracts should remain flat through expiration of the contracts, barring any unforeseen changes in the number of cameras deployed. We have started to see revenue contributions from our three new ATSE contracts (Brice, OH, New Rochelle, NY, and Calvert County, MD), as all have completed warning phases and are in full enforcement. Projected camera deployments from these three contracts is projected to more than double in the first quarter of 2017, with commitments to add 16 more units to the existing 11.

We have also continued to experience challenges that are outside the Company’s control with respect to collection rates for our Saltillo, Mexico program. Due to extended delays with implementation of enforcement procedures and other concerns regarding uncollected fine amounts, the Company elected to terminate its exclusive distribution agreement with Grupo Canviso Tech. We have subsequently initiated discussions directly with the City of Saltillo in order to establish a direct contract to support operations through the original term of the program, which is expected to run through December 31, 2017. We chose to take this approach for the purpose of ensuring future revenue and profit streams that are beneficial to the Company. The Company anticipates that a new agreement will be signed in the fourth quarter of 2016; however, we are not able to predict when, or if, collection efforts on prior unpaid fines will be successful until we are able to implement new procedures within the new agreement structure.

Newly added contracts in New Rochelle, New York, Brice, Ohio, and Calvert County, Maryland have begun to provide a material contribution to paid citation rates as of this quarter. As stated previously, we anticipate adding 16 additional cameras specific to these contracts between now and the end of the first quarter of 2017. Additionally, we are continuing to pursue contracts in the U.S. and Latin America, via pilot projects and/or RFP processes, with a current prospect pipeline in excess of 1,000 cameras. Some of these potential programs are in advanced stages of discussion; however, there is no assurance that these efforts will lead to contracts. The Company observes a policy not to comment on the specifics of any pre-contract discussions or pilot projects.

The vehicle services decrease was primarily driven by decreased sales and installations of rugged IT products, as certain large scale orders from this period in 2015 were not repeated in 2016. Our open sales order pipeline totaled approximately $1.5 million at September 30, 2016 and we have initiated procedures to expedite shipments and installations in the future. Additionally, we are working to broaden our customer base regionally and nationally in order to offset revenue reductions caused by the three-year upgrade cycle.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2016 amounted to $8,201,217 as compared to $11,711,852 for the nine months ended September 30, 2015, a decrease of $3,510,635 or 30.0%. The change was primarily due to the lower sales volume and direct expenses for ATSE programs and lower sales and installations of rugged IT products.

Gross Profit

Gross profit for the nine months ended September 30, 2016 amounted to $2,546,789 as compared to $2,874,601 for the nine months ended September 30, 2015, a decrease of $327,812 or 11.4%. The change was primarily due to the lower sales volume and direct expenses for ATSE programs and lower sales and installations of rugged IT products. Overall gross margin for the nine months ended September 30, 2016 was 23.7% as compared to 19.7% for the nine months ended September 30, 2015. ATSE gross margin for the nine months ended September 30, 2016 was 67.8% as compared to 68.7% for the nine months ended September 30, 2015. Vehicle services gross margin for the nine months ended September 30, 2016 was 14.3% as compared to 11.1% for the nine months ended September 30, 2015. The increase in gross margin was due to a higher concentration of e-ticketing and installation purchase orders for the nine months ended September 30, 2016.

Expenses

	Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,489,311	1,482,003	7,308	0.5%
Selling, general and administrative expenses	1,122,333	1,264,458	(142,125)	(11.2) %
Total operating expenses	$2,611,644	2,746,461	(134,817)	(4.9) %

Salaries and Related Expenses

Salaries and related expenses for the nine months ended September 30, 2016 amounted to $1,489,311as compared to $1,482,003 for the nine months ended September 30, 2015, an increase of $7,308 or 0.5%, as there was no significant difference in personnel head count or compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2016 amounted to $1,122,333 as compared to $1,264,458 for the nine months ended September 30, 2015, a decrease of $142,125 or 11.2%. The decrease was primarily driven by lower ATSE program management and depreciation expenses.

Other Expenses, net

Total other expenses increased for the nine months ended September 30, 2016 to $739,143 compared to $526,515 for the nine months ended September 30, 2015.  The increased expenses were due to primarily to a net increase in financing cost of $528,039 that includes non-cash interest expense related to the original issue discount of $28,076 and the debt discount amortization of $280,761, as well as the loss on extinguishment of debt of $291,912 resulting from the $300,000 conversion of debt to Common Stock during the period September 30, 2016 related to the Investor Note and Warrant.  The remainder of the increase was due to cash interest expense associated with balances on the Company’s revolving line of credit.

Net (Loss) Income

Net loss for the nine months ended September 30, 2016 amounted to $803,998 compared to a net loss of $398,375 for the nine months ended September 30, 2015, an increase of $405,623. The increased loss was primarily due to lower sales and gross profits from rugged IT and ATSE services, as well as other expenses consisting of non-cash financing costs associated with the Investor Note and Warrant.  Excluding other expenses consisting of both cash and non-cash interest expense, operating loss amounted to $64,855 for the nine months ended September 30, 2016 as compared to income of $128,140 for the nine months ended September 30, 2015.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following tables summarize and compare selected items from the statement of operations for the three months ended September 30, 2016 and the three months ended September 30, 2015.

	Three Months Ended September 30,		(Decrease) / Increase
	2016	2015	$	%
Net Revenues	$3,035,153	5,776,862	(2,741,709)	(47.5) %

Cost of Revenues	2,158,181	4,887,299	(2,729,118)	(55.8) %

Gross Profit	$876,972	889,563	(12,591)	(1.4) %

Gross Profit Percentage of Revenue	28.9%	15.4%

Revenues

Revenues for the three months ended September 30, 2016 amounted to $3,035,153 as compared to revenues of $5,776,862 for the three months ended September 30, 2015, representing a decrease of $2,741,709 or 47.5%. ATSE services decreased by 5.8% and vehicle services decreased by 53.4%.

The ATSE decrease was primarily driven by reduced collections on our Saltillo, Mexico contract as well as reduced revenue for certain legacy Maryland contracts due to the changeover to a fixed fee invoicing model, offset by collections from the initial startup of contracts in Brice Ohio, New Rochelle New York, and Calvert County Maryland. Revenue for existing legacy Maryland contracts should remain flat through expiration of the contracts, barring any unforeseen changes in the number of cameras deployed. We have started to see revenue contributions from our three new ATSE contracts (Brice OH, New Rochelle NY, and Calvert County MD), as all have completed warning phases and are in full enforcement. Projected camera deployments from these three contracts is projected to more than double in the first quarter of 2017, with commitments to add 16 more units to the existing 11.

We have also continued to experience challenges that are outside the Company’s control with respect to collection rates for our Saltillo, Mexico program. Due to extended delays with implementation of enforcement procedures and other concerns regarding uncollected fine amounts, the Company elected to terminate its exclusive distribution agreement with Grupo Canviso Tech. We have subsequently initiated discussions directly with the City of Saltillo in order to establish a direct contract to support operations through the original term of the program, which is expected to run through December 31, 2017. We chose to take this approach for the purpose of ensuring future revenue and profit streams that are beneficial to the Company. The Company anticipates that a new agreement will be signed in the fourth quarter of 2016; however, we are not able to predict when, or if, collection efforts on prior unpaid fines will be successful until we are able to implement new procedures within the new agreement structure.

Newly added contracts in New Rochelle, New York, Brice, Ohio, and Calvert County, Maryland have begun to provide a material contribution to paid citation rates as of this quarter. As stated previously, we anticipate adding 16 additional cameras specific to these contracts between now and the end of the first quarter of 2017. Additionally, we are continuing to pursue contracts in the U.S. and Latin America, via pilot projects and/or RFP processes, with a current prospect pipeline in excess of 1,000 cameras. Some of these potential programs are in advanced stages of discussion; however, there is no assurance that these efforts will lead to contracts. The Company observes a policy not to comment on the specifics of any pre-contract discussions or pilot projects.

The vehicle services decrease was primarily driven by decreased sales and installations of rugged IT products, as certain large scale orders from this period in 2015 were not repeated in 2016 Our open sales order pipeline totaled approximately $1.5 million at September 30, 2016 and we have initiated procedures to expedite shipments and installations in the future. Additionally, we are working to broaden our customer base regionally and nationally in order to offset revenue reductions caused by the three-year upgrade cycle.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2016 amounted to $2,158,181 as compared to $4,887,299 for the three months ended September 30, 2015, a decrease of $2,729,118 or 55.8%. The change was primarily due to the decrease in sales volume for rugged IT products.

Gross Profit

Gross profit for the three months ended September 30, 2016 amounted to $876,972 as compared to $889,563 for the three months ended September 30, 2015, a decrease of $12,591 or 1.4%. Overall gross margin for the three months ended September 30, 2016 was 22.9% as compared to 15.4% for the three months ended September 30, 2015. ATSE gross margin for the three months ended September 30, 2016 was 72.7% as compared to 64.5% for the three months ended September 30, 2015. The increase was due to a reduction in fixed direct program expenses. Vehicle services gross margin for the three months ended September 30, 2016 was 16.4% as compared to 8.5% for the three months ended September 30, 2015. The increase in gross margin was due to a higher concentration of e-ticketing and installation purchase orders for the three months ended September 30, 2016 compared to a higher concentration of lower margin rugged IT orders for the three months ended September 30, 2015.

Expenses

	Three Months Ended September 30,		Increase / (Decrease)
	2016	2015	$	%
OPERATING EXPENSES
Salaries and related expenses	$484,783	485,740	(957)	(0.2) %
Selling, general and administrative expenses	335,666	397,473	(61,887)	(15.5) %
Total operating expenses	$820,449	883,213	(62,764)	(7.1) %

Salaries and Related Expenses

Salaries and related expenses for the three months ended September 30, 2016 amounted to $484,783 as compared to $485,740 for the three months ended September 30, 2015, a decrease of $957 or 0.2%, as there was no significant difference in personnel head count or compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 amounted to $335,666 as compared to $397,473 for the three months ended September 30, 2015, a decrease of $61,887 or 15.5%. The decrease was primarily driven by lower ATSE program management and depreciation expenses.

Other Expenses, net

Total other expenses decreased for the three months ended September 30, 2016 to $327,079 compared to $248,997 for the three months ended September 30, 2015.  The increase in expenses was primarily due to conversion of debt to common stock during the three months ended September 30, 2016 related to the Investor Note and Warrant. The remainder of the expense included financing costs of $207,062 that includes non-cash interest expense related to the original issue discount of $8,740 and the debt discount amortization of $87,402, as well as the loss on extinguishment of debt of $130,517 resulting from the $150,000 conversion of debt to common stock during the three months ended September 30, 2016 related to the Investor Note and Warrant.  The remainder of the increase was due to an increase in cash interest expense associated with balances on the Company’s revolving line of credit.

Net (Loss) Income

Net loss for the three months ended September 30, 2016 amounted to $270,556 compared to a net loss of $242,647 for the three months ended September 30, 2015, an increase of $27,909.  The increased loss was primarily due to other expenses consisting of non-cash financing costs associated with the Investor Note and Warrant.  Excluding other expenses consisting of both cash and non-cash interest expense, operating income amounted to $56,523 for the three months ended September 30, 2016 as compared to income of $6,350 for the three months ended September 30, 2015.

Financial Condition, Liquidity and Capital Resources

At September 30, 2016, we had total current assets of $3,544,580 and total current liabilities of $3,012,867 resulting in a working capital surplus of $531,713. At September 30, 2016 inventory totaled $472,800 consisting primarily of raw materials related to our existing pipeline of committed customer sales orders.  In comparison, at December 31, 2015, we had total current assets of $5,344,344 and total current liabilities of $4,952,773, resulting in a working capital surplus of $391,571.

The Company’s accumulated deficit increased to $11,746,378 at September 30, 2016 from $10,942,380 at December 31, 2015, as a result of the net loss recorded for the period ended September 30, 2016. Cash flows provided by operations for the period ended September 30, 2016 were $426,780, compared to cash flows used in operations for the period ended September 30, 2015 of $1,971,248.

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

The Company intends to continue its efforts to expand sales of ATSE services, and such expansion may significantly increase the Company’s working capital needs. On March 17, 2015, the Company entered into a note and warrant purchase agreement providing for immediate funding of $650,000 through the issuance of the Investor Note (see Note 6 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report for additional detail). The primary use of proceeds was to fund startup costs for the initial phase of a project in Mexico providing turnkey ATSE services to the City of Saltillo, which began operations in the second quarter of 2015. Additionally, the Company entered contracts for three ATSE programs in Calvert County, Maryland, Brice, Ohio and New Rochelle, New York, which started generating revenue in the 3rd quarter of 2016.

On July 12, 2016 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Fundamental Funding LLC (the “Lender”).  The primary purpose of the new Loan Agreement is to pay off the prior loan, and provide additional working capital. The Loan Agreement provides for a multi-draw loan to the Company for (i) the Company’s accounts receivable, the lesser of (y) $2,500,000 or (z) 85% of the Company’s eligible accounts and (ii) the Company’s inventory advances, the lesser of (y) $500,000 or (z) 50% of the eligible inventory (the “Revolving Loans”). The maximum amount available to the Company under the Loan Agreement for the Revolving Loans is $3,500,000 (the “Credit Limit”). In addition, the Lender agreed to provide the Company with an accommodation loan in an amount not to exceed $500,000, which shall be repaid in thirty-six (36) equal monthly installments of principal and interest (the “Accommodation Loan” and together with the Revolving Loans, the “Loans”).   Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next twelve months including anticipated new customer contracts and funds available from the credit facility (see Note 14) will be sufficient to sustain the Company’s business initiatives through at least September 30, 2017, but there can be no assurance that these measures will be successful or adequate.

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

Net cash provided by operating activities was $426,780 for the nine months ended September 30, 2016 compared to $1,971,248 used in operating activities for the nine months ended September 30, 2015, respectively. Cash was used primarily to fund our operations and working capital needs, net of non-cash expenditures such as depreciation and amortization, share based compensation for services and financing related costs. During the nine months ended September 30, 2016, the net loss of $803,998, offset by adjustments of customer payments and vendor payments, was the primary driver of the cash provided by operating activities.

During the nine months ended September 30, 2015, the net loss of $398,375 and increase in accounts receivable amounting to a net cash decrease of $2,133,049 were the primary drivers of the cash used, offset by an increase in other working capital assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $140,574 for the period ended September 30, 2016 and there was no cash used for the period ended September 30, 2015.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $273,763 for the nine months ended September 30, 2016, compared to net cash provided by financing activities $1,659,160 for the nine months ended September 30, 2015. In the nine months ended September 30, 2016, the Company made payments to line of credit of $584,960 under the Credit Facility related to outstanding customer invoices, compared to line of credit advance of $1,441,126 for the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 discusses  those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the period ended September 30, 2016, and that no material changes therein have occurred.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act.  Based on this evaluation, because of the Company’s limited resources and limited number of employees as discussed below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2016.

Management has identified the major control deficiencies as the lack of segregation of duties and limited accounting knowledge of Company debt and equity transactions.  Our management believes that these material weaknesses are due to the small size of our accounting staff.  The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative to the benefit expected to be derived thereby.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.  These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.  In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2016 included in this Quarterly Report were fairly stated in accordance with US GAAP.  Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not required to attestation by our registered public accounting firm under section 404(a) of the Sarbanes-Oxley Act.

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

Changes in Internal Controls

During the quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the period ended September 30, 2016 that are material to the Company or its assets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

Neither Brekford nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the quarter ended September 30, 2016.

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

Brekford Corp.

Date: November 14, 2016	By:	/s/ C.B. Brechin
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