Form 10-K
period 2016-12-31
Brekford Corp.
filed 2017-03-28
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2016, was approximately $2,507,425. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2017 was 49,311,264.

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

On February 7, 2017, the Company entered into a Contribution and Unit Purchase Agreement (the “Agreement”) with LB&B Associates Inc. (the “Purchaser”) and Global Public Safety, LLC (“GPS”). The closing for the transaction set forth in the Agreement occurred on February 28, 2017 (the “Closing”) and on such date the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business (the “Business”) to GPS. On the Closing, GPS sold units representing 80.1% of the units of GPS to the Purchaser, and Brekford continues to own 19.9% of the units of GPS. After the Closing, Brekford will continue to own and run other business operations that are not related to the Business.  For additional detail regarding this transaction, refer to Note 18 (Notes to Consolidated Financial Statements) elsewhere in this Annual Report.

On February 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine the businesses of Brekford and KeyStone Solutions, Inc., a Delaware corporation (“KeyStone”). Upon closing of the merger, Brekford will become a wholly-owned subsidiary of Novume Solutions, Inc., a Delaware corporation (“Novume”).  For additional detail regarding this transaction, refer to the Sale of Assets and Investment in Global Public Safety section and Note 18 (Notes to Consolidated Financial Statements) elsewhere in this Annual Report.

Overview

The Company, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully integrated automated traffic safety enforcement (“ATSE”) solutions, including speed, red light, and distracted driving camera systems. The Company’s core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of reliability to our clients.

Products and Services

Automated Traffic Safety Enforcement– Red Light and Speed Camera Systems

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

Sale of Assets and Investment in Global Public Safety

Vehicle Services

Prior to March 1, 2017, part of Brekford’s business included sales of products and services focusing on law enforcement vehicles. These products and services included rugged information technology solutions, mobile data, digital video, electronic ticketing, and vehicle upfitting. Rugged information technology solutions included both ruggedized laptops and in-car video solutions, among other technology offerings, in addition to vehicle mounting systems, docking stations, and custom-built packages. Vehicle upfitting solutions included the turnkey installation of various components including rugged technology, as well as sirens, lights, radios, gun racks, and decals. .

As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2017, on February 6, 2017, the Company entered into a Contribution and Unit Purchase Agreement (the “Agreement”) with LB&B Associates Inc. (the “Purchaser”) and Global Public Safety, LLC (“GPS”).

The closing for the transaction set forth in the Agreement occurred on February 28, 2017 (the “Closing”) and on such date the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business (the “Business”) to GPS. After the Closing, Brekford will continue to own and run other business operations that are not related to the Business.

On the Closing, GPS sold units representing 80.1% of the units of GPS to the Purchaser for $6,048,394, after certain purchase price adjustments of prepaid expenses and unbilled customer deposits. $4,048,394 was paid in cash, including a $250,000 deposit that was paid on February 6, 2017, and $2,000,000 was paid by Purchaser issuing the Company a promissory note (the “Promissory Note”). After the Closing, Brekford continues to own 19.9% of the units of GPS.

The Promissory Note is subordinated to the Purchaser’s senior lender and accrues interest at a rate of 3% per annum. The maturity date of the Promissory Note is March 31, 2022. The Promissory Note is to be repaid as follows: (a) $75,000 plus all accrued interest on each of September 30, 2017; December 31, 2017; March 31, 2018, June 30, 2018 and September 30, 2018 (or, in the event any such date is not a business day, the first business day after such date), (b) $100,000 plus all accrued interest on each of December 31, 2018; March 31, 2019; June 30, 2019 and September 30, 2019 (or, in the event any such date is not a business day, the first business day after such date) (c) $125,000 plus all accrued interest on each of December 31, 2019; March 31, 2020; June 30, 2020; September 30, 2020, December 31, 2020; March 31, 2021, June 31, 2021; September 30, 2021; and December 31, 2021 (or, in the event any such date is not a business day, the first business day after such date), and (d) $100,000 on March 31, 2022.

The Promissory Note is secured pursuant to the terms of a Pledge Agreement (the “Pledge Agreement”) between the Company and Purchaser. Pursuant to the Pledge Agreement the Purchaser granted the Company a continuing second priority lien and security interest in the Purchaser’s units of GPS subject to liens of the Purchaser’s senior lender.

Pursuant to the Agreement, the Company and GPS executed a Transition Services Agreement (the “Transition Services Agreement”). Pursuant to the Transition Services Agreement, the Company will perform certain support services to promote the efficient transition of the Business for the fees set forth in the Agreement.

In connection with the Agreement the Company entered into an Amended and Restated Limited Liability Company Agreement of Global Public Safety, LLC (the “LLC Agreement”). The LLC Agreement provides for the operations of GPS and provides that all limited liability company powers of the Company shall be exercised by and under the authority of the Board of Representatives except as otherwise provided by the LLC Agreement or applicable law. The initial number of representatives constituting the Board of Representatives is three, of which the Company appointed one member and if the number of Board of Representatives is increased the Company shall be able to appoint the number of members required to maintain 1/3 of the seats on the Board of Representatives.

Pursuant to a month-to-month sublease agreement between GPS and the Company, the Company will continue to occupy 3,362 square feet of office space, located at 7020 Dorsey Road, Suite C, Hanover, Maryland 21076.

The Company also entered into a Pre-Novation Agreement with GPS pursuant to which performance under certain contracts being assigned to GPS will be made while these contracts are being assigned to GPS. The Company will also enter into a Novation Agreement pursuant to which the government contracts being assigned to GPS will be transferred.

With respect to information provided within this Annual Report, including management’s discussion and analysis of financial condition and operating results, the sale transaction was contemplated as having been completed as of December 31, 2016. Products and services related to vehicle services have been treated as discontinued operations within this Annual Report.

Purchasing and Order Fulfillment

We work with manufacturers and distributors to secure the lowest cost possible while taking advantage of any available incentives in order to provide competitive pricing and minimize delivery time to our customers while maintaining our product margins. Typically, once we sign an ATSE contract with our customers, we then purchase required components from manufacturers and assemble the camera systems at our facility in Hanover, Maryand. Sales generally are for services only, with Brekford maintaining ownership of provided hardware and software.

Merger Agreement

As reported on Amendment Number 1 to a Form 8-K filed with the Securities and Exchange Commission on February 14, 2017, on February 10, 2017, Brekford entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine the businesses of Brekford and KeyStone Solutions, Inc., a Delaware corporation (“KeyStone”). The Merger Agreement provides that Brekford and KeyStone will each engage in merger transactions (the “Mergers”) with separate wholly-owned subsidiaries of a newly-formed company, Novume Solutions, Inc., a Delaware corporation (“Novume”). Under one merger transaction (the “Brekford Merger”), one wholly-owned subsidiary of Novume will merge with and into Brekford, leaving Brekford as a wholly-owned subsidiary of Novume. Under a separate merger transaction (the “KeyStone Merger”), KeyStone will merge with and into another wholly-owned subsidiary of Novume (“KeyStone Merger Sub”), with KeyStone Merger Sub surviving such merger. The time at which the Mergers are completed in accordance with the Merger Agreement is referred to as the “Effective Time”. As soon as practicable after the Effective Time, Brekford will change its name to “Brekford Traffic Safety, Inc.” and KeyStone Merger Sub will change its name to “KeyStone Solutions, Inc.”

Merger Consideration

As consideration for the Mergers, each outstanding share of the common stock, par value $0.0001 per share, of Brekford (“Brekford Common Stock”) immediately prior to the Effective Time will become convertible into and exchangeable for 1/15th of a share of common stock, par value $0.0001 per share, of Novume (“Novume Common Stock” and such ratio, the “Brekford Exchange Ratio”). Each outstanding share of the common stock, par value $0.0001 per share, of KeyStone (“KeyStone Common Stock”) immediately prior to the Effective Time, will become convertible into and exchangeable for 1.9975 shares of Novume Common Stock, and each outstanding share of the Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share, of KeyStone (“KeyStone Preferred Stock”) will become convertible into and exchangeable for 1.9975 shares of the Series A Cumulative Convertible Redeemable Preferred Stock of Novume (“Novume Preferred Stock” and such ratio, the “KeyStone Exchange Ratio”). The outstanding warrants and options to purchase shares of Brekford Common Stock and KeyStone Common Stock, as applicable, shall be exchanged for warrants and options to purchase Novume Common Stock at the Brekford Exchange Ratio or the KeyStone Exchange Ratio, as applicable. Collectively, the forgoing is referred to herein as the “Merger Consideration”.

The Merger Consideration, and each of the Brekford Exchange Ratio and the KeyStone Exchange Ratio, were determined so that, immediately after the Effective Time, the pre-merger stockholders of Brekford will own such portion of the capital stock of Novume as shall be equal to approximately 20% of the issued and outstanding NovumeCommon Stock, on a fully-diluted basis, and the pre-merger stockholders of KeyStone will own that portion of the capital stock of Novume as is equal to approximately 80% of the issued and outstanding Novume Common Stock, on a fully-diluted basis.

Closing Conditions

The closing of the Merger Agreement will take place upon the fulfillment or waiver of all of the conditions to closing set forth in Article VIII of the Merger Agreement or as soon thereafter as practicable, but not later than June 1, 2017, unless otherwise mutually agreed by Brekford and KeyStone. One closing condition is that each of Brekford and KeyStone receive all stockholder approvals and corporate approvals required by the Delaware General Corporations Code and the organizational documents of each company to complete the Mergers. This satisfaction of this condition is assured. On February 10, 2017, the board of directors of Brekford authorized and approved the Mergers and the adoption of the Merger Agreement. On the same day, Chandra Brechin, a member of Brekford’s Board of Directors, Scott Rutherford, Brekford’s Chief Strategic Officer and a member of its Board of Directors and Robert West, a member of the Board of Directors of Brekford who own an aggregate of 25,712,787 shares of Brekford Common Stock, which represent approximately 52.13% of the issued and outstanding shares of Brekford's Common Stock entered into separate agreements (“Voting Agreements”) with Brekford pursuant to which they separately agreed with Brekford to vote all of their shares in favor of the Brekford Merger and against any action or transaction that would delay or compromise the ability of Brekford to effectuate the Mergers. On February 9, 2017, the board of directors of KeyStone (the “KeyStone Board”) authorized and approved the Mergers and the adoption of the Merger Agreement. On the same date, certain holders of more than 51% of the issued and outstanding shares of KeyStone Common Stock entered into Voting Agreements with KeyStone, and such holders indeed delivered written consents to KeyStone approving the Mergers and adopt the Merger Agreement.

A second closing condition requires Novume to prepare and file a Registration Statement on Form S-4 (the “Registration Statement”), which shall be declared effective by the Securities and Exchange Commission (the “SEC”) prior to the Effective Time, registering the Merger Consideration. This shall not include registration of the options issuable as Merger Consideration in exchange for options previously received by stockholders of Brekford under Brekford’s 2008 Director’s Compensation Plan or stockholders of KeyStone under KeyStone’s 2016 Equity Award Plan, which are intended to be registered separately on a Registration Statement on Form S-8 after the Effective Time. The Registration Statement will include an information statement of Brekford, which Brekford shall distribute to its stockholders in accordance with the rules and regulations of the Securities Exchange Act of 1934, as amended, prior to the Effective Time. In furtherance of this condition, Novume filed the Registration Statement with the SEC on February 10, 2017. The Registration Statement remains subject to the SEC’s review and comment, and to amendment, as appropriate, by Novume.

Finally, prior to the Effective Time, Novume shall enter into five-year employment agreements with each of Scott Rutherford, Brekford’s current Chief Strategy Officer, and Rodney Hillman, Brekford’s current President and Chief Operating Officer (the “Employment Agreements”). Pursuant to the Merger Agreement Mr. Rutherford shall serve as Chief Technology Officer and Mr. Hillman shall serve as President and Chief Operating officer of Brekford Traffic Safety, Inc.

Under the Merger Agreement, Novume shall use its best efforts, as soon as practicable after the Effective Time, to obtain listings for Novume Common Stock, Novume Preferred Stock and certain warrants to purchase Novume Common Stock on a national stock exchange, or, alternatively, to obtain quotations for such securities on the OTCQX.

Leadership of Novume

The leadership of Novume shall be substantially comprised of the current management of KeyStone.

At the Effective Time, the Board of Directors of Novume (the “Novume Board”), shall have seven (7) members, four (4) of whom shall be independent within the meaning of the Exchange Act, and the national stock exchange to which Novume intends to apply for listings of the Novume securities indicated above. Six (6) members of the Novume Board shall be designated by KeyStone, and one (1) member of the Novume Board shall be designated by Brekford, subject to the approval of KeyStone.

Termination Fee

If (i) the Merger Agreement (A) is terminated by KeyStone due to the withdrawal of the recommendation of the Merger Agreement by the board of directors of Brekford (the “Brekford Board”), or by Brekford or KeyStone because of the failure to obtain the requisite Brekford stockholders’ approval, or (B) is terminated as a result of Brekford’s material breach of its obligations with regard to Closing and to filing and distributing of the Registration Statement required for the transaction, which breach is not cured within thirty (30) days after notice thereof to Brekford, and (ii) at the time of such termination there shall have been an Acquisition Proposal (as defined in the Merger Agreement) involving Brekford or any of its subsidiaries (whether or not such offer shall have been rejected or shall have been withdrawn prior to the time of such termination), Brekford shall pay KeyStone a termination fee of $250,000 (the “Termination Fee”). The Termination Fee shall be payable in cash at the date of termination.

Business Strategy

Brekford’s ATSE solutions include speed and red-light camera technologies that are increasingly in demand, as well as parking enforcement solutions with a complete turnkey backend citation management software suite. The U.S. market for red-light systems is estimated at 20,000 to 30,000 systems and the market for speed cameras is estimated at 35,000 to 50,000 systems. According to the IIHS, as of December 2016, 426 communities have red light cameras currently operating and 142 communities have speed cameras operating in at least one location. We have established a foothold in this business by securing contracts with several municipalities in the Mid-Atlantic region, and we are currently implementing plans for national and international expansion. There are only a handful of competitors that are currently providing ATSE services with three companies that are considered leaders of this industry. Management believes that the Company possesses technical and operational advantages over its competitors. Due to our flexible customized solutions and superior customer service, we believe we are poised to capture increased market share in the U.S., Mexico, and other countries in the near future.

Competition

Although we operate in an industry that has experienced substantial growth in recent years, it is also characterized by customers and states with vastly different requirements for photo enforcement operations. Further, although there are only a handful of competitors in our industry, competition among those companies is intense. Larger competitors tend to invest significant capital in business development and lobbying efforts, providing them with more leverage in terms of acceptance and contract awards. We believe that our technology, size, and strategy provide more flexibility when bidding on contracts in smaller to medium sized municipalities which collectively constitutes the majority of installation opportunities within the U.S.

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

●	Refining our strategy to focus on smaller and medium-sized customers, in states that enable ATSE technology, where we are able to profitably provide high quality solutions; and
●	Continuing to invest in research and development to ensure that out technologies remain at the forefront of the industry.

Customers

The Company has several ATSE contracts with government agencies, of which net revenue from four customers during the year ended December 31, 2016 represented 63% of the total net revenue. Four customers accounted for 88% of total accounts receivable as of December 31, 2016, which was subsequently collected in 2017.

Net revenue from five customers during the year ended December 31, 2015 represented 80% of the total net revenue. Accounts receivable due from three customers at December 31, 2015 amounted to 91% of total accounts receivable at that date.

Vendors

The Company purchased products and services for fulfillment of ATSE contracts from several vendors. As of December 31, 2016 and 2015, accounts payable due to these vendors amounted to 47% and 38% of total accounts payable, respectively.

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

Employees

As of February 24, 2017, we employed 41 full-time employees. Employees related to ATSE and discontinued operations were 23 and 18 respectively. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements.  We anticipate hiring additional employees to ensure timely delivery of customer projects and services, as necessary. Additionally, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Hanover, Maryland in an approximately 3,700 square foot office facility which is sub-leased from Global Public Services at a rate of 15% of GPS’s invoiced monthly rent and utilities. The sub-lease permits either party to terminate upon 120 days advance written notice. The Company also leases approximately 2,500 square feet of office space from Peppermill Properties, LLC, a Maryland limited liability company (“Peppermill”). Peppermill is owned and managed by Chandra (C.B.) Brechin and Scott Rutherford, who are directors and principal stockholders of the Company. On June 1, 2010, the Company entered into a three-year lease with Peppermill, which was subsequently amended to extend the lease expiration date to June 30, 2017. This space is used for the expansion of business. The total minimum annual lease payments due under the Company’s lease agreements under continuing operations are $116,742.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 20, 2017, 49,311,364 shares of Brekford Corp. common stock were outstanding and held by approximately 56 stockholders of record (based solely on the information provided to us by our transfer agent). This number of stockholders does not include:

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

	High	Low
Fiscal year ended December 31, 2015:
First Quarter	$0.40	$0.15
Second Quarter	$0.28	$0.16
Third Quarter	$0.29	$0.20
Fourth Quarter	$0.28	$0.18
Fiscal year ended December 31, 2016:
First Quarter	$0.21	$0.14
Second Quarter	$0.30	$0.10
Third Quarter	$0.12	$0.08
Fourth Quarter	$0.12	$0.06

On March 20, 2017, the closing sales price of our common stock as reported on the OTCQX was $0.11 per share.

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

Equity Compensation Plan

The following table provides information as of December 31, 2016 with respect to Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	225,000	$ 0.12	5,339,000
Equity compensation plans not approved by security holders	-	-	-
Total	225,000	$ 0.12	5,339,000

(1)
Note: In addition to stock options and stock appreciation rights, the 2008 Incentive Plan permits the grant of stock awards, stock units, performance units and other stock-based awards. As of December 31, 2016, the Company has granted 2,036,000 shares of restricted stock that are not reflected in column (a) of this table.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Repurchases

None

Unregistered Sales of Equity Securities

None.

All other equity securities of the Company sold during 2016 in transactions that were not registered under the Securities Act were previously reported in the Company’s Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

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

Revenue Recognition

The Company recognizes ATSE revenue when the required collection efforts are completed and the respective municipality is billed depending on the terms of the respective contract. The Company records revenue related to automated traffic violations for the Company’s share of the violation amount or on a monthly basis for fixed-fee arrangements.

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

We account for our derivative financial instruments, consisting solely of certain stock purchase warrants that contain non-standard anti-dilutions provisions and/or cash settlement features, and certain conversion options embedded in our convertible instruments, at fair value using Level 3 inputs, which are discussed in Note 14 to these consolidated financial statements. We determine the fair value of these derivative liabilities using the Black-Scholes option-pricing model when appropriate, and in certain circumstances using binomial lattice models or other accepted valuation practices.

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

Results of Operations

Prior year balances have been recast to reflect the sale of 80% of our interest in the Vehicle Services operations on February 28, 2017. Results of discontinued operations are excluded from the accompanying results of operations for all periods presented, unless otherwise noted. See Note 4 – discontinued operations in the accompanying notes to consolidated financial statements.

Results of Operations for the Years Ended December 31, 2016 and 2015

The following tables summarize and compare selected items from the statements of operations for the years ended December 31, 2016 and 2015.

	Year Ended December 31,		Increase(Decrease)
	2016	2015	$	%
Net Revenues	$2,534,264	$2,811,929	$(277,665)	(9.9)%
Cost of Revenues	827,304	804,171	23,133	2.9%
Gross Profit	$1,706,960	$2,007,758	$(300,798)	(15.0)%

Gross Profit Percentage of Revenue	67.4%	71.4%

Revenues

Revenues for the year ended December 31, 2016 amounted to $2,534,264 as compared to revenues of $2,811,929 for the year December 31, 2015, representing a decrease of $277,665 or 9.9%. ATSE services decrease in revenue was primarily driven by certain U.S. clients that transitioned to flat fee contract structures, as well as a decrease in recurring revenue contributed from our Saltillo, Mexico program which was temporarily suspended by the City in October 2016 in order to perform an audit of the program and review collection efforts. Additionally the Company has requested to establish a direct contract with the City. On March 11, 2017 the City announced that collection efforts for unpaid fines will resume immediately and continue for the remainder of the contract, which expires December 31, 2017. The overall revenue decrease was offset by added revenues from newly added programs and cameras in New Rochelle, New York, Brice, Ohio, and Calvert County, Maryland.

Our contract structures generate revenue based on either a percentage of fines collected by our customers or a fixed monthly flat fee per camera. At December 31, 2016 approximately 80% of our contracts were based on a percentage of fines collected and 20% were based on a monthly flat fee per camera. Certain contracts in the state of Maryland were converted in 2016 from percentage of fines collected to monthly flat fee as a result of a change in the law that prohibits ATSE contractors from being compensated in relation to volume of fines collected. The remainder of our Maryland contracts will be converted to a flat monthly fee structure in 2017.

Cost of Revenues

Cost of revenues for the year ended December 31, 2016 amounted to $827,304 as compared to $804,171 for the year ended December 31, 2015, an increase of $23,133 or 2.9%. This increase was directly related to direct labor and materials costs associated with ATSE services for new programs during 2016.

Gross Profit

Gross profit for the year ended December 31, 2016 amounted to $1,706,960 as compared to $2,007,758 for the year ended December 31, 2015, a decrease of $300,798 or 15.0%.  The decrease was primarily due to U.S. clients who have transitioned to flat fee contract structures combined with a reduction in recurring revenue from the Saltillo, Mexico program as discussed previously.  ATSE gross margin for year ended December 31, 2016 was 67.4% as compared to 71.4% for the year ended December 31, 2015.

Expenses

	Year Ended December 31,		Increase(Decrease)
	2016	2015	$	%
OPERATING EXPENSES
Salaries and related expenses	$1,645,073	$1,628,150	$16,923	1.0%
Selling, general and administrative expenses	1,071,272	1,213,864	(142,592)	(11.7)%
Total operating expenses	$2,716,345	$2,842,014	$(125,669)	(4.4)%

Salaries and Related Expenses

Salaries and related expenses for the year ended December 31, 2016 amounted to $1,645,073 as compared to $1,628,150 for the year ended December 31, 2015, an increase of $16,923 or 1.0%. There was no material change to personnel head count or compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2016 amounted to $1,071,272 as compared to $1,213,864 for the year ended December 31, 2015, a decrease of $142,592 or 11.7%. The decrease was primarily driven by lower ATSE program management and depreciation expenses.

Other Expense and Income

	Year Ended December 31,		(Decrease)/Increase
	2016	2015	$	%
OTHER (EXPENSE) INCOME
Interest expense	$(402,168)	$(455,937)	$53,769	11.8%
Loss on extinguishment of debt	(291,911)	(55,021)	(236,890)	(430.5)%
Change in derivative liability	74,676	14,784	59,892	405.1%
Total other (expense) income	$(619,403)	$(496,174)	$(123,229)	(24.8)%

Total interest expense for the year ended December 31, 2016 amounted to $402,168 as compared to $455,937 for the year ended December 31, 2015, a decrease of $53,769 or 11.8%.  The decrease was due primarily to a net increase in financing cost of $139,172 for the year end December 31, 2016 compared to $91,896 for the year ended December 31, 2015 offset by non-cash interest expense related to debt discount amortization of $263,950 for the year ended December 31, 2016 compared to $345,614 for the year ended December 31, 2015. The remainder of the decrease in interest expense was due to cash interest expense associated with balances on the Company’s revolving line of credit.

In addition, there was an increase in the loss on extinguishment of debt of $291,911 for the year ended December 31, 2016 compared to the $55,021 for the year ended December 31, 2015, which was offset by an increase in warrant liability of $74,676 for the year ended December 31, 2016 compared to the $14,784 for the year ended December 31, 2015 related to the March 2015 issuance of a $650,000 convertible promissory note that matures in March 2017 (the “Investor Note”) and a related five-year common stock purchase warrant (the “Warrant”).

Net Loss

Net loss from continuing operations for the year ended December 31, 2016 amounted to $944,830 compared to a net loss from continuing operations of $1,397,888 for the year ended December 31, 2015, a decrease of $453,058 or 32.4%. The increase in net loss from continuing operations was driven by lower gross profit and higher expenses associated with the Investor Note, offset by a decrease in operating expenses.

Financial Condition, Liquidity and Capital Resources

At December 31, 2016, we had total current assets of approximately $2.36 million and total current liabilities of approximately $1.81 million resulting in a working capital surplus of approximately $0.55 million. At December 31, 2016 inventory totaled approximately $0.2 million consisting primarily of ATSE cameras components. In comparison, at December 31, 2015, we had total current assets of approximately $5.34 million and total current liabilities of approximately $4.95 million, resulting in a working capital surplus of approximately $0.39 million.

The Company’s accumulated deficit increased to approximately $12.0 million at December 31, 2016 from $10.9 million at December 31, 2015, as a result of the net loss recorded for the year ended December 31, 2016. Cash flows used in continuing operations for the year ended December 31, 2016 were approximately $0.12 million, compared to cash flows used in continuing operations for the year ended December 31, 2015 of approximately $0.03 million.

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

As discussed in Note 6 to the consolidated financial statements presented elsewhere in this Annual Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of December 31, 2016.  On November 7, 2016, the maturity dates of these unsecured promissory notes were extended to the earlier of (i) November 7, 2017 or (ii) 10 business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On March 17, 2015, the Company entered into a note and warrant purchase agreement providing for immediate funding of $650,000 through the issuance of the Investor Note (see Note 7 to the consolidated financial statements presented elsewhere in this Annual Report for additional detail). The primary use of proceeds was to fund startup costs for the initial phase of a project in Mexico providing turnkey ATSE services to the City of Saltillo, which began operations in the second quarter of 2015.

On February 28, 2017, as presented elsewhere in this Annual Report, the Company completed a transaction to sell substantially all assets and certain liabilities related to its vehicle services business. From the approximately $4.0 million in cash proceeds, all outstanding debt of the Company was retired, including the Loan Agreement, the Investor Note, and the notes payable to Brechin and Rutherford.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next twelve months including anticipated new customer contracts will be sufficient to sustain the Company’s business initiatives through at least March 28, 2018, but there can be no assurance that these measures will be successful or adequate.

In the event that the Company’s cash reserves and cash flow from operations are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.  No assurance can be given that the Company will be able to obtain additional capital in the future or that such capital will be available to the Company on acceptable terms.  The Company’s ability to obtain additional capital will be subject to a number of factors, including market conditions, the Company’s operating performance and investor sentiment, which may make it difficult for the Company to consummate a transaction at the time, in the amount and/or upon the terms and conditions that the Company desires.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. If the Company is unable to raise additional capital at the times, in the amounts, or upon the terms and conditions that it desires, then it might have to delay, scale back or abandon its expansion efforts.  Even with such changes, the Company’s operations could consume available capital resources and liquidity.

Cash Flows From Operating Activities

Our cash flows from operating activities are significantly affected by our cash to support the growth of our business in areas such as selling, general and administrative. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in inventory, personnel related expenditures, accounts payable and other current assets and liabilities.

Net cash used in operating activities from continuing operations was $117,213 for the year ended December 31, 2016 compared to net cash used in operating activities from continuing operations of $32,608 for the year ended December 31, 2015. Cash was used primarily to fund our operations and working capital needs, net of non-cash expenditures such as depreciation and amortization, share based compensation for services and financing related costs. For the year ended December 31, 2016, the net loss of $1,054,403, adjusted for a non-cash net financing related expenses of $500,095, a decrease in current assets, net, of $99,231 and an increase in current liabilities, net, of $168,797 were the primary drivers of the cash provided by operating activities for continuing operations.

Net cash provided by operating activities from discontinued operations was $1,211,871 for the year ended December 31, 2016 compared to net cash used in operating activities from discontinued operations of $783,852 for the year ended December 31, 2015.

Cash Flows From Investing Activities

Net cash used in investing activities from continuing operations was $133,574 for the year ended December 31, 2016 as compared to $128,638 for the year ended December 31, 2015. Capital expenditures during 2016 were related to cameras and technology infrastructure new ATSE programs implemented in 2016.

Net cash used in investing activities from discontinued operations was $7,000 for the year ended December 31, 2016 compared to net cash used in investing activities from discontinued operations of $0 for the year ended December 31, 2015.

Cash Flows From Financing Activities

Net cash used in financing activities from continuing operations was $30,787 for the year ended December 31, 2016 and net cash provided by financing activities was $464,718 for the year ended December 31, 2015. In the year ended December 31, 2016, the Company paid other notes payable and capital lease obligations of $30,787. In the year ended December 31, 2015, the Company received $650,000 of proceeds and paid $52,499 in deferring financing costs from the issuance of the Investor Note in March 2015. Furthermore, the Company made aggregate principal payments of $154,578 under capital leases and other note obligations and advanced net proceeds of $21,795 from the line of credit.

Net cash used in financing activities from discontinued operations was $913,766 for the year ended December 31, 2016 compared to net used in financing activities from discontinued operations of $50,639 for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2016, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases – ATSE (1)	$116,742	$51,282	$65,460	$—	$—
Operating Leases- Discontinued Operations (2)	522,137	151,197	370,940	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	311,171	311,171	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP – Discontinued Operations	989,520	989,520	—	—	—
Total	$1,939,570	$1,503,170	$436,400	$—	$—

(1)
On February 28, 2017, the Company sub-leased 15% of the Hanover, MD facility from Global Public Services.
(2)
On February 28, 2017, Global Public Services assumed the long-term lease of the Hanover, MD facility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX
Page
Reports of Independent Registered Public Accounting Firms	18-19
Consolidated Balance Sheets at December 31, 2016 and 2015	20
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016 and 2015	21
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2016 and 2015	22
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015	23
Notes to Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brekford Corp.

We have audited the accompanying consolidated balance sheet of Brekford Corp. (the Company) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brekford Corp. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, the Company entered into an agreement and plan of merger as well as a contribution and unit purchase agreement in February 2017.

We have also audited the adjustments to the 2015 consolidated financial statements to retrospectively apply the change in accounting for discontinued operations, as described in Note 4. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 consolidated financial statements taken as a whole.

BD & Company, Inc.

Owings Mills, MD

March 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brekford Corp.

We have audited, before the effects of the adjustments to retrospectively apply the presentation of discontinued operations, the accompanying consolidated balance sheet of Brekford Corp. (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for the year then ended. The Company’s management is responsible for the 2015 financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2015 consolidated financial statements, before the effects of the adjustments to retrospectively apply the presentation of discontinued operations described in Note 4, referred to above present fairly, in all material respects, the financial position of Brekford Corp. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the presentation of discontinued operations described in Note 4 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by BD & Company, Inc.

/s/ Stegman & Company
Stegman & Company

Baltimore, Maryland
March 24, 2016

BREKFORD CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$591,618	$580,400
Accounts receivable, net of allowance $0 at December 31, 2016 and 2015, respectively	115,106	131,839
Unbilled receivables	314,262	304,470
Prepaid expenses	53,211	49,912
Inventory	221,186	316,775
Current assets - discontinued operations	1,069,511	3,960,950
Total current assets	2,364,894	5,344,346
Property and equipment, net	208,310	176,300
Other non-current assets	9,877	83,478
Non-current assets - discontinued operations	40,387	142,777
TOTAL ASSETS	$2,623,468	$5,746,901
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$721,880	$638,117
Accrued payroll and related expenses	17,062	13,840
Obligations under other notes payable – current portion	20,150	29,277
Derivative liability	24,360	99,036
Other liabilities	55,408	46,979
Current liabilities - discontinued operations	971,466	4,125,526
Total current liabilities	1,810,326	4,952,775

LONG - TERM LIABILITIES
Other notes payable - net of current portion	—	21,660
Deferred rent, net of current portion	6,520	6,739
Convertible promissory notes, net of debt discounts of $40,853 and $418,730 at December 31, 2016 and 2015, respectively	299,147	221,269
Long term liabilities - discontinued operations	989,520	538,184
Total long-term liabilities	1,295,187	787,852
TOTAL LIABILITIES	3,105,513	5,740,627

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 49,311,264 and 45,151,254 issued and outstanding, at December 31, 2016 and 2015, respectively	4,931	4,515
Additional paid-in capital	11,515,472	10,951,491
Treasury Stock, at cost 10,600 shares at December 31, 2016 and 2015 respectively	(5,890)	(5,890)
Accumulated deficit	(11,996,783)	(10,942,380)
Other comprehensive income (loss)	225	(1,462)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(482,045)	6,274
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,623,468	$5,746,901

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2016	2015

Net Revenue	$2,534,264	$2,811,929
Cost of Revenue	827,304	804,171
Gross profit	1,706,960	2,007,758

Operating expenses:
Salaries and related expenses	1,645,073	1,628,150
Selling, general and administrative expenses	1,071,272	1,213,864
Total operating expenses	2,716,345	2,842,014
Loss from operations	(1,009,385)	(834,256)
Other (expense) income:
Interest expense	(402,168)	(455,937)
Change in fair value of derivative liability	74,676	14,784
Loss on extinguishment of debt	(291,911)	(55,021)
Total other (expense)income	(619,403)	(496,174)
Loss before income taxes	(1,628,788)	(1,330,430)
Income tax expense (benefit)	(230,900)	(385,600)
Net loss from continuing operations	(1,397,888)	(944,830)
Net income from discontinued operations	343,485	573,659
Net loss	(1,054,403)	(371,171)
Other comprehensive income (loss) – foreign currency translation	1,687	(1,462)
Comprehensive loss	$(1,052,716)	$(372,633)

Net loss per share from continuing operations – basic	$(0.03)	$(0.02)
Net income per share from discontinued operations – basic	$0.01	$0.01
Net loss per share – basic	$(0.02)	$(0.01)

Net loss per share from continuing operations – diluted	$(0.03)	$(0.02)
Net income per share from discontinued operations – diluted	$0.01	$0.01
Net loss per share – diluted	$(0.02)	$(0.01)

Weighted average shares outstanding used in computing per share amounts:
Basic	47,357,787	44,690,550
Diluted	53,154,216	52,201,684

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2016 and 2015

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated ..Deficit	Other comprehensive loss	Total
BALANCE – January 1, 2015	44,500,569	$4,450	(10,600)	$(5,890)	$10,204,479	$(10,571,209)	—	$(368,170)
Restricted shares issues to employees	132,000	13	—	—	44,867	—		44,880
Convertible debt exchanged for common shares	518,685	52			133,010			133,062
Debt discount feature related to issuance of convertible note payable					557,921			557,921
Stock options to non-employees			—	—	11,214	—		11,214
Other comprehensive loss	—	—	—	—	—		(1,462)	(1,462)
Net loss	—	—	—	—	—	(371,171)	—	(371,171)
BALANCE-December 31, 2015	45,151,254	$4,515	(10,600)	$(5,890)	$10,951,491	$(10,942,380)	$(1,462)	$6,274
Restricted shares issues to employees	332,000	33	—	—	52,967	—		53,000
Convertible debt exchanged for common shares	3,828,010	383			496,510			496,893

Stock options to non-employees			—	—	14,504	—		14,504
Other comprehensive income	—	—	—	—	—		1,687	1,687
Net loss	—	—	—	—	—	(1,054,403)		(1,054,403)
BALANCE – December 31, 2016	49,311,264	$4,931	(10,600)	$(5,890)	$11,515,472	$(11,996,783)	$225	$(482,045)

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,054,403)	$(371,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,564	149,232
Share-based compensation	67,504	56,094
Amortization of debt discount and warrant features	234,664	328,021
Amortization of financing cost	48,195	21,741
Change in fair value of derivative liability	(74,676)	(14,784)
Loss on extinguishment of debt	291,911	55,021

Changes in operating assets and liabilities including assets and liabilities held for sale:
Accounts receivable	16,733	83,095
Unbilled receivables	(9,792)	(105,745)
Prepaid expenses and other non-current assets	(3,299)	40,446
Inventory	95,589	(65,929)
Accounts payable and accrued expenses	83,763	(105,147)
Accrued payroll and related expenses	3,222	8,552
Customer deposits	—	(137,827)
Deferred rent	(218)	6,738
Other liabilities	82,030	19,055
Net cash used in operating activities from continuing operations	(117,213)	(32,608)
Net cash provided by (used in) operating activities from discontinued operations	1,211,871	(783,852)
Net cash provided by (used in) operating activities	1,094,658	(816,460)

Cash flows from investing activities including non-current assets held for sale:
Purchases of property and equipment	(133,574)	(128,638)
Net cash used in investing activities from continuing operations	(133,574)	(128,638)
Net cash used in investing activities from discontinued operations	(7,000)	—
Net cash used in investing activities	(140,574)	(128,638)

Cash flows from financing activities:
Net change in line of credit	—	21,795
Principal payments on lease obligation	—	(140,209)
Payments on other notes payable	(30,787)	(14,369)
Borrowings on term notes	—	650,000
Deferred financing cost	—	(52,499)
Net cash provided by (used in) financing activities from continuing operations	(30,787)	464,718
Net cash used in discontinued operations financing activities	(913,766)	(50,639)
Net cash provided by (used in) financing activities	(944,553)	414,079

Effect of foreign currency translation	1,687	(1,462)
Net change in cash	11,218	(532,481)
Cash – beginning of year	580,400	1,112,881
Cash – end of year	$591,618	$580,400

Supplemental disclosures of cash flow information:
Cash paid for interest	$292,292	$236,355
Cash paid for income taxes	$(8,429)	$1,690
Conversion of notes payable in exchange for common stock	$300,000	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

BREKFORD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2016 and 2015

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford Corp. (“the Company”) (OTCBB; OTCQB; BFDI), headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully integrated automated traffic safety enforcement (“ATSE”) solutions, including speed, red light, and distracted driving camera systems. The Company’s core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of reliability to our clients.

Prior to March 1, 2017, part of Brekford’s business included sales of products and services focusing on law enforcement vehicles. These products and services included rugged information technology solutions, mobile data, digital video, electronic ticketing, and vehicle upfitting. Rugged information technology solutions included both ruggedized laptops and in-car video solutions, among other technology offerings, in addition to vehicle mounting systems, docking stations, and custom-built packages. Vehicle upfitting solutions included the turnkey installation of various components including rugged technology, as well as sirens, lights, radios, gun racks, and decals. Subsequent to the Closing on February 28, 2017, Brekford will continue to retain a 19.9% ownership interest in this business, which continues to operate under the name Global Public Safety (See Subsequent Event Note 18).

As used in these notes, the terms “Brekford”, “the Company”, “we”, “our”, and “us” refer to Brekford Corp. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

NOTE 2 – LIQUIDITY

For the year ended December 31, 2016 the Company incurred a net loss of approximately $1,054,403, and provided $1,094,658 of cash for operations.  Additionally, at December 31, 2016 the company has cash available of $591,618, a working capital surplus of $554,568 and availability under the established credit facility (see Note 5) of approximately $2.7 million.

On February 28, 2017, as presented elsewhere in this Annual Report, the Company completed a transaction to sell substantially all assets and certain liabilities related to its vehicle services business. From the approximately $4.0 million in cash proceeds, all outstanding debt of the Company was retired, including the Loan Agreement, the Investor Note, and the two of its directors, Messrs. C.B. Brechin and Scott Rutherford.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months including anticipated new customer contracts will be sufficient to sustain the Company’s business initiatives through at least March 28, 2018, but there can be no assurance that these measures will be successful or adequate. In the event that the Company’s cash reserves and cash flow from operations are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the accounts of Brekford Corp. and its wholly-owned subsidiary, Municipal Recovery Agency, LLC. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”)
requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, sales returns, allowance for inventory obsolescence, fair value of long-lived assets, deferred taxes and valuation allowance, and the depreciable lives of fixed assets. Actual results could differ from those estimates.

Reclassifications

Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

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

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in products revenues and all costs of shipping and handling are included in cost of sales in the accompanying consolidated statements of operations. The Company incurred shipping and handling costs of $15,525 and $45,255 for continuing operations for the years ended December 31, 2016 and 2015, respectively. The Company incurred shipping and handling costs of $59,094 and $58,120 for discontinued operations for the years ended December 31, 2016 and 2015, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. These expenses are included in selling, general and administrative expenses in the accompanying statements of operations. Advertising expense were insignificant for the years ended December 31, 2016 and 2015, respectively.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. As of December 31, 2016, 10,600 shares of our common stock were held in treasury at an aggregate cost of $5,890.

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

In the years ended December 31, 2016 and 2015, we reported financial results for both operations and discontinued operations. ASC 740-20-45 sets down the general rule for allocating income tax expense or benefit between operations and discontinued operations. The general rule requires the computation of tax expense or benefit by entity taking into consideration all items of income, expense, and tax credits. Next, a computation is made taking into consideration only those items related to continuing operations. Any difference is allocated to items other than continuing operations e.g. discontinued operations. Under these general rules, no tax expense or benefit would be allocated to discontinued operations.

An exception to these rules apply under ASC 740-20-45-7 where an entity has 1) a loss from continuing operations and income related to other items such as discontinued operations and 2) the entity would not otherwise recognize a benefit for the loss from continuing operations under the approach described in ASC 740-20-45. This fact pattern applies for the year ended December 31, 2016 and 2015. Application of this rule exception results in the allocation of tax expense to discontinued operations with an offsetting amount of tax benefit reported by the continuing operations.

Overall, we allocated $230,900 and $385,600 of tax expense to net income from discontinued operations and an offsetting tax benefit to net loss from continuing operations in the years ended December 31, 2016 and 2015, respectively.

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

We account for our derivative financial instruments, consisting solely of certain stock purchase warrants that contain non-standard anti-dilutions provisions and/or cash settlement features, and certain conversion options embedded in our convertible instruments, at fair value using Level 3 inputs, which are discussed in Note 14 to these consolidated financial statements. We determine the fair value of these derivative liabilities using the Black-Scholes option-pricing model when appropriate, and in certain circumstances using binomial lattice models or other accepted valuation practices.

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

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it established the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt the organization’s ability to continue as a going concern or to provide footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definition that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in this update are effective for the annual period ending after December 31, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has the adopted the methodologies prescribed by this ASU by the date required and there is no material impact on the Company’s consolidated financial statements.

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

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The adoption of this standard will not have any impact on the Company's financial position, results of operations and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this standard will not have any impact on the Company's financial position, results of operations and disclosures.

4. DISCONTINUED OPERATIONS

On February 6, 2017, the Company entered into a Contribution and Unit Purchase Agreement (the “Agreement”) with LB&B Associates Inc. (the “Purchaser”) and Global Public Safety, LLC (“GPS”).

The closing for the transaction set forth in the Agreement occurred on February 28, 2017 (the “Closing”) and on such date the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business (the “Business”) to GPS. After the Closing, the Company will continue to own and run other business operations that are not related to the Business.

On the Closing, GPS sold units representing 80.1% of the units of GPS to the Purchaser for $6,048,394, after certain purchase price adjustments of prepaid expenses and unbilled customer deposits. $4,048,394 was paid in cash, including a $250,000 deposit that was paid on February 6, 2017, and $2,000,000 was paid by Purchaser issuing the Company a promissory note (the “Promissory Note”). After the Closing, the Company continues to own 19.9% of the units of GPS. (See Subsequent Event footnote – Note 17).

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on December 21, 2016 as the Company entered into a letter of intent with the purchaser. Additionally, the discontinued operations are comprised of the entirety of the vehicle services business, excluding corporate services expenses. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying consolidated statements of operations, consolidated statements of cash flows, and the consolidated balance sheets.

In accordance with ASC 205-20-S99, "Allocation of Interest to Discontinued Operations", the Company elected to not allocate consolidated interest expense to discontinued operations where the debt is not directly attributable to or related to discontinued operations.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheet:

	December 31,	December 31,
	2016	2015
Current assets - discontinued operations:
Accounts receivable	$776,715	$3,649,425
Inventory	272,679	289,696
Prepaid expenses	20,117	21,829
Total current assets - discontinued operations	$1,069,511	$3,960,950

Noncurrent assets - discontinued operations:
Property and equipment, net	$27,362	$47,047
Other non-current assets	13,025	95,730
Total noncurrent assets - discontinued operations	$40,387	$142,777

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$664,569	$2,341,016
Accrued payroll and related expenses	15,386	84,159
Customer deposits	34,219	36,070
Deferred revenue	54,581	95,233
Term loan – current	—	166,667
Line of credit	202,711	1,402,381
Total current liabilities - discontinued operations:	$971,466	$4,125,526

Long term liabilities - discontinued operations:
Note payable - long term portion	$452,572	$—
Deferred rent	36,948	38,184
Notes payable - related parties, long term portion	500,000	500,000
Total long term liabilities - discontinued operations	$989,520	$538,184

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Revenue	$10,311,558	$17,021,752
Cost of goods sold	8,727,310	14,969,013
Gross margin	1,584,248	2,052,739

Salaries and related expenses	338,031	410,494
Selling, general and administrative expenses	403,165	461,966
Total operating expenses	741,196	872,460

Operating income	843,052	1,180,279

Other expense:
Interest expense, net	268,667	221,020
Total other expense	268,667	221,020

Income from discontinued operations before tax	574,385	959,259

Income tax expense	230,900	385,600

Income from discontinued operations, net of tax	$343,485	$573,659

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the consolidated statements of cash flows relating to discontinued operations:

	Years Ended December 31,
	2016	2015
Cash flows from operating activities of discontinued operations:
Adjustments to reconcile net loss to net cash used in operating activities of discontinued operations:
Depreciation and amortization	$26,685	$40,382
Changes in operating assets and liabilities including assets and liabilities held for sale:
Accounts receivable	2,872,709	(2,157,654)
Prepaid expenses and other non-current assets	84,417	(32,693)
Inventory	17,017	141,406
Accounts payable and accrued expenses	(1,676,445)	1,244,430
Deferred revenue	(40,652)	(160,172)
Other liabilities	(71,860)	140,449
Net cash provided by (used in) operating activities from discontinued operations	1,211,871	(783,852)

Cash flows from investing activities in discontinued operations:
Purchases of property and equipment	(7,000)	—
Net cash used in investing activities in discontinued operations	(7,000)	—

Cash flows from financing activities in discontinued operations:
Net change in line of credit	(1,199,670)	230,449
Payments on other notes payable	—	(11,668)
Borrowings on term notes	452,571	—
Deferred financing cost	—	(19,420)
Payments on term notes	(166,667)	(250,000)
Net cash used in financing activities in discontinued operations	$(913,766)	$(50,639)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2016	2015
Leasehold improvements	$25,792	$25,792
Computer equipment and software	420,569	420,569
Vehicles	215,358	206,702
Furniture	22,965	22,965
Cameras	819,466	703,392
Phone equipment	16,811	16,811
Handheld ticketing system	30,293	30,293
	1,551,254	1,426,524
Accumulated depreciation and amortization	(1,342,944)	(1,250,224)
	$208,310	$176,300

Depreciation and amortization of property and equipment from continuing operations the years ended December 31, 2016 and 2015 was $101,564 and $149,231, respectively. Depreciation and amortization of property and equipment for discontinued operations the years ended December 31, 2016 and 2015 was $26,685 and $40,382, respectively.

NOTE 6 – LINE OF CREDIT AND OTHER NOTES PAYABLE

Line of Credit

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

On the Closing Date, the Lender advanced the Company $533,670.  The amounts advanced under the Loan Agreement are due and payable on the three (3) year anniversary of the Closing Date (the “Maturity Date”), and thereafter, the Maturity Date shall automatically be extended for successive periods of one year unless the Company shall give lender written notice of termination not less than ninety (90) days prior to the end of such term or renewal term, as applicable. Lender may terminate the Loan Agreement at any time in its sole discretion by giving the Company ninety (90) days prior written notice, provided that upon an Event of Default (as defined in the Loan Agreement), Lender may terminate the Loan Agreement without notice to the Company, effective immediately. Upon termination by the Lender, the Company shall be required to pay certain termination fees based on a percentage of the Credit Limit as set forth in the Loan Agreement.

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

Initial borrowings under the Loan Agreement were subject to, among other things, the substantially concurrent repayment by the Company of all amounts due and owing under the Companyís credit facility, dated May 24, 2014, with Rosenthal & Rosenthal, Inc. and the satisfaction and termination of such borrowing and all liens thereunder (collectively, the “Rosenthal Loan”).  All amounts owed under the Rosenthal Loan, which were $2,253,617, were satisfied and terminated by the Company on the Closing Date.

In addition, on the Closing Date, the Company entered into a subordination agreement with each of C.B. Brechin and Scott Rutherford, the Companyís chief executive officer and chief strategy officer, respectively, as well as with the Investor described in Note 8 pursuant to which each of the parties agreed to subordinate all present and future indebtedness held by each of them to the obligations of the Lender.

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

At December 31, 2016, the Company had $274,795 in outstanding indebtedness under the Revolving Facility and $452,571 in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $2,725,205 under the Revolving Facility. As of December 31, 2016, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the loss recorded for the year ended December 31, 2016. The Company did not request a waiver for the year ended December 31, 2016 and the Revolving Facility and Term Loan were repaid in full on February 28, 2017.

Other Notes Payable

The Company financed certain vehicles and equipment under finance agreements. The agreements mature at various dates through December 2017. Principal maturities in 2017 are $20,150. The agreements require various monthly payments of principal and interest until maturity. As of December 31, 2016 and 2015, financed assets of $19,475 and $47,732, respectively, net of accumulated amortization of $122,441 and $98,184, respectively, are included in property and equipment on the balance sheets. The weighted average interest rate was 3.75% at December 31, 2016 and December 31, 2015.

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS

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

The Company anticipates the maturity date of the Promissory Notes will continue to be extended for the foreseeable future; thus, they are classified as long-term liabilities in Discontinued Operations – Long Term Liabilities (Note 4). As of December 31, 2016 and 2015, the amounts outstanding under the Promissory Notes totaled $500,000.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES PAYABLE - INVESTOR

On March 17, 2015, the Company entered into a note and warrant purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $715,000 of a 6% convertible promissory note issued by the Company for an aggregate purchase price of $650,000 (the “Investor Note”). The Investor Note bears interest at a rate of 6% per annum and the principal amount is due on March 17, 2017. The note and accrued interest was repaid on February 28, 2017. Any interest that accrues under the Investor Note is payable either upon maturity or upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Investor Note is convertible at the option of the Investor at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $0.25 per share and (ii) 70% of the average of the lowest three volume weighted average prices for the twelve (12) trading days prior to such conversion (the “Conversion Price”). In no event can the Conversion Price be less than $0.10; provided, however, that if on or after the date of the Agreement the Company sells any Common Stock or Common Stock Equivalents (as defined in the Agreement) at an effective price per share that is less than $0.10 per share, then the Conversion Price shall be equal to the par value of the Common Stock then in effect. In connection with the Agreement, the Investor received a warrant to purchase 780,000 shares of Common Stock (the “Warrant”). The Warrant is exercisable for a period of five years from the date of issuance at an exercise price of $0.50 per share, subject to adjustment (the “Exercise Price”).

On October 23, 2015, the Investor converted $25,000 of principal and $904 of accrued interest due under the Investor Note into 169,530 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $19,861.

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

On August 31, 2016 the Investor converted $50,000 of principal and $4,381 of accrued interest due under the Investor Note into 776,869 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $44,617.

The following table provides information relating to the Investor Note at December 31, 2016 and :

	December 31, 2016	December 31, 2015
Convertible promissory note payable	$340,000	$640,000
Original issuance discount, net of amortization of the $61,786 and $23,002 as of December 31, 2016 and 2015	(3,214)	(35,180)
Beneficial conversion feature, net of amortization of $530,338 and $197,437 as of December 31, 2016 and 2015	(27,583)	(301,959)
Warrant feature, net of amortization of the $87,527 and $32,585 as of December 31, 2016 and 2015	(4,552)	(49,835
Original issuance cost, net of amortization of $46,996 and $20,744 as of December 31, 2016 and 2015	(5,504)	(31,756)
Convertible promissory note payable, net	$299,147	$221,269

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

Accordingly, a portion of the proceeds was allocated to the Warrant based on its relative fair value, which totaled $92,079 using the Black Scholes option-pricing model. Further, the Company attributed a beneficial conversion feature of $557,921 to the shares of Common Stock issuable under the Investor Note based upon the difference between the effective Conversion Price and the closing price of the Common Stock on the date on which the Investor Note was issued. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.56%, (iv) expected life of five years, and (v) estimated fair value of the Common Stock of $0.26 per share. The expected term of the Warrant represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms. The Company recorded amortization of the beneficial conversion feature and warrant feature of the Investor Note in other expense in the amount of $274,377 and $45,284 during the year ended December 31, 2016 and $255,961 and $42,243, during the year ended December 31, 2015 which also includes the unamortized beneficial conversion feature and warrant feature attributable to the $375,000 principal converted to equity.

The Company recorded an original issue discount of $65,000 to be amortized over the term of the Agreement as interest expense. The Company recognized $31,966 and $29,820 of interest expense as a result of the amortization during the nine months ended December 31, 2016 and the year ended December 31, 2015 respectively, which also includes the unamortized original issue discount attributable to the $375,000 principal converted to equity.

NOTE 9 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, in conjunction with the issuance of the Investor Note (see Note 7), the Company issued the Warrant, which permits the Investor to purchase 840,000 shares of Common Stock, including 60,000 related to the financing costs, with an exercise price of $0.50 per share and a life of five years.

The Exercise Price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $0.50 a share. The Company accounted for the conversion option of the Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Warrant has been measured at fair value at March 17, 2015 and December 31, 2016 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 80.5% - 105.1%; (iii) weighted average risk-free interest rate of 1.14-1.93%; (iv) expected life of five years; and (v) estimated fair value of the Common Stock of $0.10-$0.26 per share.

At December 31, 2016 and 2015, the outstanding fair value of the derivative liability was $24,360 and $99,036, respectively.

NOTE 10 – LEASES

Operating Leases

The Company rents office space under separate non-cancelable operating leases expiring in April 2020. Rent expense under our main headquarters lease, expiring on April 30, 2020 amounted to $171,243 and $169,297 for the years ended December 31, 2016 and 2015, respectively.

Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs at December 31, 2016 and 2015 are as follows:

2017	$177,878
2018	183,214
2019	188,711
2020	64,475
Total	614,278
Discontinued operations	522,136
Total minimum lease payment under continuing operations	$92,142

The Company also leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating lease expiring on June 30, 2017. Rent expense under this lease amounted to $49,200 for the years ended December 31, 2016 and 2015, respectively.

Future minimum lease payments under these lease agreements, exclusive of the Company’s share of operating costs at December 31, 2016 are $24,600 during 2017.

NOTE 11 – INVENTORY

As of December 31, 2016 and December 31, 2015 inventory consisted entirely of raw materials of $221,816 and $316,775, respectively.

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss earnings per common share for continuing operations:

	Years Ended December 31,
	2016	2015

Basic loss earnings per share
Net loss from continuing operations	$(1,397,888)	$(944,830)
Weighted average common shares outstanding - basic	47,357,787	44,690,550
Basic loss per share	$(0.03)	$(0.02)

Diluted loss per share
Net loss from continuing operations	$(1,397,888)	$(944,830)
Weighted average common shares outstanding	47,357,787	44,690,550
Potential dilutive securities	—	—
Weighted average common shares outstanding – diluted	44,357,787	44,499,610
Diluted loss per share	$(0.03)	$(0.02)
Common stock equivalents excluded due to anti-dilutive effect	6,961,429	8,576,134

The following table provides information relating to the calculation of net income per common share for discontinued operations:

	Years Ended December 31,
	2016	2015

Basic net income per share
Net income from discontinued operations	$343,485	$573,659
Weighted average common shares outstanding - basic	47,357,787	44,690,550
Basic loss per share	$0.01	$0.01

Diluted net income per share
Net income from discontinued operations	$343,485	$573,659
Weighted average common shares outstanding	47,357,787	44,690,550
Potential dilutive securities	5,796,429	7,511,134
Weighted average common shares outstanding – diluted	53,154,216	52,201,684
Diluted loss per share	$0.01	$0.01
Common stock equivalents excluded due to anti-dilutive effect	1,165,000	1,065,000

NOTE 13 - STOCKHOLDERS’ EQUITY

At December 31, 2016 and 2015, the Company’s authorized stock consists of 20,000,000 shares of $.0001 par value preferred stock and 150,000,000 shares of $.0001 par value common stock.

The following common stock transactions occurred during the period:

During the period ended December 31, 2016 the Company granted an aggregate of 332,000 shares of restricted Common Stock to the key employees in consideration of services rendered. The weighted average fair value of the shares amounted to $0.16 per share based upon the closing price of shares of Common Stock on the date of the grant. These shares were fully vested on the date of the grant. The Company recorded $53,000 in share-based compensation expense related to restricted stock grants.

During the period ended December 31, 2016 the Company issued 3,828,010 shares at an average valued of $0.13 per share to convert $300,000 of principal and $21,945 of accrued interest due under the Convertible Note Agreement and recognized a loss on extinguishment of debt of $291,911.

During the period ended December 31, 2015 the Company granted an aggregate of 132,000 shares of restricted Common Stock to the key employees in consideration of services rendered. The weighted average fair value of the shares amounted to $0.34 per share based upon the closing price of shares of Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $44,880 in share-based compensation expense related to restricted stock grants.

During the period ended December 31, 2015 the Company issued 518,685 shares at an average valued of $0.26 per share to convert $75,000 of principal and $3,033 of accrued interest due under the Convertible Note Agreement and recognized a loss on extinguishment of debt of $55,021.

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

Warrants

The assumptions used to value warrant grants during the year ended December 31, 2015, which consisted solely of the Warrant, were as follows:

Year ended December 31, 2015
Expected life (in years)	5.00
Volatility	80.50%
Risk free interest rate	1.56%
Expected Dividend Rate	0%

Summary of the warrant activity for year ended December 31, 2016 is as follows:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	—	$—	—	$0.00
Granted	840,000	0.50	4.21	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—	0.00
Outstanding at December 31, 2015	840,000	0.50	4.21	0.00
Granted	—	—	—	0.00
Forfeited or expired	—	—	—	0.00
Exercised	—	—	—
Outstanding at December 31, 2016	840,000	0.50	3.21	0.00
Exercisable at December 31, 2016	840,000	0.50	3.21	0.00

The weighted average remaining contractual life of warrants outstanding as of December 31, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.50	840,000	840,000	3.21

Total	840,000	840,000	3.21

NOTE 14 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”). During the year ended December 31, 2016, Brekford Corp. granted stock options under the 2008 Incentive Plan to its non-employee directors.  These options have exercise prices equal to the fair market value of a share of Common Stock as of the date of grant and have terms of ten years.

Stock Options

Option grants during the year ended December 31, 2016 were made to non-employee directors who elected to receive options during the annual equity grant period in the first quarter of each fiscal year. The options had a grant date fair value of $0.12 per share and will vest and become exercisable with respect to option shares over a three year period commencing from the date of grant at a rate of 33.33% per year.

Option grants during the year ended December 31, 2015 were made to non-employee directors who elected to receive options during the annual equity grant period in the first quarter of each fiscal year. The options had a grant date fair value of $0.24 per share and will vest and become exercisable with respect to option shares over a three year period commencing from the date of grant at a rate of 33.33% per year.

The Company recorded $14,504 and $11,214 in stock option compensation expense during the period ended December 31, 2016 and 2015, respectively, related to the stock option grants.

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

The following are the assumptions made in computing the fair value of share-based awards granted in the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016	Year ended December 31, 2015
Expected life (in years)	3.50	3.50
Volatility	78.8%	80.5%
Risk free interest rate	0.88%	0.95%
Expected Dividend Rate	0	0

Summary of the option activity for the period ended December 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	225,000	$0.00	—	$0.00
Granted	225,000	0.20	—	0.00
Forfeited or expired	(50,000)	—	—	0.00
Exercised	—	—	—
Outstanding at January 1, 2016	400,000	$0.20	3.25	$0.00
Granted	225,000	0.12	3.50	0.00
Forfeited or expired	(75,000)	0.22	2.00	0.00
Exercised	—	—	—
Outstanding at December 31, 2016	550,000	$0.20	3.00	0.00
Exercisable at December 31, 2016	225,000	$0.20	—	0.00
Vested and expected to vest	325,000	$0.20	3.00	0.00

The unrecognized compensation cost for unvested stock option awards outstanding at December 31, 2016 was approximately $21,032 to be recognized over approximately 3years.

Restricted Stock Grants

During the period ended December 31, 2016 the Company granted an aggregate of 332,000 shares of restricted Common Stock to the key employees in consideration of services rendered. The weighted average fair value of the shares amounted to $0.16 per share based upon the closing price of shares of Common Stock on the date of the grant. These shares were fully vested on the date of the grant. The Company recorded $53,000 in share-based compensation expense related to restricted stock grants.

During the period ended December 31, 2015 the Company granted an aggregate of 132,000 shares of restricted Common Stock to the key employees in consideration of services rendered. The weighted average fair value of the shares amounted to $0.34 per share based upon the closing price of shares of Common Stock on the date of the grant.  These shares were fully vested on the date of the grant. The Company recorded $44,880 in share-based compensation expense related to restricted stock grants.

	Restricted Stock Shares	Weighted Average Value
Nonvested restricted stock at January 1, 2015	—	$—
Granted	132,000	0.34
Vested	(132,000)	0.34
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2015	—	$—
Granted	332,000	0.16
Vested	(332,000)	0.16
Forfeited or expired	—	—
Nonvested restricted stock at December 31, 2016	—	$—

2008 Stock Incentive Plan

The 2008 Incentive Plan is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the 2008 Incentive Plan with those of the Company and the Company’s stockholders. The 2008 Incentive Plan provides that up to 8 million shares of the Company’s common stock may be issued pursuant to awards granted under the 2008 Incentive Plan. As of December 31, 2016, 5,339,000 shares of common stock remained available for future issuance under the 2008 Incentive Plan.

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

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees of the Company and its wholly-owned subsidiaries who have completed three months of service. The 401(k) Plan provides that the Company will match 50% of the participant salary deferrals up to 3% of a participant’s compensation for all participants. The Company contributed $13,352 and $8,718 during the years ended December 31, 2016 and, 2015, respectively.

NOTE 16 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several ATSE contracts with government agencies, of which net revenue from four customers during the year ended December 31, 2016 represented 63% of the total net revenue. Four customers accounted for 88% of total accounts receivable as of December 31, 2016, which was subsequently collected in 2017.

Net revenue from five customers during the year ended December 31, 2015 represented 80% of the total net revenue. Accounts receivable due from three customers at December 31, 2015 amounted to 91% of total accounts receivable at that date.

Major Vendors

The Company purchased products and services for fulfillment of ATSE contracts from several vendors. As of December 31, 2016 and 2015, accounts payable due to these vendors amounted to 47% and 38% of total accounts payable, respectively.

NOTE 17 – INCOME TAXES

As of December 31, 2016, the Company has approximately $7.55 million of federal and state net operating loss carryforwards available to offset future taxable income, if any, through 2034. These net operating losses begin to expire in 2028. If, however, there is an ownership change in the Company, some of the Company’s tax attributes may limit the Company’s ability to utilize loss carryforwards. Therefore, these operating loss carryforwards could become limited in future years if ownership changes were to occur as defined in the Internal Revenue Code and similar state income tax provisions. The Company files income tax returns with the U.S. Internal Revenue Service and with the revenue services of various states.

The Companyís deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015

Net operating loss carry forwards	$3,112,000	$2,780,000
Property and Equipment	(490,000)	(500,000)
Other	—	—
	2,622,000	2,280,000
Valuation allowance	(2,622,000)	(2,280,000)
Net deferred tax asset	$—	$—

The Company’s recorded income tax, net of the change in the valuation allowance for each of the periods presented, is as follows:

	Years Ended December 31,
	2016	2015
Current
Federal	$—	$—
State	—	—
	—	—

Deferred
Federal	(369,000)	(130,000)
State	(55,000)	(20,000)
	(424000)	(150,000)
Change in valuation allowance	424,000	150,000
Income tax expense	$—	$—

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

A reconciliation of the expected Federal statutory rate of 35% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2016	2015
Expected statutory rate	(35.0)%	(35.0)%
State income tax rate, net of Federal benefit	(5.2)%	(5.2)%
Permanent differences
Other	—%	—%
	40.2	40.2%
Valuation allowance	(40.2)%	(40.2)%
	—%	—%

NOTE 18 – SUBSEQUENT EVENTS

Merger Agreement

On February 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine the businesses of Brekford and KeyStone Solutions, Inc., a Delaware corporation (“KeyStone”). The Merger Agreement provides that Brekford and KeyStone will each engage in merger transactions (the “Mergers”) with separate wholly-owned subsidiaries of a newly-formed company, Novume Solutions, Inc., a Delaware corporation (“Novume”). Under one merger transaction (the “Brekford Merger”), one wholly-owned subsidiary of Novume will merge with and into Brekford, leaving Brekford as a wholly-owned subsidiary of Novume. Under a separate merger transaction (the “KeyStone Merger”), KeyStone will merge with and into another wholly-owned subsidiary of Novume (“KeyStone Merger Sub”), with KeyStone Merger Sub surviving such merger. The time at which the Mergers are completed in accordance with the Merger Agreement is referred to as the “Effective Time”. As soon as practicable after the Effective Time, Brekford will change its name to “Brekford Traffic Safety, Inc.” and KeyStone Merger Sub will change its name to “KeyStone Solutions, Inc.”

Merger Consideration

As consideration for the Mergers, each outstanding share of the common stock, par value $0.0001 per share, of Brekford (“Brekford Common Stock”) immediately prior to the Effective Time will become convertible into and exchangeable for 1/15th of a share of common stock, par value $0.0001 per share, of Novume (“Novume Common Stock” and such ratio, the “Brekford Exchange Ratio”). Each outstanding share of the common stock, par value $0.0001 per share, of KeyStone (“KeyStone Common Stock”) immediately prior to the Effective Time, will become convertible into and exchangeable for 1.9975 shares of Novume Common Stock, and each outstanding share of the Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share, of KeyStone (“KeyStone Preferred Stock”) will become convertible into and exchangeable for 1.9975 shares of the Series A Cumulative Convertible Redeemable Preferred Stock of Novume (“Novume Preferred Stock” and such ratio, the “KeyStone Exchange Ratio”). The outstanding warrants and options to purchase shares of Brekford Common Stock and KeyStone Common Stock, as applicable, shall be exchanged for warrants and options to purchase Novume Common Stock at the Brekford Exchange Ratio or the KeyStone Exchange Ratio, as applicable. Collectively, the forgoing is referred to herein as the “Merger Consideration”.

The Merger Consideration, and each of the Brekford Exchange Ratio and the KeyStone Exchange Ratio, were determined so that, immediately after the Effective Time, the pre-merger stockholders of Brekford will own such portion of the capital stock of Novume as shall be equal to approximately 20% of the issued and outstanding NovumeCommon Stock, on a fully-diluted basis, and the pre-merger stockholders of KeyStone will own that portion of the capital stock of Novume as is equal to approximately 80% of the issued and outstanding Novume Common Stock, on a fully-diluted basis.

Contribution and Unit Purchase Agreement

On February 6, 2017, the Company entered into a Contribution and Unit Purchase Agreement (the “ LB&B Agreement”) with LB&B Associates Inc. (the “Purchaser”) and Global Public Safety, LLC (“GPS”).

The closing for the transaction set forth in the Agreement occurred on February 28, 2017 (the “LB&B Closing”) and on such date the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business (the “Business”) to GPS. After the LB&B Closing, the Company will continue to own and run other business operations that are not related to the Business.

On the LB&B Closing, GPS sold units representing 80.1% of the units of GPS to the Purchaser for $6,048,394, after certain purchase price adjustments of prepaid expenses and unbilled customer deposits. $4,048,394 was paid in cash, including a $250,000 deposit that was paid on February 6, 2017, and $2,000,000 was paid by Purchaser issuing the Company a promissory note (the “Promissory Note”). After the LB&B Closing, the Company continues to own 19.9% of the units of GPS.

The Promissory Note is subordinated to the Purchaser’s senior lender and accrues interest at a rate of 3% per annum. The maturity date of the Promissory Note is March 31, 2022. The Promissory Note is to be repaid as follows: (a) $75,000 plus all accrued interest on each of September 30, 2017; December 31, 2017; March 31, 2018, June 30, 2018 and September 30, 2018 (or, in the event any such date is not a business day, the first business day after such date), (b) $100,000 plus all accrued interest on each of December 31, 2018; March 31, 2019; June 30, 2019 and September 30, 2019 (or, in the event any such date is not a business day, the first business day after such date) (c) $125,000 plus all accrued interest on each of December 31, 2019; March 31, 2020; June 30, 2020; September 30, 2020, December 31, 2020; March 31, 2021, June 31, 2021; September 30, 2021; and December 31, 2021 (or, in the event any such date is not a business day, the first business day after such date), and (d) $100,000 on March 31, 2022.

The Promissory Note is secured pursuant to the terms of a Pledge Agreement (the “Pledge Agreement”) between the Company and Purchaser. Pursuant to the Pledge Agreement the Purchaser granted the Company a continuing second priority lien and security interest in the Purchaser’s units of GPS subject to liens of the Purchaser’s senior lender.

Pursuant to the Agreement, the Company and GPS executed a Transition Services Agreement (the “Transition Services Agreement”). Pursuant to the Transition Services Agreement, the Company will perform certain support services to promote the efficient transition of the Business for the fees set forth in the Agreement.

In connection with the Agreement the Company entered into an Amended and Restated Limited Liability Company Agreement of Global Public Safety, LLC (the “LLC Agreement”). The LLC Agreement provides for the operations of GPS and provides that all limited liability company powers of the Company shall be exercised by and under the authority of the Board of Representatives except as otherwise provided by the LLC Agreement or applicable law. The initial number of representatives constituting the Board of Representatives is three, of which the Company appointed one member and if the number of Board of Representatives is increased the Company shall be able to appoint the number of members required to maintain 1/3 of the seats on the Board of Representatives.

Pursuant to a month-to-month sublease agreement between GPS and the Company, the Company will continue to occupy 3,362 square feet of office space, located at 7020 Dorsey Road, Suite C, Hanover, Maryland 21076.

The Company also entered into a Pre-Novation Agreement with GPS pursuant to which performance under certain contracts being assigned to GPS will be made while these contracts are being assigned to GPS. The Company will also enter into a Novation Agreement pursuant to which the government contracts being assigned to GPS will be transferred.

Director Resignation

On February 18, 2017, Edward Parker notified Brekford Corporation (the “Company”) that he was resigning from the Company’s board of directors effective immediately.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 9, 2016, the Company engaged BD & Company, Inc. (“BD”) as the new independent registered public accounting firm for the Company and its subsidiaries. There were no disagreements between the Company and our former audit firm Stegman & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2016 was carried out under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended December 31, 2016, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2016. Management’s report on the Company’s internal control over financial reporting is included on the following page. The Company is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control – Integrated Framework. Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

Management has concluded that, as of December 31, 2016, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business.  The Company intends to address this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness.  The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers.

Dated: March 28, 2017
 /s/ Rodney Hillman

Rodney Hillman

President and Chief Financial Officer

(Principal Executive Officer and Principal Accounting and Financial Officer)

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Nominee	Age	Position with the Company
Rodney Hillman	51	President and Chief Operating Officer
Scott Rutherford	57	Chief Strategic Officer and Director
C.B. Brechin	44	Director
Robert West	47	Director
Steve Ellis	54	Director

The following discussion sets forth biographical and other information about our directors, as well as the specific experience, qualifications, other attributes and skills of each director nominee that led the Board of Directors to determine that such person should serve on the Board of Directors.

Rodney Hillman, President and Chief Operating Officer.  Mr. Hillman, age 51, joined the Company in May 2012 and served as its Strategy & Finance Analyst since October 2012 and as its Director of Operations from May 2012 to September 2012.  He was appointed as our President and Chief Operating Officer in December 2013.  Prior to joining the Company, Mr. Hillman served in various executive level capacities during his 28 year career.  Most recently, he spent 10 years as Chief Operating Officer, Chief Financial Officer, and Director of Game Trading Technologies, Inc. (“GMTD”), a publicly-traded company in the consumer electronics industry that he co-founded.  Prior to his tenure at GMTD, Mr. Hillman was Vice President of Product Development at InterAct Accessories, Inc. and held various management positions at both Baltimore Gas & Electric and Constellation Energy Group.  Mr. Hillman has an M.S. degree in Finance from Loyola College in Baltimore, Maryland, an M.B.A. degree from the University of Baltimore, and a B.S. degree in Electrical and Computer Engineering from The Johns Hopkins University.

Scott Rutherford. Mr. Rutherford has served as Chief Strategic Officer since December 2013 and, prior to that, as our President since July 8, 2008. Prior to 2008, he was Director of Engineering of our Pelican division since January 2006. He has also served as a director of the Company since January 2006. He co-founded Pelican in 1997 and served as its Vice President from 1997 to 2006. Mr. Rutherford has more than 25 years of entrepreneurial experience in conceiving, developing and building technical solutions for clients in both the corporate and government sectors. For Pelican, Mr. Rutherford was responsible for all aspects of technology evaluation and deployment to meet its clients’ needs for mobile, ruggedized computing solutions. This included locating and assimilating complex solutions from various vendors to ensure a turnkey installation in highly variable models of police and fire vehicles. In addition, Mr. Rutherford launched and continues to develop Pelican’s technical support infrastructure, for which he and his team of engineers have been presented with awards for Outstanding Technical Support by various clients, including the Maryland State Police. Leveraging his extensive mechanical, electronic and computer expertise, Mr. Rutherford has developed a large array of products from concept, including a Mobile Training Center for the Department of Defense and proprietary irrigation control filters to eliminate RF interference from the Annapolis Naval Radio Transmitter Station. Mr. Rutherford is the recipient of several awards for his innovative technology systems, including the “Comdex Most Innovative” award in 1998.  In nominating Mr. Rutherford for election to the Board of Directors, the Board considered Mr. Rutherford’s experience discussed above, particularly his extensive technical knowledge in areas of mechanical, electronics and computers, his familiarity with and involvement in the Company’s key market areas, and his significant business experience gained through the ownership and operation of the Company.

C.B. Brechin. Mr. Brechin served as our Chief Executive Officer from July 2008 until November 2016, as our Chief Financial Officer from March 2011 until November 2016, and as a director of the Company since January 2006. Mr. Brechin co-founded the Companyís predecessor, Pelican Mobile, in 1996 which had been a leading provider of rugged, mobile technology solutions providing services to branches of the U.S. military, various federal entities and numerous security and public safety agencies throughout the Mid-Atlantic region for more than a decade. Mr. Brechin possesses several years of technology expertise in the areas of hardware configuration, software installation, troubleshooting and network administration as a computer consultant for a number of organizations before founding the company. Mr. Brechin managed all aspects of the Pelicanís corporate and government sales, including sales strategy, partner/vendor relations, corporate structure, contract acquisition, training and development. In addition, Mr. Brechin managed Pelicanís financial planning, cash flow and risk analysis. He successfully closed over $20 million in sales and secured key client relationships. Through his sales efforts and strategic vision, Pelican was twice been recognized as a top reseller of Panasonic equipment, including “Reseller of the Year” in 2004. Mr. Brechin has a Bachelorís Degree in Political Science and International Affairs from Kalamazoo College and a Masterís Degree in Information and Telecommunications Systems from Johns Hopkins University. In nominating Mr. Brechin for election to the Board of Directors, the Board considered Mr. Brechinís experience discussed above, particularly his management experience in running a successful company involved in sales and contracts with government agencies as well was his expertise in technology, corporate governance and financial management.

Steve Ellis. Mr. Ellis has served as a director of the Company since July 2015. He is a partner of EagleFirst, LLC, an advisory firm providing CFO, Merger and Acquisition (“M&A”) and business development support services to small and medium sized businesses with a focus on government contracting, technology and manufacturing.  Mr. Ellis has more than 25 years of experience in M&A and senior accounting roles in the United States and internationally.  He has managed the negotiation and due diligence processes of more than 30 acquisitions and divestments globally, as well as creating and executing post-acquisition integration plans.  Prior to EagleFirst, Mr. Ellis was a CFO at Smith’s Group plc, where he helped create Smiths Detection, a manufacturer of sensors used by government agencies that detect and identify explosives, weapons, chemical agents, and biohazards.  Over an eight-year period, he was instrumental in growing Smiths Detection’s revenues from $20 million to nearly $1 billion

Robert West. Mr. West has served as a director of the Company since October 2012.  He has been the Managing Partner at C3 Healthcare Solutions, LLC since he led its formation in March 2008 with five other members.  C3 Healthcare Solutions provides business development and marketing consulting services to health care organizations including hospitals and physician practices.  Additionally, Mr. West is the Chief Executive Officer of Pulmonary and Critical Care Associates of Baltimore, PA (“PCCAB”), a 43 physician group practice specializing in pulmonology, critical care, and sleep medicine.  He is responsible for oversight of all financial, accounting, and billing operations and has led the organization to 55% revenue growth in the past five years.  Mr. West is also the President of Proximall, LLC, a physician billing company that is a wholly owned subsidiary of PCCAB, formed in January 2012.  Prior to these endeavors, Mr. West served as Administrative Director of Orthopedics, Neurosciences, and Bariatrics at Greater Baltimore Medical Center from August 2003 to February 2007.  Mr. West’s board experience includes the Baltimore Spine Center from January 2005 to February 2007 and he is currently on the Executive Advisory Board of The Doctors Company.  Mr. West earned a Master of Science in Management from The University of Maryland in 1999 and a Bachelor of Science from James Madison University in 1991.  In nominating Mr. West for election to the Board of Directors, the Board considered Mr. West’s experience discussed above in relation to the financial, management, and organizational aspects of these positions.

CORPORATE GOVERNANCE MATTERS

Committees of the Board of Directors

The Board of Directors has established an Audit Committee, a Compensation Committee and a Corporate Governance Committee, each of which is briefly described below.

Audit Committee

The Audit Committee assists the Board of Directors in maintaining the integrity of our financial statements, and of our financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The Audit Committee reviews the scope of independent audits and assesses the results. The Audit Committee meets with management to consider the adequacy of the internal control over, and the objectivity of, financial reporting. The Audit Committee also meets with the Company’s independent registered public accounting firm and with appropriate financial personnel concerning these matters. The Audit Committee selects, determines the compensation of, appoints and oversees our independent registered public accounting firm. Representatives of the independent registered public accounting firm periodically meet with the Audit Committee and always have unrestricted access to the Audit Committee. The Audit Committee, which currently consists of Steve Ellis and Robert West, met four times during 2016.  The Board of Directors has determined that Mr. Ellis is an “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K.  The Audit Committee has adopted a charter, a copy of which is available on our website at:  http://ir.issuerdirect.com/bfdi/corporate_governance.
Compensation Committee

The Compensation Committee administers incentive compensation plans, including stock option plans, and advises the Board of Directors regarding employee benefit plans. The Compensation Committee establishes the compensation structure for our senior managers, approves the compensation of our senior executives, and makes recommendations with respect to compensation of the Chief Executive Officer and our other executive officers. The Compensation Committee advises and makes recommendations to the Board of Directors on all matters concerning director compensation. The Compensation Committee, which currently consists of Robert West (Chairman) and Steve Ellis, met once during 2016.  The Compensation Committee has adopted a charter, a copy of which is available on our website at:  http://ir.issuerdirect.com/bfdi/corporate_governance.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee was, during 2016, an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Corporate Governance Committee

The Corporate Governance Committee evaluates and recommends candidates for election to the Board of Directors, reviews the performance and contribution of directors, recommends membership for standing committees, reviews director independence, and adopts and reviews Company corporate governance guidelines and codes of conduct. The Corporate Governance Committee, which was established in February 2008, currently consists of Robert West (Chairman) and Steve Ellis.  The Corporate Governance Committee met once during 2016.  The Corporate Governance Committee has not adopted a charter.

Director Independence

To determine whether directors are “independent”, the Board of Directors has adopted the independence standards of The NASDAQ Stock Market Rules (the “NASDAQ Rules”).  The Board has determined that each of Messrs. Ellis, Parker and West is an “independent director” as defined by NASDAQ Rule 5605(b)(1).  Each member of the Compensation Committee and the Corporate Governance Committee other than Mr. Brechin and Mr. Rutherford is an “independent director,” and Messrs. West and Ellis satisfy the independence requirements of NASDAQ Rule 5605(c)(2)(A) relating to the independence of Audit Committee members.  The Company’s criteria for independence as approved by the Board of Directors is available on our website at: http://www.brekford.com/investorrelations.html.

Family Relationships

There are no family relationships among the executive officers and directors of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC on Forms 3, 4 and 5. Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file.

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Robert West filed a late form 4.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for each of the last two fiscal years, the total remuneration awarded to, earned by, or paid to (i) each person who served as the Company’s principal executive officer at any time during 2016, (ii) the Company’s two most highly compensated executive officers other than the persons described in item (i) who were serving as executive officers as of December 31, 2016 and whose total compensation (excluding above-market and preferential earnings on nonqualified deferred compensation) exceeded $100,000 during 2015, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to item (ii) had they been serving as executive officers of the Company as of December 31, 2016 (the principal executive officers and such other persons are referred to as the “named executive officers”).  The Company has determined that its named executive officers for 2016 are C.B. Brechin, who served as its Chief Executive Officer, Chief Financial Officer and Treasurer, Rodney Hillman, who served as its President and Chief Operating Officer, and Scott Rutherford, who served as its Chief Strategic Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock awards ($)(2)	Option awards ($)(2)	Total ($)
C.B Brechin	2016	200,000	-	-	200,000
(CEO and CFO until November 2016)	2015	191,539	-	-	191,539

Rodney Hillman	2016	157,000	13,200	-	170,200
President & Chief Operations Officer, Chief Financial Officer	2015	137,270	13,200	-	150,470

Scott Rutherford	2016	185,000	-	-	185,000
Chief Strategic Officer (1)	2015	177,174	-	-	177,174

Notes:
(1)	Messrs. Brechin and Rutherford also serve on the Board of Directors of the Company but do not receive any separate compensation for such service.
(2)
The amounts shown reflect the aggregate grant date fair value of stock and option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718.  See Note 10 to the audited consolidated financial statements contained herein for the year ended December 31, 2016 regarding assumptions underlying valuation of equity awards.

Employment Agreements and Change in Control Agreements

None of the named executive officers is a party to an employment agreement with the Company, and all of them serve at the discretion of the Board of Directors.

The terms of their employment arrangements entitle Messrs. Brechin, Hillman and Rutherford to annual base salaries of $200,000, $157,000 and $185,000, respectively, payable in accordance with our normal payroll practices. Between January 1, 2015 and June 30, 2015, the salary levels for Messrs. Brechin and Rutherford were $170,000 and $185,000, respectively. None of the named executive officers received any bonus, equity or other non-salary compensation for 2016 or 2015, except that Mr. Hillman received a grant of 66,000 shares of Common Stock in 2016 for service in 2015 and a grant of 66,000 shares of Common Stock in 2015 for service in 2014.

Potential Payments Upon Termination Or Change In Control

We have no liabilities under termination or change in control conditions as of December 31, 2016 other than noted below. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

Separation Agreement – Brechin

On November 23, 2016, Brekford entered into a separation agreement (the “Separation Agreement”) with C.B. Brechin, the Company’s Chief Executive Officer and Chief Financial Officer.  Pursuant to the Separation Agreement, as of the Effective Date Mr. Brechin commenced a sabbatical leave from his positon as the Company’s Chief Executive Officer and Chief Financial Officer. Mr. Brechin will continue to serve as a member of the Board of Directors of the Company. For a period of 18 months from the Effective Date, Mr. Brechin will continue to be paid at the rate of $200,000 per year and will continue to participate in the Company’s sponsored retirement plan and medical and dental insurance plans. The salary and benefits described above will continue beyond the 18 months until such time as Mr. Brechin is removed as a personal guarantor for certain Company obligations.

Commencing 18 months after the Effective Date, Mr. Brechin will serve as a consultant to the Company for a period of four years pursuant to the terms of a consulting agreement between the Company and Mr. Brechin (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Brechin will provide consulting, organizational and strategic services, including, but not limited to, assistance or implementation of the strategic business plans of the Company and assistance with customer relations and project management and he will be paid an annual fee of $150,000.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to all persons who served as members of our Board of Directors (other than our named executive officers) during 2016  Information about the compensation paid to our named executive officers is provided below in the section entitled “EXECUTIVE COMPENSATION”.

Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)(2)	Option awards ($) (1)(2)	All other compensation ($)	Total ($)
Steve Ellis	3,000	-	4,141	-	7,141
Gregg Smith	1,000	-	2,907	-	3,907
Robert West	2,000	-	6,634	-	8,634
Edward Parker (resigned from the Board In February 2016)	1,000	-	821	-	1,821

Notes:
(1)
The amounts shown reflect the aggregate grant date fair value of stock and option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718.  See Note 10 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying valuation of equity awards.

(2)
As of December 31, 2016, each of Messrs. Ellis held options to purchase 150,000 shares of Common Stock, Messrs. Smith held options to purchase 100,000 shares of Common Stock, Messrs. West held options to purchase 225,000 shares of Common Stock and Messrs. Parker held options to purchase 75,000 share of Common Stock.

In April 2008, the Company’s Board of Directors adopted the 2008 Director’s Compensation Plan, which provides for the following compensation:

Equity Grants

During the second quarter of 2016, each non-employee director who attended at least 75% of the regular and special meetings of the Board of Directors and of any committees to which he was appointed during the preceding year received an option to purchase shares of Common Stock.  Each of Messrs. Ellis, West and Parker satisfied the foregoing requirement and received a stock option exercisable for 75,000 shares of Common Stock at an exercise price of $0.12 per share.  These options will vest ratably over a three-year period commencing on their grant dates.

Cash

The Chairman of the Board is entitled to receive cash in the amount of $1,000 per calendar quarter and each other non-employee director is entitled to receive cash in the amount of $1,000 per calendar quarter as compensation for attending Board meetings held during that quarter, provided that a director must attend a minimum of 75% of the regular and special meetings of the full Board and of any committees upon which they sit. The Board held four meetings during 2016.

Out-of-Pocket Expenses

The Company reimburses a director’s out-of-pocket expenses for in-person meetings upon submission of an expense statement and receipts, up to a maximum of $500 per in-person meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
CB. Brechin	—	—	—	—	—	—	—	—	—
Chief Executive Officer and Chief Financial Officer
Rodney Hillman	—	—	—	—	—	66,000	$13,200	—	—
President & Chief Operating Officer									—
Scott Rutherford	—	—	—	—	—	—	—	—	—
Chief Technology Officer

(1)
Mr. Hillman was awarded 198,000 shares of restricted stock vesting at the date of grant in consideration of services rendered and part of employment agreement. A vesting schedule at a maximum of 66,000 shares at the end of years 1, 2, and 3 based upon attainment of goals set forth by the company.

(2)	Based on the closing trading price of our Common Stock on April 13, 2016 or $0.20 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Audit Committee has the responsibility to review and approve all related-party transactions, as contemplated by Item 404 of the SEC’s Regulation S-K, to prevent potential conflicts of interest and to ensure that related party transactions are disclosed in the reports that the Company files with the SEC as and when required by applicable securities laws and regulations.  The term “related party transaction” is generally defined as any transaction (or series of related transactions) in which the Company is a participant and the amount involved exceeds the lesser of (i) $120,000 or (ii) one percent of the Company’s average total assets at year-end for the last two completed fiscal years, and in which any director, director nominee or executive officer of the Company, any holder of more than 5% of the outstanding voting securities of the Company, or any immediate family member of the foregoing persons will have a direct or indirect interest. The term includes most financial transactions and arrangements, such as loans, guarantees and sales of property, and remuneration for services rendered (as an employee, consultant or otherwise) to the Company and its subsidiaries.

The following paragraphs discuss related party transactions that occurred during 2015 and 2016 (other than compensation paid or awarded to the Company’s directors, director nominees and executive officers that is required to be discussed, or is exempt from discussion, in the sections of this proxy statement entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION”).

On October 1, 2009, C.B. Brechin and Scott Rutherford, as well as one other individual, entered into a stock purchase agreement on behalf of the Company (the “Stock Purchase Agreement”), with the court-appointed receiver, Robert D. Gordon (the “Receiver”), for our former stockholder Legisi Marketing, Inc., to repurchase 18,910,000 shares of our common stock, par value $.0001 per share (“Common Stock”), and cancel warrants to purchase 10,000,000 shares of Common Stock that were exercisable at $.39 per share (the “Warrants”), which shares of Common Stock and Warrants had been in the custody of the Receiver. The aggregate purchase price for the securities under the Stock Purchase Agreement was $700,000. The effectiveness of the Stock Purchase Agreement was subject to court approval which was received on November 4, 2009. The repurchased shares of Common Stock and Warrants were returned to our treasury and cancelled.

Brekford financed the repurchase of these shares and Warrants from the proceeds of convertible promissory notes that were issued by Brekford on November 9, 2009 in favor of a lender group in the principal amounts of $250,000 each (each, a “Promissory Note” and together, the “Promissory Notes”). Each Promissory Note bears interest at the rate of 12% per annum and at the time of issuance was to be convertible into shares of Common Stock, at the option of the holder, at an original conversion price of $.07 per share. At the time of issuance, Brekford agreed to pay the unpaid principal balance of the Promissory Notes and all accrued but unpaid interest on the date that was the earlier of (i) two years from the issuance date or (ii) 10 business days after the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.  The Promissory Notes have since been extended and are currently due on the earlier of (x) November 9, 2016 or (y) 10 business days after the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.  In addition to the extensions, the Promissory Notes were amended in April 2010 to increase the conversion price to $.14 per share.

On March 1, 2017 the promissory note to Mr. CB. Brechin and Mr. Scott Rutherford was fully settled through payment of principal amount of $250,000 each.

While we do not maintain a written policy with respect to related party transactions, our Audit Committee routinely reviews potential transactions with those parties we have identified as related parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board’s Audit Committee has appointed BD & Company, Inc. to serve as the Company’s independent registered public accounting firm for 2016. Representatives of BD & Company, Inc. are expected to be present at the 2017 annual meeting of stockholders, in person or by telephone, to make a statement if so desired, and to respond to any appropriate questions.

The following table presents fees for professional services rendered to the Company by BD & Company, Inc. during fiscal year 2016 and Stegman & Company during fiscal year 2015.

	Year Ended December 31,
	2016	2015
Audit fees	$67,000	$74,670
Audit-related fees	-	-
Tax fees	4,500	9,500
All other fees	-	-
Total fees	$71,500	$84,170

Audit Fees for 2016 and 2015 include fees associated with the audits of the annual financial statements, the quarterly reviews of the unaudited interim financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services related to other reports filed with the SEC.  Audit-Related Fees for 2015 also include fees associated with the restatement of our form 10-Q for the three quarterly periods in the year ended December 31, 2015. Tax Fees for 2016and 2015 include fees associated with the preparation and reviews of tax returns, advising on the impact of local tax laws, and tax planning.

It is the Audit Committee’s policy to pre-approve all services to be performed by the Company’s independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(l)(B) of the Exchange Act, which, when needed, are approved by the Audit Committee prior to the completion of the independent registered public accounting firm’s audit.  Pre-approval may be granted by action of the full Audit Committee or, in the absence of such Audit Committee action, by the Chairman of the Audit Committee whose action shall be considered to be that of the entire Audit Committee.  All of the 2016 and 2015 services described above were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations and Comprehensive loss for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements

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

Brekford Corp.

Date: March 28, 2017	By:	/s/ Rodney Hillman
Rodney Hillman President and Chief Operating Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rodney Hillman	President and Chief Operating Officer, Chief Financial	March 28, 2017
Rodney Hillman	Officer (Principal
Executive Officer and Principal Financial and Accounting Officer)

/s/ CB, Brechin	Director	March 28, 2017
CB Brechin

/s/ Scott Rutherford	Director	March 28, 2017
Scott Rutherford

/s/ Stephen Ellis	Director	March 28, 2017
Stephen Ellis

/s/ Robert S. West	Director	March 28, 2017
Robert S. West

EXHIBIT INDEX

Exhibit Number	Description

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
10.20
Waiver and Fourth Amendment to Loan Documents, dated as of March 24, 2014, by and between Brekford Corp. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014)

10.21
Financing Agreement, dated as of May 27, 2014, between Brekford Corp. and Rosenthal & Rosenthal Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

10.22
Term Note, dated as of May 27, 2014, issued by Brekford Corp. to the order of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

10.23
Form of Agreement of Subordination and Assignment, dated May 27, 2014, between C.B. Brechin and Rosenthal & Rosenthal, Inc. and Scott Rutherford and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

10.22
Term Note, dated as of May 27, 2014, issued by Brekford Corp. to the order of Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 28, 2014

10.23
Form of Agreement of Subordination and Assignment, dated May 27, 2014, between C.B. Brechin and Rosenthal & Rosenthal, Inc. and Scott Rutherford and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 28, 2014)

10.24	Note and Warrant purchase agreement, dated as of March 17, 2015, between Brekford Corp. and Gemini Master Fund , Ltd. (filed herewith)
10.25	Contribution and Unit Purchase Agreement (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 7, 2017 and incorporated herein by reference)
10.26
Agreement and Plan of Merger dated February 10, 2017, among Novume Solutions, Inc., KeyStone Solutions, Inc., Brekford Corp., KeyStone Merger Sub, Inc., and Brekford Merger Sub, Inc. (previously filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on February 14, 2017 and incorporated herein by reference)

10.27	Subordinated Promissory Note issued to Brekford Corp. (previously filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 6, 2017 and incorporated herein by reference)
10.28
Pledge Agreement by LB&B Associates Inc. in favor of Brekford Corp. (previously filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 6, 2017 and incorporated herein by reference)

10.29
Transition Services Agreement between Brekford Corp. and Global Public Safety, LLC (previously filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 6, 2017 and incorporated herein by reference)

10.30
Sublease Agreement between Global Public Safety, LLC and Brekford Corp. (previously filed as Exhibit 10. 5 of the Company’s Current Report on Form 8-K filed on March 6, 2017 and incorporated herein by reference)

10.31	Amended and Restated Limited Liability Company Agreement (previously filed as Exhibit 10. 6 of the Company’s Current Report on Form 8-K filed on March 6, 2017 and incorporated herein by reference)
21	Subsidiaries of the Company (filed herewith)
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
Financial statements from the annual report on Form 10-K of Brekford Corp. for the year ended December 31, 2016, filed on March __, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders Equity (Deficit) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. (filed herewith)