Form 10-Q
period 2017-03-31
Brekford Corp.
filed 2017-05-15
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or
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

The registrant had 49,311,264 shares of common stock, par value $0.0001 per share outstanding as of May 12, 2017.

 Brekford Corp.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Brekford Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$2,073,338	$591,618
Accounts receivable, net of allowance $0 at March 31, 2017 and December 31, 2016, respectively	161,140	115,106
Unbilled receivables	388,544	314,262
Prepaid expenses	38,143	53,211
Note receivable - current, including accrued interest of $5,096 at March 31, 2017	230,096	—
Inventory	281,526	221,186
Current assets - discontinued operations	—	1,069,511
Total current assets	3,172,787	2,364,894
Property and equipment, net	129,905	208,310
Other non-current assets	—	9,877
Investment in GPS	354,372	—
Note receivable - non-current	1,775,000	—
Non-current assets - discontinued operations	—	40,387
TOTAL ASSETS	$5,432,064	$2,623,468
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$941,273	$721,880
Accrued payroll and related expenses	53,253	17,062
Obligations under other notes payable – current portion	—	20,150
Derivative liability	17,472	24,360
Other liabilities	120,000	55,408
Current liabilities - discontinued operations	—	971,466
Total current liabilities	1,131,998	1,810,326

LONG - TERM LIABILITIES
Deferred rent, net of current portion	—	6,520
Convertible promissory notes, net of debt discounts of $40,853 at December 31, 2016	—	299,147
Long term liabilities - discontinued operations	—	989,520
Total long-term liabilities	—	1,295,187
TOTAL LIABILITIES	1,131,998	3,105,513

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 49,311,264 and 45,151,254 issued and outstanding, at December 31, 2016 and 2016, respectively	4,931	4,931
Additional paid-in capital	11,518,851	11,515,472
Treasury Stock, at cost 10,600 shares at December 31, 2016 and 2016 respectively	(5,890)	(5,890)
Accumulated deficit	(7,218,051)	(11,996,783)
Other comprehensive income	225	225
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,300,066	(482,045)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,432,064	$2,623,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited)

	Three Months Ended March 31
	2017	2016

Net Revenue	$748,168	$612,946
Cost of Revenue	295,187	184,130
Gross profit	452,981	428,816

Operating expenses:
Salaries and related expenses	426,963	402,180
Selling, general and administrative expenses	352,472	301,645
Total operating expenses	779,435	703,825
Loss from operations	(326,454)	(275,009)
Other (expense) income:
Interest income	5,096	—
Interest expense	(248,352)	(107,588)
Change in fair value of derivative liability	6,888	(840)
Loss on extinguishment of debt	-	(122,472)
Total other (expense) income	(236,368)	(230,900)
Loss before income taxes	(562,822)	(505,909)
Income tax expense (benefit)	(2,068,132)	—
Net income (loss) from continuing operations	1,505,310	(505,909)

Net income (loss) from discontinued operations	3,273,422	(48,376)
Net income (loss)	4,778,732	(554,285)
Other comprehensive income (loss) – foreign currency translation	-	(1,473)
Comprehensive income (loss)	$4,778,732	$(555,758)

Net income (loss) per share from continuing operations – basic	$0.03	$(0.01)
Net income (loss) per share from discontinued operations – basic	$0.07	$0.00
Net income (loss) per share – basic	$0.10	$(0.01)

Net income (loss) per share from continuing operations – diluted	$0.03	$(0.01)
Net income (loss) per share from discontinued operations – diluted	$0.07	$0.00
Net income (loss) per share – diluted	$0.10	$(0.01)

Weighted average shares outstanding used in computing per share amounts:
Basic	49,311,264	44,625,236
Diluted	49,311,264	44,625,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2017	2016
Cash flows from operating activities:
Net income (loss)	$4,778,732	$(554,285)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	73,633	24,648
Share-based compensation	3,379	3,737
Amortization of debt discount and warrant features	35,349	77,553
Amortization of financing cost	—	20,087
Change in fair value of derivative liability	(6,888)	840
Loss on extinguishment of debt	—	122,472
Gain on sale of Discontinued operations	(5,700,446)	—
Changes in operating assets and liabilities including assets and liabilities held for sale:
Accounts receivable	(46,034)	7,561
Unbilled receivables	(74,281)	(81,250)
Prepaid expenses and other non-current assets	9,972	(28,311)
Inventory	(60,340)	—
Accounts payable and accrued expenses	219,392	109,152
Accrued payroll and related expenses	36,191	25,944
Customer deposits	—	10,071
Accrued tax liability	64,593	—
Deferred rent	(6,520)	(7)
Other liabilities	25,263	—
Net cash used in operating activities from continuing operations	(648,005)	(261,788)
Net cash provided by (used in) operating activities from discontinued operations	3,634,882	(26,065)
Net cash provided by (used in) operating activities	2,986,877	(287,853)

Cash flows from investing activities including non-current assets held for sale:
Net cash used in investing activities from continuing operations	—	—
Net cash provided by (used in) investing activities from discontinued operations	4,772	(24,500)
Net cash provided by (used in) investing activities	4,772	(24,500)

Cash flows from financing activities:
Payments on other notes payable	(20,150)	(7,273)
Repayments on term notes	(334,496)	—
Net change in line of credit	—	13,989
Net cash (used in) provided by financing activities from continuing operations	(354,646)	6,716
Net cash (used in) provided by discontinued operations financing activities	(1,155,283)	269,762
Net cash (used in) provided by financing activities	(1,509,929)	276,478

Effect of foreign currency translation	—	(11)
Net change in cash	1,481,720	(35,886)
Cash – beginning of year	591,618	580,400
Cash – end of year	$2,073,338	$544,514

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,341	$52,162
Conversion of notes payable in exchange for common stock	$—	$100,000
Note receivable attained in sale of discontinued operations	$2,000,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brekford Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2017 and 2016

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford Corp. (“the Company”) (OTCQX:BFDI), headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully integrated automated traffic safety enforcement (“ATSE”) solutions, including speed, red light, and distracted driving camera systems. The Company’s core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of reliability to our clients.

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

On February 7, 2017, the Company entered into a Contribution and Unit Purchase Agreement (the “Agreement”) with LB&B Associates Inc. (the “Purchaser”) and Global Public Safety, LLC (“GPS”). The closing for the transaction set forth in the Agreement occurred on February 28, 2017 (the “Closing”) and on such date the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business (the “Business”) to GPS. On the Closing, GPS sold units representing 80.1% of the units of GPS to the Purchaser, and Brekford continues to own 19.9% of the units of GPS. (See Note 4).

As used in these notes, the terms “Brekford”, “the Company”, “we”, “our”, and “us” refer to Brekford Corp. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

NOTE 2 – LIQUIDITY

For the three months ended March 31, 2017, the Company incurred net income of $4,778,732, used $648,005 of cash for continuing operations, and provided cash from discontinued operations of $3,634,882.  Additionally, at March 31, 2017 the company had cash available of $2,073,338 and a working capital surplus of $2,040,789.

On February 28, 2017, as presented elsewhere in this Quarterly Report, the Company completed a transaction to sell substantially all assets and certain liabilities related to its vehicle services business. From the approximately $4.0 million in cash proceeds, all outstanding debt of the Company was retired, including the Loan Agreement, the Investor Note, and the notes payable to two of its directors, Messrs. C.B. Brechin and Scott Rutherford.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months including anticipated new customer contracts will be sufficient to sustain the Company’s business initiatives through at least May 2018, but there can be no assurance that these measures will be successful or adequate. In the event that the Company’s cash reserves and cash flow from operations are not sufficient to fund the Company’s future operations, it may need to obtain additional capital.

On February 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine the businesses of Brekford and KeyStone Solutions, Inc. (“KeyStone”). Upon closing of the merger, Brekford will become a wholly-owned subsidiary of Novume Solutions, Inc., a Delaware corporation (“Novume”). For additional detail regarding this transaction, refer to Subsequent Events (Note 15).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the accounts of Brekford Corp. and its wholly owned subsidiary, Municipal Recovery Agency, LLC (“MRA”). Intercompany transactions and balances are eliminated in consolidation. MRA was dissolved in August 2016.

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

Revenue Recognition

For automated traffic safety enforcement revenue, the Company recognizes the revenue when the required collection efforts, from citizens, are completed and posted to the municipality’s account.  The respective municipality is then billed depending on the terms of the respective contract, typically 15 days after the preceding month while collections are reconciled.

For contracts where the Company receives a percentage of collected fines, revenue is calculated based upon the posted payments from citizens multiplied by the Company’s contractual percentage.  For contracts where the Company receives a specific fixed monthly fee regardless of citations issued or collected, revenue is recorded once the amount collected from citizens exceeds the monthly fee per camera.  Our fixed fee contracts typically have a revenue neutral provision whereby the municipality’s payment to the Company cannot exceed amounts collected from citizens within a given month.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. As of March 31, 2017, 10,600 shares of our common stock were held in treasury at an aggregate cost of $5,890.

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

In the three months Ended March 31 2017 and 2016, we reported financial results for both operations and discontinued operations. ASC 740-20-45 sets down the general rule for allocating income tax expense or benefit between operations and discontinued operations. The general rule requires the computation of tax expense or benefit by entity taking into consideration all items of income, expense, and tax credits. Next, a computation is made taking into consideration only those items related to continuing operations. Any difference is allocated to items other than continuing operations e.g. discontinued operations. Under these general rules, no tax expense or benefit would be allocated to discontinued operations.

An exception to these rules apply under ASC 740-20-45-7 where an entity has 1) a loss from continuing operations and income related to other items such as discontinued operations and 2) the entity would not otherwise recognize a benefit for the loss from continuing operations under the approach described in ASC 740-20-45. This fact pattern applies for the three months ended March 31, 2017 and 2016. Application of this rule exception results in the allocation of tax expense to discontinued operations with an offsetting amount of tax benefit reported by the continuing operations.

Overall, we allocated $2,132,725 and $0 of tax expense to net income from discontinued operations and an offsetting tax benefit to net loss from continuing operations in the three months ended March 31 2017 and 2016, respectively.

Income (Loss) per Share

Basic income (loss) per share is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted income (loss) per share is calculated by dividing net loss by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.  There is no dilutive effect on the loss per share during loss periods. See Note 13 for the calculation of basic and diluted income (loss) earnings per share.

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

We account for our derivative financial instruments, consisting solely of certain stock purchase warrants that contain non-standard anti-dilutions provisions and/or cash settlement features, and certain conversion options embedded in our convertible instruments, at fair value using Level 3 inputs, which are discussed in Note 8 to these condensed consolidated financial statements. We determine the fair value of these derivative liabilities using the Black-Scholes option-pricing model when appropriate, and in certain circumstances using binomial lattice models or other accepted valuation practices.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard did not have any material impact on the Company's financial position, results of operations and disclosures.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The adoption of this standard did not have any material impact on the Company's financial position, results of operations and disclosures.

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

NOTE 4 - DISCONTINUED OPERATIONS

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheet:

December 31,
2016
Current assets - discontinued operations:
Accounts receivable	$776,715
Inventory	272,679
Other current assets	20,117
Total current assets - discontinued operations	$1,069,511

Noncurrent assets - discontinued operations:
Property and equipment, net	$27,362
Other non-current assets	13,025
Total noncurrent assets - discontinued operations	$40,387

Current liabilities - discontinued operations:
Accounts payable and accrued liabilities	$664,569
Accrued Payroll	15,386
Customer Deposits	34,219
Deferred revenue	54,581
Line of Credit	202,711
Total current liabilities - discontinued operations:	$971,466

Long term liabilities - discontinued operations:
Note payable - long term portion	$452,572
Deferred rent	36,948
Notes payable - related parties, long term portion	500,000
Total long term liabilities - discontinued operations	$989,520

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Revenue	$425,269	$2,468,180
Cost of goods sold	535,376	2,284,742
Gross margin	(110,107)	183,439

Salaries and related expenses	86,327	77,680
Selling, general and administrative expenses	73,077	109,695
Total operating expenses	159,404	187,375

Operating loss	(269,511)	(3,936)

Other income (expense):
Gain on sale of discontinued operations	5,700,446	—
Interest expense, net	(24,788)	(44,440)
Total other income (expense)	5,675,658	(44,440)

Income from discontinued operations before tax	5,406,147	(48,376)

Income tax expense	2,132,725	-

Income from discontinued operations, net of tax	$3,273,422	$(48,376)

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the unaudited consolidated statements of cash flows relating to discontinued operations:

	Three Months Ended March 31
	2017	2016
Cash flows from operating activities of discontinued operations:
Adjustments to reconcile net loss to net cash used in operating activities of discontinued operations:
Gain on sale of discontinued operations, net of fees	$5,700,446	$—
Note receivable	(2,000,000)
Depreciation and amortization	36,447	134
Changes in operating assets and liabilities including assets and liabilities held for sale:
Accounts receivable	369,210	1,224,880
Prepaid expenses and other non-current assets	(1,580)	87,953
Inventory	(131,017)	52,225
Accounts payable and accrued expenses	(352,556)	(1,387,121)
Deferred revenue	(54,581)	31,975
Other liabilities	68,513	(36,111)
Net cash provided by (used in) operating activities from discontinued operations	3,634,882	(26,065)

Cash flows from investing activities in discontinued operations:
Purchases of property and equipment	4,772	(24,500)
Net cash provided by (used in) investing activities in discontinued operations	4,772	(24,500)

Cash flows from financing activities in discontinued operations:
Net change in line of credit	(202,712)	365,670
Repayment of related party notes	(500,000)	—
Borrowings (repayments) on term notes	(452,571)	84,282
Deferred financing cost	—	(13,523)
Payments on term notes	—	(166,667)
Net cash provided by (used in) financing activities in discontinued operations	$(1,155,283)	$269,762

NOTE 5 – LINE OF CREDIT AND OTHER NOTES PAYABLE

Line of Credit

On July 12, 2016 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Fundamental Funding LLC (the “Lender”).  The Loan Agreement provided for a multi-draw loan to the Company for (i) the Company’s accounts receivable, the lesser of (y) $2,500,000 or (z) 85% of the Company’s eligible accounts and (ii) the Company’s inventory advances, the lesser of (y) $500,000 or (z) 50% of the eligible inventory (the “Revolving Loans”). The maximum amount available to the Company under the Loan Agreement for the Revolving Loans was $3,500,000 (the “Credit Limit”). In addition, the Lender agreed to provide the Company with an accommodation loan in an amount not to exceed $500,000, which was to be repaid in thirty-six (36) equal monthly installments of principal and interest (the “Accommodation Loan” and together with the Revolving Loans, the “Loans”).

On the Closing Date, the Lender advanced the Company $533,670.  The amounts advanced under the Loan Agreement were due and payable on the three (3) year anniversary of the Closing Date (the “Maturity Date”), and thereafter, the Maturity Date was to be automatically extended for successive periods of one year unless the Company shall give lender written notice of termination not less than ninety (90) days prior to the end of such term or renewal term, as applicable. Lender could have terminated the Loan Agreement at any time in its sole discretion by giving the Company ninety (90) days prior written notice, provided that upon an Event of Default (as defined in the Loan Agreement), Lender could terminate the Loan Agreement without notice to the Company, effective immediately. Upon termination by the Lender, the Company would have been required to pay certain termination fees based on a percentage of the Credit Limit as set forth in the Loan Agreement.

The outstanding principal balance under the Note for the Revolving Loans bore interest at a rate per annum equal to the “prime rate” published from time to time in the Wall Street Journal (the “Prime Rate”), plus 1.75% per annum, accruing daily and payable monthly. The outstanding principal balance under the Accommodation Loan bore interest at a rate per annum equal to the Prime Rate in effect from time to time, plus 12.75% per annum, accruing daily and payable monthly.    Notwithstanding any other provision in the Loan Agreement, interest on Loans was calculated on the higher of: (i) the actual average monthly balance of all Loans from the prior month, or (ii) $1,350,000. In addition the Company was subject to certain monthly or annual fees on the Loans as set forth in the Loan Agreement.

The remaining portion of the Credit Limit could be advanced to the Company upon written notice provided to the Lender during the period beginning from the Closing Date through the Maturity Date provided no default had occurred under the Loan Agreement. The Company could prepay any portion of the Accommodation Loan, in whole or in part, to Lender on or prior to the Maturity Date.

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

In addition, on the Closing Date, the Company entered into a subordination agreement with each of C.B. Brechin and Scott Rutherford, each a Company director, as well as with the Investor described in Note 8 pursuant to which each of the parties agreed to subordinate all present and future indebtedness held by each of them to the obligations of the Lender.

On the Closing Date, as part of the Loan Agreement and to secure the payment and performance of all of the obligations owed to Lender under the Loan Agreement when due, the Company granted to Lender a security interest in all right, title and interest to all assets of the Borrower, whether now owned or hereafter arising or acquired and wherever located.

The Loan Agreement contained customary affirmative and negative covenants for loan agreements of its type, including but not limited to, limiting the Company’s ability to pay dividends or make any distributions, incur additional indebtedness, grant additional liens, engage in any other lime of business, make investments, merge, consolidate or sell all or substantially all of its assets and enter into transactions with related parties.  The Loan Agreement also contained certain financial covenants, including, but not limited to, a debt service coverage ratio.

The Loan Agreement included customary events of default, including but not limited to, failure to pay principal, interest or fees when due, failure to comply with covenants, default under certain other indebtedness, certain insolvency or bankruptcy events, the occurrence of certain material judgments the institution of any proceeding by a government agency or a change of control of the Company.

All borrowings under the Loan Agreement were due upon a default under the terms of the Loan Agreement. The Company’s obligations under the Loan Agreement were guaranteed by C.B. Brechin, a Company director, pursuant to the terms of a surety agreement.

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

Other Notes Payable

The Company financed certain vehicles and equipment under finance agreements. The agreements matured at various dates through December 2017. Principal maturities in 2017 were $20,150. The agreements required various monthly payments of principal and interest until maturity. As of March 31, 2017 and December 31, 2016, financed assets of $0 and $19,475, respectively, net of accumulated amortization of $0 and $122,441, respectively, are included in property and equipment on the balance sheets. The weighted average interest rate was 3.75% at March 31, 2017 and December 31, 2016. All notes were repaid in full on February 28, 2017.

NOTE 6 – CONVERTIBLE NOTES PAYABLE – STOCKHOLDERS

Brekford financed the repurchase of shares of its common stock and warrants from the proceeds of convertible promissory notes that were issued by Brekford on November 9, 2009 in favor of a lender group that included two of its directors, Messrs. C.B. Brechin and Scott Rutherford, in the principal amounts of $250,000 each (each, a “Promissory Note” and together, the “Promissory Notes”). Each Promissory Note bore interest at the rate of 12% per annum and at the time of issuance was to be convertible into shares of Brekford Corp. common stock, at the option of the holder, at an original conversion price of $.07 per share. At the time of issuance, Brekford agreed to pay the unpaid principal balance of the Promissory Notes and all accrued but unpaid interest on the date that was the earlier of (i) two years from the issuance date or (ii) 10 business days after the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

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

On November 9, 2015, the maturity dates of the Stockholder Notes were extended to the earlier of (i) November 9, 2016 or (ii) 10 business days from the date on which Brekford Corp. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000. Mr. Brechin and Mr. Rutherford indicated that they would not exercise their right of repayment prior to March 31, 2017.

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

The Company anticipated that the maturity date of the Stockholder Notes would continue to be extended for the foreseeable future; thus, they were classified as long-term liabilities. As of December 31, 2016, the amounts outstanding under the Stockholder Notes totaled $500,000. On March 1, 2017, the balance was repaid in full.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE - INVESTOR

On March 17, 2015, the Company entered into a note and warrant purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased an aggregate principal amount of $715,000 of a 6% convertible promissory note issued by the Company for an aggregate purchase price of $650,000 (the “Investor Note”). The Investor Note bore interest at a rate of 6% per annum and the principal amount is due on March 17, 2017. Any interest that accrued under the Investor Note was payable either upon maturity or upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Investor Note was convertible at the option of the Investor at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $0.25 per share and (ii) 70% of the average of the lowest three volume weighted average prices for the twelve (12) trading days prior to such conversion (the “Conversion Price”). In no event could the Conversion Price have been less than $0.10; provided, however, that if on or after the date of the Agreement the Company sold any Common Stock or Common Stock Equivalents (as defined in the Agreement) at an effective price per share that was less than $0.10 per share, then the Conversion Price would be equal to the par value of the Common Stock then in effect. In connection with the Agreement, the Investor received a warrant to purchase 780,000 shares of Common Stock (the “Warrant”). The Warrant is exercisable for a period of five years from the date of issuance at an exercise price of $0.50 per share, subject to adjustment (the “Exercise Price”).

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

The following table provides information relating to the Investor Note at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Convertible promissory note payable	$—	$340,000
Original issuance discount, net of amortization of the $65,000 and $61,786 as of March 31, 2017 and December 31, 2016	—	(3,214)
Beneficial conversion feature, net of amortization of $557,921 and $530,338 as of March 31, 2017 and December 31, 2016	—	(27,583)
Warrant feature, net of amortization of the $92,079 and $87,527 as of March 31, 2017 and December 31, 2016	—	(4,552)
Original issuance cost, net of amortization of $52,500 and $46,996 as of March 31, 2017 and December 31, 2016	—	(5,504)
Convertible promissory note payable, net	$—	$299,147

We evaluated the financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the Investor Note was afforded the exemption for conventional convertible instruments due to its fixed conversion rate. The Investor Note had an explicit limit on the number of shares issuable so it did meet the conditions set forth in current accounting standards for equity classification. The debt was issued with non-detachable conversion options that were beneficial to the investors at inception, because the conversion option had an effective strike price that was less than the market price of the underlying stock at the commitment date. The accounting for the beneficial conversion feature requires that the beneficial conversion feature be recognized by allocating the intrinsic value of the conversion option to additional paid-in-capital, resulting in a discount on the convertible notes, which would be amortized and recognized as interest expense.

Accordingly, a portion of the proceeds was allocated to the Warrant based on its relative fair value, which totaled $92,079 using the Black Scholes option-pricing model. Further, the Company attributed a beneficial conversion feature of $557,921 to the shares of Common Stock issuable under the Investor Note based upon the difference between the effective Conversion Price and the closing price of the Common Stock on the date on which the Investor Note was issued. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.56%, (iv) expected life of five years, and (v) estimated fair value of the Common Stock of $0.26 per share. The expected term of the Warrant represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms. The Company recorded amortization of the beneficial conversion feature and warrant feature of the Investor Note in other expense in the amount of $27,583 and $4,552 during the three months ended March 31, 2017 and $60,514 and $9,987, during the three months ended March 31, 2016, respectively.

The Company recorded an original issue discount of $65,000 to be amortized over the term of the Agreement as interest expense. The Company recognized $3,214 and $11,608 of interest expense as a result of the amortization during the three months ended March 31, 2017 and 2016 respectively, which also includes the unamortized original issue discount attributable to the $100,000 principal converted to equity in the three months ended March 31, 2016.

On February 28, 2017, the Company repaid the remaining balance in full and retired the note.

NOTE 8 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, in conjunction with the issuance of the Investor Note (see Note 7), the Company issued the Warrant, which permits the Investor to purchase 840,000 shares of Common Stock, including 60,000 related to the financing costs, with an exercise price of $0.50 per share and a life of five years.

The Exercise Price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $0.50 a share. The Company accounted for the conversion option of the Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Warrant has been measured at fair value at March 31, 2017 and December 31, 2016 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 80.5% - 105.1%; (iii) weighted average risk-free interest rate of 1.14-1.93%; (iv) expected life of five years; and (v) estimated fair value of the Common Stock of $0.10-$0.26 per share.

At March 31, 2017 and December 31, 2016, the outstanding fair value of the derivative liability was $17,472 and $24,360, respectively. There were no warrants issued during the three months ended March 31, 2017.

NOTE 9 – LEASES

The Company rents office space under separate non-cancelable operating leases. Rent expense under our main headquarters lease, that was due to expire on April 30, 2020, amounted to $32,040 and $42,810 for the three months ended March 31, 2017 and 2016, respectively. On February 28, 2017 the headquarters lease was assumed by Global Public Safety, and the Company signed a month-to-month sub-lease with Global Public Safety payable at 15% of the original lease.

The Company also leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating lease expiring on June 30, 2017. Rent expense under this lease amounted $12,300 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 10 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several ATSE contracts with government agencies, of which net revenue from four customers during the three months ended March 31, 2017 represented 54% of the total net revenue. Four customers accounted for 91% of total accounts receivable as of March 31, 2017, which was subsequently collected.

Net revenue from five customers during the three months ended March 31, 2016 represented 63% of the total net revenue. Accounts receivable due from four customers at December 31, 2016 amounted to 88% of total accounts receivable at that date.

Major Vendors

The Company purchased products and services for fulfillment of ATSE contracts from several vendors. As of March 31, 2017 and December 31, 2016, accounts payable due to these vendors amounted to 38% and 47% of total accounts payable, respectively.

NOTE 11 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”).

Stock Options

The Company recorded $3,379 and $3,737 in stock option compensation expense during in the period ending March 31, 2017 and 2016, respectively, related to the stock option grants. There were no options granted during the three months ended March 31, 2017.

Summary of the option activity for three months ended March 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	550,000	$0.20	3.00	$0.00
Granted	—	—	—	—
Forfeited or expired	(75,000)	0.12	—	0.00
Exercised	—	—	—
Outstanding at March 31, 2017	475,000	0.19	2.75	0.00
Exercisable at March 31, 2017	475,000	0.19	—	0.00
Vested and expected to vest	475,000	0.19	2.75	0.00

Restricted Stock Grants

There were no stock grants during the three months ended March 31, 2017 and 2016.

NOTE 12 – INVENTORY

As of March 31, 2017 and December 31, 2016 inventory consisted entirely of raw materials of $281,526 and $221,186, respectively.

NOTE 13 –INCOME (LOSS) PER SHARE

The following table provides information relating to the calculation of loss earnings per common share for continuing operations:

	Three Months Ended March 31
	2017	2016

Basic income (loss) earnings per share
Net income (loss) from continuing operations	$1,505,310	$(505,909)
Weighted average common shares outstanding - basic	49,311,264	44,625,236
Basic income (loss) per share	$0.03	$(0.01)

Diluted loss per share
Net income (loss) from continuing operations	$1,505,310	$(505,909)
Weighted average common shares outstanding	49,311,264	44,625,236
Potential dilutive securities	—	—
Weighted average common shares outstanding – diluted	49,311,264	44,625,236
Diluted income (loss) per share	$0.03	$(0.01)
Common stock equivalents excluded due to anti-dilutive effect	840,000	7,987,899

The following table provides information relating to the calculation of net income per common share for discontinued operations:

	Three Months Ended March 31
	2017	2016

Basic net income per share
Net income from discontinued operations	$3,273,422	$(48,376)
Weighted average common shares outstanding - basic	49,311,264	44,625,236
Basic income (loss) per share	$0.07	$(0.00)

Diluted net income per share
Net income from discontinued operations	$3,273,422	$(48,376)
Weighted average common shares outstanding	49,311,264	44,625,236
Potential dilutive securities	—	—
Weighted average common shares outstanding – diluted	49,311,264	44,625,236
Diluted income (loss) per share	$0.07	$(0.00)
Common stock equivalents excluded due to anti-dilutive effect	840,000	7,987,899

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate their fair values because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative liability	—	—	—	17,472
Total liabilities measured at fair value	$—	$—	$—	$17,472

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2016	$24,360
Fair value of derivative liabilities issued	—
Gain on change in derivative liability	(6,888)
Ending balance as of March 31, 2017	$17,472

NOTE 15 – MERGER SUMMARY

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

The Merger Consideration, and each of the Brekford Exchange Ratio and the KeyStone Exchange Ratio, were determined so that, immediately after the Effective Time, the pre-merger stockholders of Brekford will own such portion of the capital stock of Novume as shall be equal to approximately 20% of the issued and outstanding Novume Common Stock, on a fully-diluted basis, and the pre-merger stockholders of KeyStone will own that portion of the capital stock of Novume as is equal to approximately 80% of the issued and outstanding Novume Common Stock, on a fully-diluted basis.

The original terms of the Merger Agreement authorized each of the Company and KeyStone to terminate the Merger Agreement if closing of the transactions contemplated under the Merger Agreement did not occur by June 1, 2017 (the “Termination Date”). On May 9, 2017, the Company, KeyStone, Novume and KeyStone entered into a First Amendment to the merger Agreement pursuant to which the Termination Date was extended until July 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Corp. (“Brekford” or the “Company”) for the three months ended March 31, 2017 and 2016 and the financial condition of Brekford Corp. at March 31, 2017. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2016 filed with its Annual Report on Form 10-K on March 28, 2017.

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

On February 7, 2017, the Company entered into a Contribution and Unit Purchase Agreement (the “Agreement”) with LB&B Associates Inc. (the “Purchaser”) and Global Public Safety, LLC (“GPS”). The closing for the transaction set forth in the Agreement occurred on February 28, 2017 (the “Closing”) and on such date the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business (the “Business”) to GPS. On the Closing, GPS sold units representing 80.1% of the units of GPS to the Purchaser, and Brekford continues to own 19.9% of the units of GPS. After the Closing, Brekford will continue to own and run other business operations that are not related to the Business.  For additional detail regarding this transaction, refer to Note 4 (Notes to Consolidated Financial Statements) elsewhere in this Quarterly Report.

On February 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine the businesses of Brekford and KeyStone Solutions, Inc., a Delaware corporation (“KeyStone”). Upon closing of the merger, Brekford will become a wholly-owned subsidiary of Novume Solutions, Inc., a Delaware corporation (“Novume”).  For additional detail regarding this transaction, refer to the Subsequent Event footnote - Note 15 (Notes to Consolidated Financial Statements) elsewhere in this Quarterly Report.

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

With respect to information provided within this Quarterly Report, including management’s discussion and analysis of financial condition and operating results, the sale transaction was completed on February 28, 2017. Products and services related to vehicle services have been treated as discontinued operations within this Quarterly Report. The assets and liabilities of our vehicle services business are classified as held for sale on the consolidated balance sheet as of December 31, 2016, and the operating results of the vehicle services business are reflected as discontinued operations in the consolidated statements of earnings for the period of January 1, 2017 through February 28, 2017 and the three months ended March 31, 2016.

Purchasing and Order Fulfillment

We work with manufacturers and distributors to secure the lowest cost possible while taking advantage of any available incentives in order to provide competitive pricing and minimize delivery time to our customers while maintaining our product margins. Typically, once we sign an ATSE contract with our customers, we then purchase required components from manufacturers and assemble the camera systems at our facility in Hanover, Maryland. Sales generally are for services only, with Brekford maintaining ownership of provided hardware and software.

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

The Merger Consideration, and each of the Brekford Exchange Ratio and the KeyStone Exchange Ratio, were determined so that, immediately after the Effective Time, the pre-merger stockholders of Brekford will own such portion of the capital stock of Novume as shall be equal to approximately 20% of the issued and outstanding Novume Common Stock, on a fully-diluted basis, and the pre-merger stockholders of KeyStone will own that portion of the capital stock of Novume as is equal to approximately 80% of the issued and outstanding Novume Common Stock, on a fully-diluted basis.

Closing Conditions

The closing of the Merger Agreement will take place upon the fulfillment or waiver of all of the conditions to closing set forth in Article VIII of the Merger Agreement or as soon thereafter as practicable, but not later than July 31, 2017, unless otherwise mutually agreed by Brekford and KeyStone. One closing condition is that each of Brekford and KeyStone receive all stockholder approvals and corporate approvals required by the Delaware General Corporations Code and the organizational documents of each company to complete the Mergers. This satisfaction of this condition is assured. On February 10, 2017, the board of directors of Brekford authorized and approved the Mergers and the adoption of the Merger Agreement. On the same day, Chandra Brechin, a member of Brekford’s Board of Directors, Scott Rutherford, Brekford’s Chief Strategic Officer and a member of its Board of Directors and Robert West, a member of the Board of Directors of Brekford who own an aggregate of 25,712,787 shares of Brekford Common Stock, which represent approximately 52.13% of the issued and outstanding shares of Brekford's Common Stock entered into separate agreements (“Voting Agreements”) with Brekford pursuant to which they separately agreed with Brekford to vote all of their shares in favor of the Brekford Merger and against any action or transaction that would delay or compromise the ability of Brekford to effectuate the Mergers. On February 9, 2017, the board of directors of KeyStone (the “KeyStone Board”) authorized and approved the Mergers and the adoption of the Merger Agreement. On the same date, certain holders of more than 51% of the issued and outstanding shares of KeyStone Common Stock entered into Voting Agreements with KeyStone, and such holders indeed delivered written consents to KeyStone approving the Mergers and adopt the Merger Agreement.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following tables summarize selected items from the consolidated statements of operations from continuing operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	Three Months Ended March 31,		(Decrease) / Increase
	2017	2016	$	%
Net Revenues	$748,168	$612,946	$135,222	22.1%

Cost of Revenues	295,187	184,130	111,057	60.3%

Gross Profit	$452,981	$428,816	$24,165	5.6%

Gross Profit Percentage of Revenue	60.5%	70.0%

Revenues

Revenue for the three months ended March 31, 2017 amounted to $748,168 as compared to revenue of $612,946 for the three months ended March 31, 2016, representing an increase of $135,222 or 22.1%. The increase was attributable to the addition of new contracts in New Rochelle, New York, Brice, Ohio, and Calvert County, Maryland, as well as deployment of additional cameras for existing clients. The increase was offset by a decrease in revenue from our Saltillo, Mexico program which reported no revenue for the three months ended March 31, 2017. On March 11, 2017 the City resumed collection efforts for unpaid fines and announced that these efforts would continue through the expiration of the contract on December 31, 2017.

Our contract structures generate revenue based on either a percentage of fines collected by our customers or a fixed monthly flat fee per camera. At March 31, 2017 approximately 80% of our contracts were based on a percentage of fines collected and 20% were based on a monthly flat fee per camera. Certain contracts in the state of Maryland were converted in 2016 from percentage of fines collected to monthly flat fee as a result of a change in the law that prohibits ATSE contractors from being compensated in relation to volume of fines collected. The remainder of our Maryland contracts will be converted to a flat monthly fee structure in 2017.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2017 amounted to $295,187 as compared to $184,130 for the three months ended March 31, 2016, an increase of $111,057 or 60.3%. This increase was related to direct labor and materials costs associated with increased camera deployments and citation issuances.

Gross Profit

Gross profit for the three months ended March 31, 2017 amounted to $452,981 as compared to $428,816 for the three months ended March 31, 2016, an increase of $24,165 or 5.6%.  The increase was primarily due to new programs and offset by a reduction in recurring revenue from the Saltillo, Mexico program as discussed previously.  Gross margin for three months ended March 31, 2017 was 60.5% as compared to 70.0% for the three months ended March 31, 2017. The margin reduction was primarily due to an increase in percentage of monthly flat fee contracts as discussed previously.

Expenses

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	$	%
OPERATING EXPENSES
Salaries and related expenses	$426,963	$402,180	$24,783	6.2%
Selling, general and administrative expenses	352,472	301,645	50,827	16.9%
Total operating expenses	$779,435	$703,825	$75,610	10.7%

Salaries and Related Expenses

Salaries and related expenses for the three months ended March 31, 2017 amounted to $426,963 as compared to $402,180 for the three months ended March 31, 2016, an increase of $24,783 or 6.1%. The increase was attributable to compensation increases for existing engineering and business development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 amounted to $352,472 as compared to $301,645, for the three months ended March 31, 2016, an increase of $50,827 or 16.9%. The increase was primarily driven by corporate and professional fees related to our recent transactions.

Other Expenses, net

Total other expenses, net for the three months ended March 31, 2017 amounted to $236,368 compared to $230,900 for the three months ended March 31, 2016, an increase of $5,468, or 2.4%. The increase is due to the expense of finance and interest related costs of $248,352, primarily related to the early termination fees of $124,000 and write-off of prepaid financing costs of $69,681, in the three months ended March 31, 2017 compared to finance and interest related costs of $107,588 and the loss on extinguishment of debt of $122,472 for the three months ended March 31, 2016.

Net Income (Loss)

Net income from continuing operations for the three months ended March 31, 2017 amounted to $1,505,310 compared to a net loss of $505,909 for the three months ended March 31, 2016, an increase of $2,011,219. A tax benefit of $2,068,132 was the primary driver of the increase. Excluding the tax benefit, net loss from continuing operations before income taxes for the three months ended March 31, 2017 amounted to $562,822 for an increase of $56,913 or 11.2% as compared to net loss from continuing operations before income taxes of $505,909 for the three months ended March 31, 2016. The small change was attributable to higher overall expenses, offset by the higher gross profit, as discussed previously.

Financial Condition, Liquidity and Capital Resources

At March 31, 2017, we had total current assets of approximately $3.17 million and total current liabilities of approximately $1.13 million resulting in a working capital surplus of approximately $2.04 million. At March 31, 2017 inventory totaled approximately $0.3 million consisting primarily of ATSE cameras components. In comparison, at December 31, 2016, we had total current assets of approximately $2.36 million and total current liabilities of approximately $1.81 million, resulting in a working capital surplus of approximately $0.55 million.

The Company’s accumulated deficit decreased to approximately $7.2 million at December 31, 2016 from $12.0 million at December 31, 2016, as a result of the net income recorded for the three months ended March 31, 2017. Cash flows used in continuing operations for the three months ended March 31, 2017 were approximately $0.6 million, compared to cash flows used in continuing operations for the three months ended March 31, 2016 of approximately $0.03 million.

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

As discussed in Note 6 to the condensed consolidated financial statements presented elsewhere in this Quarterly Report, the Company is indebted to C.B. Brechin and Scott Rutherford under unsecured promissory notes in the aggregate balance of $500,000 as of December 31, 2016.  On November 7, 2016, the maturity dates of these unsecured promissory notes were extended to the earlier of (i) November 7, 2017 or (ii) 10 business days from the date on which Brekford closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On March 17, 2015, the Company entered into a note and warrant purchase agreement providing for immediate funding of $650,000 through the issuance of the Investor Note (see Note 7 to the consolidated financial statements presented elsewhere in this Quarterly Report for additional detail). The primary use of proceeds was to fund startup costs for the initial phase of a project in Mexico providing turnkey ATSE services to the City of Saltillo, which began operations in the second quarter of 2015.

On February 28, 2017, as presented elsewhere in this Quarterly Report, the Company completed a transaction to sell substantially all assets and certain liabilities related to its vehicle services business. From the approximately $4.0 million in cash proceeds, all outstanding debt of the Company was retired, including the Loan Agreement, the Investor Note, and the notes payable to Brechin and Rutherford.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next twelve months including anticipated new customer contracts will be sufficient to sustain the Company’s business initiatives through at least May 2018, but there can be no assurance that these measures will be successful or adequate.

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

Net cash used in operating activities from continuing operations was $648,005 for the three months ended March 31, 2017 compared to net cash used in operating activities from continuing operations of $261,788 for the three months ended March 31, 2016. Cash was used primarily to fund our operations and working capital needs, net of non-cash expenditures such as depreciation and amortization, share based compensation for services and financing related costs. For the three months ended March 31, 2017, the net income $4,778,732, offset by a gain on sale of the vehicle services of $5,700,446, a decrease in current assets, net, of $170,683 and an increase in current liabilities, net, of $338,919 were the primary drivers of the cash used in operating activities for continuing operations.

During the three months ended March 31, 2016, the net loss of $554,285 offset by a non-cash loss on the extinguishment of debt of $122,472, a decrease in current assets, net, of $102,000 and an increase in current liabilities, net, of $145,163 were the primary drivers of the cash provided by operating activities for continuing operations.

Net cash provided by operating activities from discontinued operations was $3,634,882 for the three months ended March 31, 2017 compared to net cash used in operating activities from discontinued operations of $26,065 for the three months ended March 31, 2016. In the three months ended March 31, 2017, the gain on sale of the vehicle services of $5,700,446 was offset by a $2,000,000 note receivable, providing $3,700,446 in proceeds, net of costs, offset by net cash used to fund operating activities from discontinued operations of $65,564.

Cash Flows Used in Investing Activities

There was no cash used for the period ended March 31, 2017 or March 2016 for continuing operations.

Cash Flows Provided by Financing Activities

Net cash used in financing activities from continuing operations was $354,646 for the three months ended March 31, 2017 and net cash provided by financing activities was $6,716 for the three months ended March 31, 2016. In the three months ended March 31, 2017, the Company paid other notes payable of $354,646. In the three months ended March 31, 2016, the Company made aggregate principal payments of $7,273 under capital leases and other note obligations and advanced net proceeds of $13,989 from the line of credit.

Net cash used in financing activities from discontinued operations was $1,155,283 for the three months ended March 31, 2017 compared to net cash provided by financing activities from discontinued operations of $269,762 for the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 discusses  those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the three months ended March 31, 2017, and that no material changes therein have occurred.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act.  Based on this evaluation, because of the Company’s limited resources and limited number of employees as discussed below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2017.

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

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.  These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.  In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2017 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP.  Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not required to attestation by our registered public accounting firm under section 404(a) of the Sarbanes-Oxley Act.

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

Changes in Internal Controls

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the three months ended March 31, 2017 that are material to the Company or its assets.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

Neither Brekford Corp. nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the three months ended March 31, 2017.

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

Brekford Corp.

Date: May 15, 2017	By:	/s/ Rodney Hillman
Rodney Hillman
President and Chief Operating Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Contribution and Unit Purchase Agreement, dated February 6, 2017(1)
10.2	Agreement and Plan of Merger dated February 10, 2017, among Novume Solutions, Inc., KeyStone Solutions, Inc.(2) Brekford Corp., KeyStone Merger Sub, Inc., and Brekford Merger Sub, Inc.
10.3	Subordinated Promissory Note issued to Brekford Corp.(3)
10.4	Pledge Agreement by LB&B Associates Inc. in favor of Brekford Corp.(3)
10.5	Transition Services Agreement between Brekford Corp. and Global Public Safety, LLC(3)
10.6	Sublease Agreement between Global Public Safety, LLC and Brekford Corp.(3)
10.7	Amended and Restated Limited Liability Company Agreement.(3)
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

(1) Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2017
(2) Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2017
(3) Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2017