Form 10-Q
period 2017-06-30
Brekford Traffic Safety, Inc.
filed 2017-08-14
CIK 1357115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-52719

———————
Brekford Traffic Safety, Inc.
(Exact name of registrant as specified in its charter)
———————

Delaware	20-4086662
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

7020 Dorsey Road, Hanover, Maryland 21076
(Address of Principal Executive Office) (Zip Code)

(410) 762-0800
(Registrant’s telephone number, including area code)
Brekford Corp.
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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☑
         Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The registrant had 49,311,264 shares of common stock, par value $0.0001 per share outstanding as of August 14, 2017.

 Brekford Traffic Safety, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
 Brekford Traffic Safety, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$1,853,215	$591,618
Accounts receivable, net of allowance $0 at June 30, 2017 and December 31, 2016, respectively	225,554	115,106
Unbilled receivables	373,799	314,262
Prepaid expenses	28,317	53,211
Note receivable - current, including accrued interest of $20,055 at June 30, 2017	320,055	—
Inventory	215,254	221,186
Current assets - discontinued operations	—	1,069,511
Total current assets	3,016,194	2,364,894
Property and equipment, net	292,877	208,310
Other non-current assets	—	9,877
Investment in GPS	262,140	—
Note receivable - non-current	1,700,000	—
Non-current assets - discontinued operations	—	40,387
TOTAL ASSETS	$5,271,211	$2,623,468
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$963,412	$721,880
Accrued payroll and related expenses	54,714	17,062
Obligations under other notes payable – current portion	—	20,150
Derivative liability	18,228	24,360
Other liabilities	70,000	55,408
Current liabilities - discontinued operations	—	971,466
Total current liabilities	1,106,354	1,810,326

LONG - TERM LIABILITIES
Deferred rent, net of current portion	—	6,520
Convertible promissory notes, net of debt discounts of $40,853 at December 31, 2016	—	299,147
Long term liabilities - discontinued operations	—	989,520
Total long-term liabilities	—	1,295,187
TOTAL LIABILITIES	1,106,354	3,105,513

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 150,000,000 shares authorized; 49,311,264 issued and outstanding, at June 30, 2017 and 2016	4,931	4,931
Additional paid-in capital	11,531,575	11,515,472
Treasury stock, at cost 10,600 shares at June 30, 2017 and December 31, 2016	(5,890)	(5,890)
Accumulated deficit	(7,365,984)	(11,996,783)
Other comprehensive income	225	225
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,164,857	(482,045)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,271,211	$2,623,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Brekford Traffic Safety, Inc.
  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

NET REVENUE	$835,822	$607,252	$1,583,990	$1,220,197
COST OF REVENUE	292,716	242,763	587,902	426,893
GROSS PROFIT	543,106	364,489	996,088	793,304

OPERATING EXPENSES
Salaries and related expenses	403,222	430,203	830,185	832,383
Selling, general and administrative expenses	302,043	275,608	654,516	577,254
TOTAL OPERATING EXPENSES	705,265	705,811	1,484,701	1,409,637
LOSS FROM OPERATIONS	(162,159)	(341,322)	(488,613)	(616,333)
OTHER (EXPENSE) INCOME:
Interest income	14,981	—	20,077	—
Interest expense	—	(105,524)	(248,351)	(213,110)
Change in fair value of derivative liability	(756)	71,148	6,132	70,308
Loss on extinguishment of debt	—	(38,923)	—	(161,395)
TOTAL OTHER INCOME (EXPENSE)	14,225	(73,299)	(222,142)	(304,197)
Loss before income taxes	(147,934)	(414,621)	(710,755)	(920,530)
Income tax benefit	—	152,700	2,068,132	152,700
Net (loss) income from continuing operations	(147,934)	(261,921)	1,357,377	(767,830)
Net income from discontinued operations	—	282,762	3,273,422	234,387
NET (LOSS) INCOME	(147,934)	20,841	4,630,799	(533,443)
OTHER COMPREHENSIVE LOSS – foreign currency translation	—	(1,437)	—	(1,437)
Comprehensive (loss) income	$(147,934)	$19,404	$4,630,799	$(534,880)
Net income (loss) per share from continuing operations – basic	$(0.00)	$(0.01)	$0.03	$(0.02)
Net income per share from discontinued operations – basic	$—	$0.01	$0.07	$0.01
Net income (loss) per share – basic	$(0.00)	$0.00	$0.10	$(0.01)
Net income (loss) per share from continuing operations – diluted	$(0.00)	$(0.01)	$0.03	$(0.02)
Net income per share from discontinued operations – diluted	$—	$0.01	$0.07	$0.01
Net income (loss) per share – diluted	$(0.00)	$0.00	$0.10	(0.01)
Weighted average shares outstanding used in computing per share amounts:
Basic	49,311,264	46,454,266	49,311,264	45,876,068
Diluted	49,311,264	54,148,048	49,311,264	53,569,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Brekford Traffic Safety, Inc.
  Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2017	2016
Cash flows from operating activities:
Net income (loss)	$4,630,799	$(533,443)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	60,528	46,218
Share-based compensation	16,103	47,074
Amortization of debt discount and warrant features	35,349	162,559
Amortization of financing cost	—	34,447
Change in fair value of derivative liability	(6,132)	(70,308)
Loss on extinguishment of debt	—	161,394
Gain on sale of discontinued operations	(5,700,446)	—
Changes in operating assets and liabilities including assets and liabilities held for sale:
Accounts receivable	(110,448)	(7,578)
Interest receivable	(20,055)	—
Unbilled receivables	(59,537)	(156,790)
Prepaid expenses and other non-current assets	24,894	2,669
Inventory	5,934	9,200
Accounts payable and accrued expenses	241,532	199,862
Accrued payroll and related expenses	37,652	778
Other assets	9,877	—
Customer deposits	—	13,573
Accrued tax liability	14,592	—
Deferred rent	(6,520)	(78)
Other liabilities	4,557	—
Net cash used in operating activities from continuing operations	(821,321)	(90,423)
Net cash provided by (used in) operating activities from discontinued operations	3,758,157	(586,592)
Net cash provided by (used in) operating activities	2,936,836	(677,015)

Cash flows from investing activities including non-current assets held for sale:
Purchases of property and equipment	(165,310)	—
Net cash used in investing activities from continuing operations	(165,310)	—
Net cash used in investing activities from discontinued operations	—	(24,500)
Net cash used in investing activities	(165,310)	(24,500)

Cash flows from financing activities:
Payments on other notes payable	(20,150)	(24,817)
Repayments on term notes	(334,496)	(24,808)
Net change in line of credit	—	209,324
Net cash (used in) provided by financing activities from continuing operations	(354,646)	159,699
Net cash (used in) provided by discontinued operations financing activities	(1,155,283)	407,835
Net cash (used in) provided by financing activities	(1,509,929)	567,534

Effect of foreign currency translation	—	25
Net change in cash	1,261,597	(133,956)
Cash – beginning of year	591,618	580,400
Cash – end of year	$1,853,215	$446,444

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,341	$121,980
Conversion of notes payable in exchange for common stock	$—	$150,000
Note receivable attained in sale of discontinued operations	$2,000,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Brekford Traffic Safety, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2017 and 2016

NOTE 1 – DESCRIPTION OF THE BUSINESS

Brekford Traffic Safety, Inc. (the “Company” or “Brekford”) (OTCQX:BFDI), headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully integrated automated traffic safety enforcement (“ATSE”) solutions, including speed, red light, and distracted driving camera systems. The Company’s core values of integrity, accountability, respect, and teamwork drive our employees to achieve excellence and deliver industry leading technology and services, thereby enabling a superior level of reliability to our clients.

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

As used in these notes, the terms “Brekford”, “the Company”, “we”, “our”, and “us” refer to Brekford Traffic Safety, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

NOTE 2 – LIQUIDITY

For the six months ended June 30, 2017, the Company generated net income of $4,630,799, used $821,321 of cash for continuing operations, and provided cash from discontinued operations of $3,758,157.  Additionally, at June 30, 2017 the company had cash available of $1,853,215 and a working capital surplus of $1,909,840.

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

On February 28, 2017, as presented elsewhere in this Quarterly Report, the Company completed a transaction to sell substantially all assets and certain liabilities related to its vehicle services business. The sale resulted in approximately $4.0 million in cash proceeds, which was used to retire all outstanding debts, including the Loan Agreement, the Investor Note, and the notes payable to two of its directors, Messrs. C.B. Brechin and Scott Rutherford.

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next 12 months including anticipated new customer contracts will be sufficient to sustain the Company’s business initiatives through at least August 2018, but there can be no assurance that these measures will be successful or adequate. In the event that the Company’s cash reserves and cash flow from operations are not sufficient to fund the Company’s future operations, the Company may need to obtain additional capital.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the accounts of Brekford Traffic Safety, Inc. and its wholly owned subsidiary, Municipal Recovery Agency, LLC (“MRA”). Intercompany transactions and balances are eliminated in consolidation. MRA was dissolved in August 2016.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. As of June 30, 2017 and December 31, 2016, 10,600 shares of our common stock were held in treasury at an aggregate cost of $5,890.

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

In the six months ended June 30, 2017 and 2016, we reported financial results for both operations and discontinued operations. ASC 740-20-45 sets down the general rule for allocating income tax expense or benefit between operations and discontinued operations. The general rule requires the computation of tax expense or benefit by entity taking into consideration all items of income, expense, and tax credits. Next, a computation is made taking into consideration only those items related to continuing operations. Any difference is allocated to items other than continuing operations e.g. discontinued operations. Under these general rules, no tax expense or benefit would be allocated to discontinued operations.

An exception to these rules apply under ASC 740-20-45-7 where an entity has 1) a loss from continuing operations and income related to other items such as discontinued operations and 2) the entity would not otherwise recognize a benefit for the loss from continuing operations under the approach described in ASC 740-20-45. This fact pattern applies for the six months ended June 30, 2017 and 2016. Application of this rule exception results in the allocation of tax expense to discontinued operations with an offsetting amount of tax benefit reported by the continuing operations.

Overall, we allocated $2,132,725 and $152,700 of tax expense to net income from discontinued operations and an offsetting tax benefit to net loss from continuing operations in the six months ended June 30, 2017 and 2016, respectively.

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

The closing for the transaction set forth in the Agreement occurred on February 28, 2017 (the “Closing”) and on such date the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business (the “Business”) to GPS. After the Closing, the Company continues to own and run other business operations that are not related to the Business.

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

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$4,024,475	$425,269	$6,492,655
Cost of goods sold	—	3,331,404	535,376	5,616,146
Gross margin	—	693,071	(110,107)	876,509

Salaries and related expenses	—	94,465	86,327	172,145
Selling, general and administrative expenses	—	99,719	73,077	209,413
Total operating expenses	—	194,184	159,404	381,558

Operating income (loss)	—	498,887	(269,511)	494,951

Other income (expense):
Gain on sale of discontinued operations	—	—	5,700,446	—
Interest expense, net	—	(63,425)	(24,788)	(107,864)
Total other income (expense)	—	(63,425)	5,675,658	(107,864)

Income from discontinued operations before tax	—	435,462	5,406,147	387,087

Income tax expense	—	152,700	2,132,725	152,700

Income from discontinued operations, net of tax	$—	$282,762	$3,273,422	$234,387

The following information presents the major classes of line items constituting significant operating and investing cash flow activities in the unaudited consolidated statements of cash flows relating to discontinued operations:

	Six Months Ended June 30
	2017	2016
Cash flows from operating activities of discontinued operations:
Adjustments to reconcile net loss to net cash used in operating activities of discontinued operations:
Gain on sale of discontinued operations, net of fees	$5,700,446	$—
Note receivable	(2,000,000)	—
Depreciation and amortization	6,032	7,266
Changes in operating assets and liabilities including assets and liabilities held for sale:
Accounts receivable	522,400	909,180
Unbilled receivable	—	(355,488)
Prepaid expenses and other noncurrent assets	(1,580)	11,062
Inventory	(131,017)	6,738
Other assets	—	82,705
Accounts payable and accrued expenses	(352,056)	(1,213,445)
Deferred revenue	(54,581)	1,900
Other liabilities	68,513	(36,510)
Net cash provided by (used in) operating activities from discontinued operations	3,758,157	(586,592)

Cash flows from investing activities in discontinued operations:
Purchases of property and equipment	—	(24,500)
Net cash used in investing activities in discontinued operations	—	(24,500)
Cash flows from financing activities in discontinued operations:
Net change in line of credit	(202,712)	536,136
Repayment of related party notes	(500,000)	—
Borrowings (repayments) on term notes	(452,571)	51,889
Deferred financing cost	—	(13,523)
Payments on term notes	—	(166,667)
Net cash provided by (used in) financing activities in discontinued operations	$(1,155,283)	$407,835

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

In addition, on the Closing Date, the Company entered into a subordination agreement with each of C.B. Brechin and Scott Rutherford, each a Company director, as well as with the Investor described in Note 6 pursuant to which each of the parties agreed to subordinate all present and future indebtedness held by each of them to the obligations of the Lender.

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

At December 31, 2016, the Company had $274,795 in indebtedness under the Revolving Facility, excluding the finance cost of $72,084, and $452,571 in outstanding indebtedness under the Term Loan, and the Company could have borrowed up to an additional $2,725,205 under the Revolving Facility. As of December 31, 2016, we were out of compliance with one of the financial covenants contained in the Credit Facility as a result of the loss recorded for the year ended December 31, 2016. The Company did not request a waiver for the year ended December 31, 2016 and the Revolving Facility and Term Loan were repaid in full on February 28, 2017.

Other Notes Payable

The Company financed certain vehicles and equipment under finance agreements. The agreements are due to mature at various dates through December 2017. Principal maturities in 2017 were $20,150. The agreements required various monthly payments of principal and interest until maturity. As of June 30, 2017 and December 31, 2016, financed assets of $0 and $19,475, respectively, net of accumulated amortization of $0 and $122,441, respectively, are included in property and equipment on the balance sheets. The weighted average interest rate was 3.75% at June 30, 2017 and December 31, 2016. All notes were repaid in full on February 28, 2017.

NOTE 6 – CONVERTIBLE NOTES PAYABLE – STOCKHOLDERS

Brekford financed the repurchase of shares of its common stock and warrants from the proceeds of convertible promissory notes that were issued by Brekford on November 9, 2009 in favor of a lender group that included two of its directors, Messrs. C.B. Brechin and Scott Rutherford, in the principal amounts of $250,000 each (each, a “Promissory Note” and together, the “Promissory Notes”). Each Promissory Note bore interest at the rate of 12% per annum and at the time of issuance was to be convertible into shares of Brekford Traffic Safety, Inc. common stock, at the option of the holder, at an original conversion price of $.07 per share. At the time of issuance, Brekford agreed to pay the unpaid principal balance of the Promissory Notes and all accrued but unpaid interest on the date that was the earlier of (i) two years from the issuance date or (ii) 10 business days after the date on which Brekford Traffic Safety, Inc. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On April 1, 2010, Brekford Traffic Safety, Inc. and each member of the lender group executed a First Amendment to the Unsecured Promissory Note, which amended the Promissory Notes as follows:

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

On November 8, 2013, Brekford Traffic Safety, Inc. and each member of the lender group agreed to extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2014 or (ii) 10 business days after the date on which Brekford Traffic Safety, Inc. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On November 4, 2014, Brekford Traffic Safety, Inc. and each member of the lender group agreed to further extend the maturity dates of the Promissory Notes to the earlier of (i) November 9, 2015 or (ii) 10 business days after the date on which Brekford Traffic Safety, Inc. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000.

On November 9, 2015, the maturity dates of the Stockholder Notes were extended to the earlier of (i) November 9, 2016 or (ii) 10 business days from the date on which Brekford Traffic Safety, Inc. closes an equity financing that generates gross proceeds in the aggregate amount of not less than $5,000,000. Mr. Brechin and Mr. Rutherford indicated that they would not exercise their right of repayment prior to June 30, 2017.

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

On March 31, 2016, the Investor converted $50,000 of principal and $3,123 of accrued interest due under the Investor Note into 510,310 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $72,947.

On May 31, 2016, the Investor converted $50,000 of principal and $3,627 of accrued interest due under the Investor Note into 605,928 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $38,923.

On July 1, 2016, the Investor converted $50,000 of principal and $3,880 of accrued interest due under the Investor Note into 699,733 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $40,875.

On July 27, 2016, the Investor converted $50,000 of principal and $4,093 of accrued interest due under the Investor Note into 758,670 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $45,024.

On August 31, 2016, the Investor converted $50,000 of principal and $4,381 of accrued interest due under the Investor Note into 776,869 shares of Common Stock and the Company recognized a loss on extinguishment of debt of $44,617.

The following table provides information relating to the Investor Note at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Convertible promissory note payable	$—	$340,000
Original issuance discount, net of amortization of the $65,000 and $61,786 as of June 30, 2017 and December 31, 2016	—	(3,214)
Beneficial conversion feature, net of amortization of $557,921 and $530,338 as of June 30, 2017 and December 31, 2016	—	(27,583)
Warrant feature, net of amortization of the $92,079 and $87,527 as of June 30, 2017 and December 31, 2016	—	(4,552)
Original issuance cost, net of amortization of $52,500 and $46,996 as of June 30, 2017 and December 31, 2016	—	(5,504)
Convertible promissory note payable, net	$—	$299,147

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

Accordingly, a portion of the proceeds was allocated to the Warrant based on its relative fair value, which totaled $92,079 using the Black Scholes option-pricing model. Further, the Company attributed a beneficial conversion feature of $557,921 to the shares of Common Stock issuable under the Investor Note based upon the difference between the effective Conversion Price and the closing price of the Common Stock on the date on which the Investor Note was issued. The assumptions used in the Black-Scholes model are as follows:  (i) dividend yield of 0%; (ii) expected volatility of 80.5%, (iii) weighted average risk-free interest rate of 1.56%, (iv) expected life of five years, and (v) estimated fair value of the Common Stock of $0.26 per share. The expected term of the Warrant represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms. The Company recorded amortization of the beneficial conversion feature and warrant feature of the Investor Note in other expense in the amount of $27,583 and $4,552 during the six months ended June 30, 2017 and $60,514 and $9,987, during the six months ended June 30, 2016, respectively.

The Company recorded an original issue discount of $65,000 to be amortized over the term of the Agreement as interest expense. The Company recognized $3,214 and $19,336 of interest expense as a result of the amortization during the six months ended June 30, 2017 and 2016 respectively, which also includes the unamortized original issue discount attributable to the $150,000 principal converted to equity for six months ended June 30, 2016.

On February 28, 2017, the Company repaid the remaining balance in full and retired the note.

NOTE 8 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, in conjunction with the issuance of the Investor Note (see Note 7), the Company issued the Warrant, which permits the Investor to purchase 840,000 shares of Common Stock, including 60,000 shares related to the financing costs, with an exercise price of $0.50 per share and a life of five years.

The Exercise Price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $0.50 a share. The Company accounted for the conversion option of the Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Warrant has been measured at fair value at June 30, 2017 and December 31, 2016 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 80.5% - 105.1%; (iii) weighted average risk-free interest rate of 1.14-1.93%; (iv) expected life of five years; and (v) estimated fair value of the Common Stock of $0.10-$0.26 per share.

At June 30, 2017 and December 31, 2016, the outstanding fair value of the derivative liability was $18,228 and $24,360, respectively. There were no warrants issued during the six months ended June 30, 2017.

NOTE 9 – LEASES

The Company rents office space under separate non-cancelable operating leases. Rent expense under our main headquarters lease, due to expire on April 30, 2020, amounted to $42,540 and $85,622 for the six months ended June 30, 2017 and 2016, respectively. On February 28, 2017, the headquarters lease was assumed by Global Public Safety, and the Company signed a month-to-month sub-lease with Global Public Safety payable at 15% of the original lease.

The Company also leases approximately 2,500 square feet of office space from a related party under a non-cancelable operating lease expiring on December 31, 2017. Rent expense under this lease amounted $24,600 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 10 – MAJOR CUSTOMERS AND VENDORS

Major Customers

The Company has several ATSE contracts with government agencies, of which net revenue from four customers during the six months ended June 30, 2017 represented 60% of the total net revenue. Three customers accounted for 81% of total accounts receivable as of June 30, 2017, which was subsequently collected.

Net revenue from five customers during the six months ended June 30, 2016 represented 76% of the total net revenue. Accounts receivable due from four customers at December 31, 2016 amounted to 88% of total accounts receivable at that date.

Major Vendors

The Company purchased products and services for fulfillment of ATSE contracts from several vendors. As of June 30, 2017 and December 31, 2016, accounts payable due to these vendors amounted to 38% and 47% of total accounts payable, respectively.

NOTE 11 – SHARE-BASED COMPENSATION

The Company has issued shares of restricted common stock and warrants to purchase shares of common stock and has granted non-qualified stock options to certain employees and non-employees. On April 25, 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Incentive Plan”).

Stock Options

The Company recorded $16,103 and $7,474 in stock option compensation expense during in the period ending June 30, 2017 and 2016, respectively, related to the stock option grants. There were no options granted during the six months ended June 30, 2017.

Summary of the option activity for six months ended June 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	550,000	$0.20	3.00	$0.00
Granted	—	—	—	—
Forfeited or expired	(75,000)	0.12	—	0.00
Exercised	—	—	—
Outstanding at June 30, 2017	475,000	$0.19	2.50	$0.00
Exercisable at June 30, 2017	475,000	$0.19	2.50	$0.00
Vested and expected to vest	475,000	$0.19	2.50	$0.00

Restricted Stock Grants

There were no stock grants during the six months ended June 30, 2017 and 2016.

NOTE 12 – INVENTORY

As of June 30, 2017 and December 31, 2016 inventory consisted entirely of raw materials of $215,254 and $221,186, respectively.

NOTE 13 –INCOME (LOSS) PER SHARE

The following table provides information relating to the calculation of loss earnings per common share for continuing operations:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Basic income (loss) earnings per share
Net income (loss) from continuing operations	$(147,934)	$(261,921)	$1,357,377	$(767,830)
Weighted average common shares outstanding - basic	49,311,264	46,454,266	49,311,264	45,876,068
Basic income (loss) per share	$(0.00)	$(0.01)	$0.03	$(0.02)

Diluted loss per share
Net income (loss) from continuing operations	$(147,934)	$(261,921)	$1,357,377	$(767,830)
Weighted average common shares outstanding	49,311,264	46,454,266	49,311,264	45,876,068
Potential dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	49,311,264	46,454,266	49,311,264	45,876,068
Diluted income (loss) per share	$(0.00)	$(0.01)	$0.03	$(0.02)
Common stock equivalents excluded due to anti-dilutive effect	840,000	7,693,782	840,000	7,693,782

The following table provides information relating to the calculation of net income per common share for discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Basic net income per share
Net income from discontinued operations	$—	$282,762	$3,273,422	$234,387
Weighted average common shares outstanding - basic	49,311,264	46,454,266	49,311,264	45,876,068
Basic income per share	$0.00	$0.01	$0.07	$0.01

Diluted net income per share
Net income from discontinued operations	$—	$282,762	$3,273,422	$234,387
Weighted average common shares outstanding	49,311,264	46,454,266	49,311,264	45,876,068
Potential dilutive securities	—	7,693,782	—	7,693,782
Weighted average common shares outstanding – diluted	49,311,264	54,148,048	49,311,264	53,569,850
Diluted income per share	$0.00	$0.01	$0.07	$0.00
Common stock equivalents excluded due to anti-dilutive effect	840,000	—	840,000	—

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate their fair values because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities

Derivative liability	—	—	—	18,228
Total liabilities measured at fair value	$—	$—	$—	$18,228

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of December 31, 2016	$24,360
Fair value of derivative liabilities issued	—
Gain on change in derivative liability	(6,132)
Ending balance as of June 30, 2017	$18,228

NOTE 15 – MERGER SUMMARY

Merger Agreement

On July 12, 2017, the Company entered into a Second Amended and Restated Agreement and Plan of Merger being the second amended and restated version of the agreement originally dated February 10, 2017 (the “Merger Agreement”) to combine the businesses of Brekford and KeyStone Solutions, Inc., a Delaware corporation (“KeyStone”). The Merger Agreement provides that Brekford and KeyStone will each engage in merger transactions (the “Mergers”) with separate wholly-owned subsidiaries of a newly-formed company, Novume Solutions, Inc., a Delaware corporation (“Novume”). Under one merger transaction (the “Brekford Merger”), one wholly-owned subsidiary of Novume will merge with and into Brekford, leaving Brekford as a wholly-owned subsidiary of Novume. Under a separate merger transaction (the “KeyStone Merger”), KeyStone will merge with and into another wholly-owned subsidiary of Novume (“KeyStone Merger Sub”), with KeyStone Merger Sub surviving such merger. The time at which the Mergers are completed in accordance with the Merger Agreement is referred to as the “Effective Time”. As stipulated within the Merger Agreement, Brekford changed its name to Brekford Traffic Safety, Inc. on June 8, 2017.

Merger Consideration

If the Mergers are completed: (1) each share of the common stock, par value $0.0001 per share, of the Company (“Brekford Common Stock”) issued and outstanding immediately prior to the Effective Time and all rights in respect thereof, shall, without any action on the part of any holder thereof, cease to exist and be converted into and become exchangeable for the right to receive 1/15th of a share (the “Brekford Exchange Ratio”) of the common stock, par value $0.0001 per share, of Novume (“Novume Common Stock”), (2) each share of the common stock, par value $0.0001 per share, of KeyStone (“KeyStone Common Stock”) issued and outstanding immediately prior to the Effective Time and all rights in respect thereof, shall, without any action on the part of any holder thereof, cease to exist and be converted into and become exchangeable for, 1.9399449 (for convenience and readability, this ratio is referred to as 1.9399 hereinafter, but all calculations based on the ratio were completed using the actual ratio of 1.9399449) shares of Novume Common Stock (the “KeyStone Common Exchange Ratio”), and (3) each share of Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share, of KeyStone (“KeyStone Preferred Stock”) and all rights in respect thereof, shall, without any action on the part of any holder thereof, cease to exist and be converted into and become exchangeable for 1 share of the Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share, of Novume (“Novume Preferred Stock” and such 1 for 1 ratio, the “KeyStone Preferred Exchange Ratio”). The Brekford Exchange Ratio, the KeyStone Common Exchange Ratio and the KeyStone Preferred Exchange Ratio (collectively the “Exchange Ratios”) have been determined with the intent that immediately after the Mergers, the pre-merger stockholders of Brekford will own that portion of the capital stock of Novume as shall be equal to approximately 20% of the issued and outstanding Novume Common Stock, on a fully-diluted basis, and the pre-merger stockholders of KeyStone will own that portion of the capital stock of Novume as is equal to approximately 80% of the issued and outstanding Novume Common Stock, on a fully-diluted basis.

Pursuant to the Merger Agreemen each of the Company and KeyStone may terminate the Merger Agreement if closing of the transactions contemplated under the Merger Agreement did not occur by July 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the condensed operating results of Brekford Traffic Safety, Inc. (“Brekford” or the “Company”) for the three and six months ended June 30, 2017 and 2016 and the financial condition of Brekford Traffic Safety, Inc. at June 30, 2017. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2016 filed with its Annual Report on Form 10-K on March 28, 2017.

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

As used in this Quarterly Report, the terms “Brekford”, “the Company”, “we”, “our”, and “us” refer to Brekford Traffic Safety, Inc. and, unless the context clearly indicates otherwise, its consolidated subsidiary.

Our History

The Company (formerly California Cyber Design, Inc. (“CCDI”)) was incorporated in Delaware on May 27, 1998 and changed its name to American Financial Holdings, Inc. (“AFHI”) on August 11, 2004.  AFHI, a publicly-traded corporation with no operations, announced the completion of its share exchange transaction with Pelican Mobile Computers, Inc., a Maryland corporation (“Pelican Mobile”), on January 6, 2006. Pelican Mobile exchanged each issued and outstanding share of Pelican Mobile Computers (1,000 shares issued and outstanding at the time of the share exchange) for 25,000 shares of AFHI on a post-split basis (the “Share Exchange”) with an aggregate of 25,000,000 shares of common stock of AFHI issued to the former stockholders of Pelican Mobile.  At the time of the Share Exchange, the existing stockholders of AFHI retained 5,512,103 shares of AFHI’s outstanding common stock after the cancellation of approximately 2,549,000 shares of common stock. As a result, the former stockholders of Pelican Mobile became the majority stockholders of AFHI. Under the terms of the Share Exchange, the Company changed its name to Tactical Solution Partners, Inc. On April 25, 2008, the Company’s stockholders approved a proposal to change its name from Tactical Solution Partners, Inc. to Brekford International Corp. to better reflect our business strategy. Subsequently, on July 9, 2010, the Company’s stockholders approved a proposal to change our name from Brekford International Corp. to Brekford Traffic Safety, Inc. On October 27, 2010, the Company’s Board of Directors approved the merger of Pelican Mobile with Brekford Traffic Safety, Inc. pursuant to Section 253 of the General Corporation Law of the State of Delaware, with Brekford Traffic Safety, Inc. as the surviving corporation. The merger became effective upon the filing of a Certificate of Ownership and Merger with the State of Delaware (and the appropriate Articles of Merger with the State of Maryland), pursuant to the terms of an Agreement and Plan of Merger. The merger documents were filed with the States of Delaware and Maryland on October 28, 2010. Effective upon the completion of the merger, the Company’s corporate name of the Company remained as Brekford Traffic Safety, Inc. The operations of Pelican Mobile were continued by the Company without interruption following the merger.

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

On July 12, 2017, the Company entered into a Second Amended and Restated Agreement and Plan of Merger being the second amended and restated version of the agreement originally dated , February 10, 2017, (the “Merger Agreement”) to combine the businesses of Brekford and KeyStone Solutions, Inc., a Delaware corporation (“KeyStone”). Upon closing of the merger, Brekford will become a wholly-owned subsidiary of Novume Solutions, Inc., a Delaware corporation (“Novume”).  For additional detail regarding this transaction, refer to the Subsequent Event footnote - Note 15 (Notes to Consolidated Financial Statements) elsewhere in this Quarterly Report.

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

Although opponents of red light cameras cite the increase in rear-end collisions as cause for disapproval of cameras, a study conducted in February 2011 by the Insurance Institute for Highway Safety (the “IIHS”) reported that red-light cameras reduced fatal red light running crashes by 24% in 14 large U.S. cities with populations over 200,000.  IIHS concluded that if red light cameras had been operating in all 99 U.S. cities with populations over 200,000 during this study period (five years), a total of 815 deaths could have been avoided.  Because the types of crashes prevented by red light cameras tend to be far more severe than rear-end crashes, research has shown there is a net positive benefit. Photo enforcement solutions can reduce collisions, injuries and deaths by providing a useful tool for municipalities and law enforcement agencies, without unduly taxing drivers who do not break the law. Today, nearly 600 communities across the U.S. operate red light or speed camera enforcement programs.

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

●
Physical safety of ATSE operators and motorists. ATSE can operate at locations where roadside traffic stops are dangerous or infeasible, and where traffic conditions are unsafe for police vehicles to enter the traffic stream and stop suspected violators. With ATSE, there is normally no vehicle pursuit or confrontation with motorists. ATSE might also reduce the occurrence of traffic congestion due to driver distraction caused by traffic stops on the roadside.

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

The Promissory Note is secured pursuant to the terms of a Pledge Agreement (the “Pledge Agreement”) between the Company and Purchaser. Pursuant to the Pledge Agreement the Purchaser, granted the Company a continuing second priority lien and security interest in the Purchaser’s units of GPS subject to liens of the Purchaser’s senior lender.

Pursuant to the Agreement, the Company and GPS executed a Transition Services Agreement (the “Transition Services Agreement”). Pursuant to the Transition Services Agreement, the Company will perform certain support services to promote the efficient transition of the Business for the fees set forth in the Agreement.

In connection with the Agreement, the Company entered into an Amended and Restated Limited Liability Company Agreement of Global Public Safety, LLC (the “LLC Agreement”). The LLC Agreement provides for the operations of GPS and provides that all limited liability company powers of the Company shall be exercised by and under the authority of the Board of Representatives except as otherwise provided by the LLC Agreement or applicable law. The initial number of representatives constituting the Board of Representatives is three, of which the Company appointed one member and if the number of Board of Representatives is increased the Company shall be able to appoint the number of members required to maintain 1/3 of the seats on the Board of Representatives.

Pursuant to a month-to-month sublease agreement between GPS and the Company, the Company will continue to occupy 3,362 square feet of office space, located at 7020 Dorsey Road, Suite C, Hanover, Maryland 21076.

The Company also entered into a Pre-Novation Agreement with GPS pursuant to which performance under certain contracts being assigned to GPS will be made while these contracts are being assigned to GPS. The Company will also enter into a Novation Agreement, pursuant to which the government contracts being assigned to GPS will be transferred.

With respect to information provided within this Quarterly Report, including management’s discussion and analysis of financial condition and operating results, the sale transaction was completed on February 28, 2017. Products and services related to vehicle services have been treated as discontinued operations within this Quarterly Report. The assets and liabilities of our vehicle services business are classified as held for sale on the consolidated balance sheet as of December 31, 2016, and the operating results of the vehicle services business are reflected as discontinued operations in the consolidated statements of earnings for the period of January 1, 2017 through February 28, 2017 and the three and six months ended June 30, 2016.

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

Merger Agreement

As reported on Amendment Number 1 to a Form 8-K filed with the Securities and Exchange Commission on February 14, 2017, on February 10, 2017, Brekford entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine the businesses of Brekford and KeyStone Solutions, Inc., a Delaware corporation (“KeyStone”). The Merger Agreement provides that Brekford and KeyStone will each engage in merger transactions (the “Mergers”) with separate wholly-owned subsidiaries of a newly-formed company, Novume Solutions, Inc., a Delaware corporation (“Novume”). Under one merger transaction (the “Brekford Merger”), one wholly-owned subsidiary of Novume will merge with and into Brekford, leaving Brekford as a wholly-owned subsidiary of Novume. Under a separate merger transaction (the “KeyStone Merger”), KeyStone will merge with and into another wholly-owned subsidiary of Novume (“KeyStone Merger Sub”), with KeyStone Merger Sub surviving such merger. The time at which the Mergers are completed in accordance with the Merger Agreement is referred to as the “Effective Time”. As stipulated within the Merger Agreement, Brekford changed its name to Brekford Traffic Safety, Inc. on June 8, 2017.

Merger Consideration

If the Mergers are completed: (1) each share of the common stock, par value $0.0001 per share, of the Company (“Brekford Common Stock”) issued and outstanding immediately prior to the Effective Time and all rights in respect thereof, shall, without any action on the part of any holder thereof, cease to exist and be converted into and become exchangeable for the right to receive 1/15th of a share (the “Brekford Exchange Ratio”) of the common stock, par value $0.0001 per share, of Novume (“Novume Common Stock”), (2) each share of the common stock, par value $0.0001 per share, of KeyStone (“KeyStone Common Stock”) issued and outstanding immediately prior to the Effective Time and all rights in respect thereof, shall, without any action on the part of any holder thereof, cease to exist and be converted into and become exchangeable for, 1.9399449 (for convenience and readability, this ratio is referred to as 1.9399 hereinafter, but all calculations based on the ratio were completed using the actual ratio of 1.9399449) shares of Novume Common Stock (the “KeyStone Common Exchange Ratio”), and (3) each share of Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share, of KeyStone (“KeyStone Preferred Stock”) and all rights in respect thereof, shall, without any action on the part of any holder thereof, cease to exist and be converted into and become exchangeable for 1 share of the Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share, of Novume (“Novume Preferred Stock” and such 1 for 1 ratio, the “KeyStone Preferred Exchange Ratio”).

The Brekford Exchange Ratio, the KeyStone Common Exchange Ratio and the KeyStone Preferred Exchange Ratio (collectively the “Exchange Ratios”) have been determined with the intent that immediately after the Mergers, the pre-merger stockholders of Brekford will own that portion of the capital stock of Novume as shall be equal to approximately 20% of the issued and outstanding Novume Common Stock, on a fully-diluted basis, and the pre-merger stockholders of KeyStone will own that portion of the capital stock of Novume as is equal to approximately 80% of the issued and outstanding Novume Common Stock, on a fully-diluted basis.

Closing Conditions

The closing of the Merger Agreement will take place upon the fulfillment or waiver of all of the conditions to closing set forth in Article VIII of the Merger Agreement or as soon thereafter as practicable, but not later than July 31, 2017, unless otherwise mutually agreed by Brekford and KeyStone. One closing condition is that each of Brekford and KeyStone receive all stockholder approvals and corporate approvals required by the Delaware General Corporations Code and the organizational documents of each company to complete the Mergers. The satisfaction of this condition is assured. On February 10, 2017, the board of directors of Brekford authorized and approved the Mergers and the adoption of the Merger Agreement. On the same day, Chandra Brechin, a member of Brekford’s Board of Directors, Scott Rutherford, Brekford’s Chief Strategic Officer and a member of its Board of Directors and Robert West, a member of the Board of Directors of Brekford who own an aggregate of 25,712,787 shares of Brekford Common Stock, which represent approximately 52.13% of the issued and outstanding shares of Brekford's Common Stock entered into separate agreements (“Voting Agreements”) with Brekford pursuant to which they separately agreed with Brekford to vote all of their shares in favor of the Brekford Merger and against any action or transaction that would delay or compromise the ability of Brekford to effectuate the Mergers. On February 9, 2017, the board of directors of KeyStone (the “KeyStone Board”) authorized and approved the Mergers and the adoption of the Merger Agreement. On the same date, certain holders of more than 51% of the issued and outstanding shares of KeyStone Common Stock entered into Voting Agreements with KeyStone, and such holders indeed delivered written consents to KeyStone approving the Mergers and adopting the Merger Agreement.

A second closing condition requires Novume to prepare and file a Registration Statement on Form S-4 (the “Registration Statement”), which shall be declared effective by the Securities and Exchange Commission (the “SEC”) prior to the Effective Time, registering the Merger Consideration. This shall not include registration of the options issuable as Merger Consideration in exchange for options previously received by stockholders of Brekford under Brekford’s 2008 Director’s Compensation Plan or stockholders of KeyStone under KeyStone’s 2016 Equity Award Plan, which are intended to be registered separately on a Registration Statement on Form S-8 after the Effective Time. The Registration Statement will include an information statement of Brekford, which Brekford shall distribute to its stockholders in accordance with the rules and regulations of the Securities Exchange Act of 1934, as amended, prior to the Effective Time. In furtherance of this condition, Novume filed the Registration Statement with the SEC on February 10, 2017. The SEC declared the Registration Statement effective on August 3, 2017.

Finally, prior to the Effective Time, Novume shall enter into five-year employment agreements with each of Scott Rutherford, Brekford’s current Chief Strategy Officer, and Rodney Hillman, Brekford’s current President and Chief Operating Officer (the “Employment Agreements”). Pursuant to the Merger Agreement, Mr. Rutherford shall serve as Chief Technology Officer and Mr. Hillman shall serve as President and Chief Operating officer of Brekford Traffic Safety, Inc.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following tables summarize selected items from the consolidated statements of operations from continuing operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

	Three Months Ended June 30,		(Decrease) / Increase
	2017	2016	$	%
Net Revenues	$835,822	$607,252	$228,570	37.6%

Cost of Revenues	292,716	242,763	49,953	20.6%

Gross Profit	$543,106	$364,489	$178,617	49.0%

Gross Profit Percentage of Revenue	65.0%	60.0%

Revenues

Revenue for the three months ended June 30, 2017 amounted to $835,822, the highest quarterly total achieved since 2013, as compared to revenue of $607,252 for the three months ended June 30, 2016, representing an increase of $228,570 or 37.6%. The increase was attributable to the addition of new contracts in Calvert County, Maryland and Wetaskiwin, Alberta, Canada, as well as expansion of programs in New Rochelle, New York, Laurel, Maryland, and Fruitland, Maryland. The increase was offset by a decrease in revenue from our Saltillo, Mexico program which reported no revenue for the three months ended June 30, 2017. On March 11, 2017, the City resumed collection efforts for unpaid fines and announced that these efforts would continue through the expiration of the contract on December 31, 2017. We are working with the City to identify the amount due from recent collections, and to determine whether the City intends to extend the current contract beyond the expiration date.

Our contract structures generate revenue based on either a percentage of fines collected by our customers or a fixed monthly flat fee per camera. At June 30, 2017, approximately 40% of our contracts were based on a percentage of fines collected and 60% were based on a monthly flat fee per camera. As a result of a change in the law that prohibits ATSE contractors from being compensated in relation to volume of fines collected, all Maryland contracts, with the exception of one which recently expired, have been converted to a flat monthly fee structure.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2017 amounted to $292,716 as compared to $242,763 for the three months ended June 30, 2016, an increase of $49,953 or 20.6%. This increase was related to direct labor and materials costs associated with increased camera deployments and citation issuances.

Gross Profit

Gross profit for the three months ended June 30, 2017 amounted to $543,106 as compared to $364,489 for the three months ended June 30, 2016, an increase of $178,617 or 49.0%.  The increase was primarily due to new programs and current program expansions, offset by a reduction in recurring revenue from the Saltillo, Mexico program as previously discussed.  Gross margin for the three months ended June 30, 2017 was 65.0% as compared to 60.0% for the three months ended June 30, 2016. The margin increase was primarily due to economies of scale reflected by lower proportional costs of printing, mailing, wireless communications, and parts for maintenance.

Expenses

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
OPERATING EXPENSES
Salaries and related expenses	$403,222	$430,203	$(26,981)	(6.3)%
Selling, general and administrative expenses	302,043	275,608	26,435	9.6%
Total operating expenses	$705,265	$705,811	$(546)	0.0%

Salaries and Related Expenses

Salaries and related expenses for the three months ended June 30, 2017 amounted to $403,222 as compared to $430,203 for the three months ended June 30, 2016, a decrease of $26,981 or 6.3%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 amounted to $302,043 as compared to $275,608 for the three months ended June 30, 2016, an increase of $26,435 or 9.6%. The increase was primarily driven by corporate and professional fees related to our recent transactions.

Other Expenses, net

Total other expenses, net for the three months ended June 30, 2017 amounted to income of $14,255 compared to an expense $73,299 for the three months ended June 30, 2016, a change of $87,554 or 120.4%. The change was primarily due to the elimination of interest, financing, and debt extinguishment expenses in the three months ended June 30, 2017, compared to finance and interest related costs of $105,524 and the loss on extinguishment of debt of $38,923, offset by a change in fair value of derivative liability of $71,148 for the three months ended June 30, 2016.

Net Income (Loss)

Net loss from continuing operations for the three months ended June 30, 2017 amounted to $147,934 compared to a net loss of $261,921 for the three months ended June 30, 2016, a decrease of $113,987 or 43.5%. A tax benefit of $0 versus $152,700 was a primary driver of the decrease for the three months ended June 30, 2017 and 2016, respectively. Excluding the tax benefit, net loss from continuing operations before income taxes for the three months ended June 30, 2017 amounted to $147,934, compared to a net loss of $414,621 for the three months ended June 30, 2016, a decrease of $266,687 or 64.3%. The decrease was primarily driven by significantly higher gross profit, combined with flat operating expenses and lower other expenses, as discussed previously.

Results of Operations

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following tables summarize selected items from the consolidated statements of operations from continuing operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

	Six Months Ended June 30,		(Decrease) / Increase
	2017	2016	$	%
Net Revenues	$1,583,990	$1,220,197	$363,793	29.8%

Cost of Revenues	587,902	426,893	161,009	37.7%

Gross Profit	$996,088	$793,304	$202,784	25.6%

Gross Profit Percentage of Revenue	62.9%	65.0%

Revenues

Revenue for the six months ended June 30, 2017 amounted to $1,583,990 as compared to revenue of $1,220,197 for the six months ended June 30, 2016, representing an increase of $363,793 or 29.8%. The increase was attributable to the addition of new contracts in Calvert County, Maryland and Wetaskiwin, Alberta, Canada, as well as expansion of programs in New Rochelle, New York, Laurel, Maryland, and Fruitland, Maryland. The increase was offset by a decrease in revenue from our Saltillo, Mexico program which reported no revenue for the three months ended June 30, 2017. On March 11, 2017, the City resumed collection efforts for unpaid fines and announced that these efforts would continue through the expiration of the contract on December 31, 2017. We are working with the City to identify the amount due from recent collections, and to determine whether the City intends to extend the current contract beyond the expiration date.

Our contract structures generate revenue based on either a percentage of fines collected by our customers or a fixed monthly flat fee per camera. At June 30, 2017 approximately 40% of our contracts were based on a percentage of fines collected and 60% were based on a monthly flat fee per camera. As a result of a change in the law that prohibits ATSE contractors from being compensated in relation to volume of fines collected, all Maryland contracts, with the exception of one which recently expired, have been converted to a flat monthly fee structure.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2017 amounted to $587,902 as compared to $426,893 for the six months ended June 30, 2016, an increase of $161,009 or 37.7%. This increase was related to direct labor and materials costs associated with increased camera deployments and citation issuances.

Gross Profit

Gross profit for the six months ended June 30, 2017 amounted to $996,088 as compared to $793,304 for the six months ended June 30, 2016, an increase of $202,784 or 25.6%. The increase was primarily due to new programs and current program expansions, offset by a reduction in recurring revenue from the Saltillo, Mexico program as discussed previously. Gross margin for six months ended June 30, 2017 was 62.9% as compared to 65.0% for the six months ended June 30, 2016. The margin reduction was primarily due to increased maintenance parts cost in the first quarter as certain systems were upgraded for performance enhancements.

Expenses

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
OPERATING EXPENSES
Salaries and related expenses	$830,185	$832,383	$(2,198)	(0.3)%
Selling, general and administrative expenses	654,516	577,254	77,262	13.4%
Total operating expenses	$1,484,701	$1,409,637	$75,064	5.3%

Salaries and Related Expenses

Salaries and related expenses for the six months ended June 30, 2017 amounted to $830,185 as compared to $832,383 for the six months ended June 30, 2016, a decrease of $2,198 or 0.3%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2017 amounted to $654,516 as compared to $577,254, for the six months ended June 30, 2016, an increase of $77,262 or 13.4%. The increase was primarily driven by corporate and professional fees related to our recent transactions.

Other Expenses, net

Total other expenses, net for the six months ended June 30, 2017 amounted to $222,142 as compared to $304,197 for the six months ended June 30, 2016, a decrease of $82,055, or 27.0%. The primary driver of the decrease was no extinguishment of debt for the six months ended June 30, 2017, as compared to $161,395 loss on extinguishment of debt, offset by $70,308 change in fair value of derivative liability, for the six months ended June 30, 2016.

Net Income (Loss)

Net income from continuing operations for the six months ended June 30, 2017 amounted to $1,357,377 compared to a net loss of $767,830 for the six months ended June 30, 2016, a change of $2,125,207. A tax benefit of $2,068,132 versus $152,700 was the primary driver of the increase for the six months ended June 30, 2017 and 2016, respectively. Excluding the tax benefit, net loss from continuing operations before income taxes for the six months ended June 30, 2017 amounted to $710,755, compared to a net loss of $920,530 for the six months ended June 30, 2016, a decrease of $209,775 or 22.8%. The decrease was primarily driven by significantly higher gross profit and lower other expense, offset by slightly higher operating expenses, as discussed previously.

Financial Condition, Liquidity and Capital Resources

At June 30, 2017, we had total current assets of approximately $3.02 million and total current liabilities of approximately $1.11 million resulting in a working capital surplus of approximately $1.91 million. At June 30, 2017, inventory totaled approximately $0.2 million consisting primarily of ATSE cameras components. In comparison, at December 31, 2016, we had total current assets of approximately $2.36 million and total current liabilities of approximately $1.81 million, resulting in a working capital surplus of approximately $0.55 million.

The Company’s accumulated deficit decreased to approximately $7.4 million at June 30, 2017 from $12.0 million at December 31, 2016, as a result of the net income recorded for the six months ended June 30, 2017. Cash flows used in continuing operations for the six months ended June 30, 2017 were approximately $0.8 million, compared to cash flows used in continuing operations for the six months ended June 30, 2016 of approximately $0.01 million.

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

Management believes that the Company’s current level of cash combined with cash that it expects to generate in its operations during the next twelve months including anticipated new customer contracts will be sufficient to sustain the Company’s business initiatives through at least August 2018, but there can be no assurance that these measures will be successful or adequate.

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

Net cash used in operating activities from continuing operations was $821,321 for the six months ended June 30, 2017 compared to net cash used in operating activities from continuing operations of $90,423 for the six months ended June 30, 2016. Cash was used primarily to fund our operations and working capital needs, net of non-cash expenditures such as depreciation and amortization, share based compensation for services and financing related costs. For the six months ended June 30, 2017, net income of $4,630,799, offset by a gain on sale of the vehicle services business of $5,700,446, a decrease in current assets, net, of $159,213 and an increase in current liabilities, net, of $301,691, were the primary drivers of the cash used in operating activities for continuing operations.

During the six months ended June 30, 2016, the net loss of $533,443 offset by a non-cash loss on the extinguishment of debt of $161,394, a decrease in current assets, net, of $152,499 and an increase in current liabilities, net, of $214,135 were the primary drivers of the cash used in operating activities for continuing operations.

Net cash provided by operating activities from discontinued operations was $3,758,157 for the six months ended June 30, 2017 compared to net cash used in operating activities from discontinued operations of $586,592 for the six months ended June 30, 2016. In the six months ended June 30, 2017, the gain on sale of the vehicle services of $5,700,446 was offset by a $2,000,000 note receivable, providing $3,700,446 in proceeds, net of costs, offset by net cash used to fund operating activities from discontinued operations of $57,711.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $165,310 related to capital expenditures for the period ended June 30, 2017 and there was no cash used for the period ended June 30, 2016.

Cash Flows Provided by Financing Activities

Net cash used in financing activities from continuing operations was $354,646 for the six months ended June 30, 2017 and net cash provided by financing activities was $159,699 for the six months ended June 30, 2016. In the six months ended June 30, 2017, the Company paid other notes payable of $354,646. In the six months ended June 30, 2016, the Company made aggregate principal payments of $49,625 under capital leases and other note obligations and advanced net proceeds of $209,324 from the line of credit.

Net cash used in financing activities from discontinued operations was $1,155,283 for the six months ended June 30, 2017 compared to net cash provided by financing activities from discontinued operations of $407,835 for the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 discusses those critical accounting policies and estimates that management uses to prepare our consolidated financial statements, which include those relating to accounts receivables allowances, revenue recognition and income taxes. We have reviewed those polices and believe that they remain our most critical accounting policies for the three and six months ended June 30, 2017, and that no material changes therein have occurred.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act.  Based on this evaluation, because of the Company’s limited resources and limited number of employees as discussed below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2017.

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

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.  These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.  In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2017 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP.  Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not required to attestation by our registered public accounting firm under section 404(a) of the Sarbanes-Oxley Act.

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

Changes in Internal Controls

During the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was not a party to pending legal proceedings during the six months ended June 30, 2017 that are material to the Company or its assets.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

Neither Brekford Traffic Safety, Inc. nor any of its affiliated purchasers (as defined by Rule 10b-18 under the Exchange Act) purchased any shares of its common stock during the three months ended June 30, 2017.

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

Brekford Traffic Safety, Inc.

Date: August 14, 2017	By:	/s/ Rodney Hillman
Rodney Hillman
President and Chief Operating Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Agreement and Plan of Merger dated June 7, 2017(1).
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

(1) Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017